Form 10-Q
period 2019-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2019-06-24
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38895

South Plains Financial, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2453320
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5219 City Bank Parkway Lubbock, TX	79407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (806) 792-7101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	SPFI	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June [6], 2019, the registrant had 17,978,520 shares of common stock, par value $1.00 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018	Pro Forma March 31, 2019
ASSETS
Cash and due from banks	$37,632	$47,802	$37,632
Interest-bearing deposits in banks	301,778	198,187	301,778
Cash and cash equivalents	339,410	245,989	339,410
Securities available for sale	339,051	338,196	339,051
Loans held for sale	21,447	38,382	21,447
Loans held for investment	1,915,183	1,957,197	1,915,183
Allowance for loan losses	(23,381)	(23,126)	(23,381)
Accrued interest receivable	9,962	12,957	9,962
Premises and equipment, net	59,572	59,787	59,572
Bank-owned life insurance	57,499	57,172	57,499
Other assets	27,254	26,191	27,254
Total assets	$2,745,997	$2,712,745	$2,745,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$497,566	$510,067	$497,566
Interest-bearing	1,807,363	1,767,387	1,807,363
Total deposits	2,304,929	2,277,454	2,304,929
Short-term borrowings	18,915	17,705	18,915
Accrued expenses and other liabilities	35,723	29,416	35,723
Notes payable & other borrowings	95,000	95,000	95,000
Subordinated debt securities	26,472	34,002	26,472
Junior subordinated deferrable interest debentures	46,393	46,393	46,393
Total liabilities	2,527,432	2,499,970	2,527,432
Commitments and contingent liabilities
ESOP owned shares	58,195	58,195	-

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 14,771,520 issued and outstanding	14,772	14,772	14,772
Additional paid-in capital	80,412	80,412	80,412
Retained earnings	123,328	119,834	123,328
Accumulated other comprehensive income (loss)	53	(2,243)	53
	218,565	212,775	218,565
Less ESOP owned shares	58,195	58,195	-
Total stockholders’ equity	160,370	154,580	218,565
Total liabilities and stockholders’ equity	$2,745,997	$2,712,745	$2,745,997

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
			Pro Forma
	2019	2018	2018
Interest income:
Loans, including fees	$28,098	$24,109	$24,109
Securities:
Taxable	2,176	795	795
Non taxable	225	1,095	1,095
Federal funds sold and interest-bearing deposits in banks	1,505	1,284	1,284
Total interest income	32,004	27,283	27,283
Interest expense:
Deposits	5,889	3,493	3,493
Notes payable & other borrowings	650	430	430
Subordinated debt securities	406	245	245
Junior subordinated deferrable interest debentures	513	397	397
Total interest expense	7,458	4,565	4,565
Net interest income	24,546	22,718	22,718
Provision for loan losses	608	778	778
Net interest income, after provision for loan losses	23,938	21,940	21,940
Noninterest income:
Service charges on deposit accounts	1,905	1,917	1,917
Income from insurance activities	1,750	1,395	1,395
Net gain on sales of loans	4,660	4,311	4,311
Bank card services and interchange fees	2,010	1,958	1,958
Investment commissions	333	450	450
Other	1,417	1,437	1,437
Total noninterest income	12,075	11,468	11,468
Noninterest expense:
Salaries and employee benefits	19,125	17,601	17,601
Occupancy and equipment, net	3,407	3,324	3,324
Professional services	1,706	1,429	1,429
Marketing and development	717	818	818
IT and data services	693	550	550
Bank card expenses	724	664	664
Appraisal expenses	323	285	285
Other	3,341	3,206	3,206
Total noninterest expense	30,036	27,877	27,877
Income before income taxes	5,977	5,531	5,531
Income tax expense	1,204	30	883
Net income	$4,773	$5,501	$4,648

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018	Pro Forma 2018
Earnings per share:
Basic	$0.32	$0.37	$0.31
Diluted	$0.32	$0.37	$0.31

Net income	$4,773	$5,501	$4,648

Other comprehensive income (loss):
Change in net unrealized loss on securities available for sale	2,907	(3,160)	(3,160)
Tax effect	(611)	-	664
Other comprehensive income (loss)	2,296	(3,160)	(2,496)
Comprehensive income	$7,069	$2,341	$2,152

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total

Balance at January 1, 2018	15,153,510	$15,154	$85,888	$120,589	$(446)	$(5,858)	$(57,121)	$158,206
Net income	-	-	-	5,501	-	-	-	5,501
Cash dividends:
Common - $0.15 per share	-	-	-	(2,215)	-	-	-	(2,215)
Other comprehensive (loss), (net of tax)	-	-	-	-	(3,160)	-	-	(3,160)

Balance at March 31, 2018	15,153,510	$15,154	$85,888	$123,875	$(3,606)	$(5,858)	$(57,121)	$158,332

Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$-	$(58,195)	$154,580
Net income	-	-	-	4,773	-	-	-	4,773
Other comprehensive income, (net of tax)	-	-	-	-	2,296	-	-	2,296
Cumulative change in accounting principle	-	-	-	(1,279)	-	-	-	(1,279)

Balance at March 31, 2019	14,771,520	$14,772	$80,412	$123,328	$53	$-	$(58,195)	$160,370

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$4,773	$5,501
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	608	778
Depreciation and amortization	1,252	1,328
Accretion and amortization	(308)	637
Other gains, net	(3)	(95)
Net gain on sales of loans	(4,660)	(4,311)
Proceeds from sales of loans held for sale	142,435	115,615
Loans originated for sale	(120,840)	(108,797)
Earnings on bank-owned life insurance	(327)	(333)
Net change in:
Accrued interest receivable and other assets	1,371	3,970
Accrued expenses and other liabilities	5,028	1,323
Net cash from operating activities	29,329	15,616

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(5,192)	-
Maturities, prepayments, and calls	7,552	7,299
Activity in securities held to maturity:
Maturities, prepayments, and calls	-	14,675
Loan originations and principal collections, net	41,201	12,924
Purchases of premises and equipment, net	(1,032)	(746)
Proceeds from sales of premises and equipment	3	20
Proceeds from sales of foreclosed assets	405	1,035
Net cash from investing activities	42,937	35,207

Cash flows from financing activities:
Net change in deposits	27,475	5,240
Net change in short-term borrowings	1,210	5,070
Payments made on notes payable and other borrowings	(7,530)	-
Cash dividends on common stock	-	(2,215)
Net cash from financing activities	21,155	8,095

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018

Net change in cash and cash equivalents	$93,421	$58,918
Beginning cash and cash equivalents	245,989	294,563
Ending cash and cash equivalents	$339,410	$353,481

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$7,140	$3,443
Income taxes paid	-	-
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$460	$804

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico.  Principal activities include commercial and retail banking, along with insurance, investment, trust, and mortgage services.  Subsidiaries of SPFI follow:

Wholly Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Windmark Insurance Agency, Inc.	Non-bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q (“Report”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above.  All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018 in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 9, 2019.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Determination of the adequacy of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term; the valuation of foreclosed assets and fair values of financial instruments can also involve significant management estimates.

Change in Capital Structure
On March 11, 2019, the Company amended and restated its Certificate of Formation.  The original Certificate of Formation was amended to change the capital structure to authorize the issuance of 30,000,000 shares of common stock, par value $1.00 per share.

The Company completed a 29-to-1 stock split of the Company’s outstanding shares of common stock for shareholders of record as of March 11, 2019.  The stock split was payable in the form of a dividend on or about March 11, 2019.  Shareholders received 29 additional shares for each share held as of the record date.  All share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Pro Forma Information – As a result of the revocation of the S corporation election effective May 31, 2018, the net income and earnings per share data prior to that date are not comparable with subsequent periods, which include federal income tax expense.  As a result, the consolidated statements of comprehensive income in this Report includes a pro forma column for the period ended March 31, 2018, as if the conversion to a C corporation had occurred effective January 1, 2018.  The federal tax rate used is 21%.

In accordance with applicable provisions of the Internal Revenue Code, the terms of our employee stock ownership plan (“ESOP”), provided that, for so long as we were a privately held company, ESOP participants would have the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the ESOP.  This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2019. However, because we were privately held during the periods covered by the Report, the shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called ESOP-owned shares, appearing between total liabilities and stockholders’ equity. As a result, the value of ESOP-owned shares are deducted from stockholders’ equity in our consolidated balance sheet for the periods included in this Report. The consolidated balance sheet in this Report includes a pro forma column, which assumes that the ESOP repurchase obligation has terminated as of the date presented in the Report. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the ESOP-owned shares will be included in, and not be deducted from, stockholders’ equity.

Change in Accounting Principle – Prior to January 1, 2019, the Company accounted for its cash-settled stock appreciation rights (“SARs”) using the intrinsic value method, as permitted by ASC 718.  As a result of the Company filing its prospectus with the SEC, the Company is now required to use the fair value method for these SARs.  The Company’s calculation of the fair value of the SARs, as of January 1, 2019, exceeded the recorded intrinsic value by $1.6 million.  ASC 250 states that an “entity shall report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless it is impracticable to do so”.  Retrospective application of the effects of a change from the intrinsic value to fair value would be impracticable due to the need to objectively determine assumptions that would be used in prior periods without using current information.  Additionally, SAB Topic 14.B states that entities changing from nonpublic to public status are not permitted to apply the fair-value-based method retrospectively.  Therefore, the Company recorded a cumulative-effect adjustment to retained earnings for $1.3 million ($1.6 million net of $340,000 in tax) effective January 1, 2019 and applied this change prospectively.

Stock-based Compensation – The Company sponsors an equity incentive plan under which options to acquire shares of Company common stock may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price to acquire shares of the Company’s common stock. Shares are issued out of authorized unissued common shares. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option.

Recent Accounting Pronouncements – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes U.S. GAAP for nongovernmental entities. Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01, among other things, eliminates the requirement to disclose the fair value of financial instruments at amortized cost for entities that are not public business entities. We originally adopted the new standard effective January 1, 2018, the effective date of the guidance. Accordingly, the Company’s fair value of financial instruments at amortized cost were not disclosed in our consolidated financial statements for 2018.  However, based on the Company becoming a public company, these disclosures are now required and have been included in our consolidated financial statements.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326).  The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity securities,  and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact adoption of ASU 2016-13 will have on its consolidated operating results and financial condition.

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2019
Available for sale:
U.S. government and agencies	$85,217	$26	$(42)	$85,201
State and municipal	32,118	566	(163)	32,521
Mortgage-backed securities	182,684	1,092	(992)	182,784
Asset-backed and other amortizing securities	38,965	33	(453)	38,545

	$338,984	$1,717	$(1,650)	$339,051

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2018
Available for sale:
U.S. government and agencies	$84,765	$18	$(76)	$84,707
State and municipal	32,205	480	(375)	32,310
Mortgage-backed securities	184,267	29	(2,040)	182,256
Asset-backed and other amortizing securities	39,799	1	(877)	38,923

	$341,036	$528	$(3,368)	$338,196

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The amortized cost and fair value of debt securities at March 31, 2019 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value

Within 1 year	$78,370	$78,356
After 1 year through 5 years	7,317	7,318
After 5 years through 10 years	12,006	11,997
After 10 years	19,642	20,051
Other	221,649	221,329

	$338,984	$339,051

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $206.4 million and $200.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
U.S. government and agencies	$74,872	$9	$5,553	$33	$80,425	$42
State and municipal	918	1	13,443	162	14,361	163
Mortgage-backed securities	-	-	53,083	992	53,083	992
Asset-backed and other amortizing securities	-	-	34,060	453	34,060	453

	$75,790	$10	$106,139	$1,640	$181,929	$1,650

December 31, 2018
U.S. government and agencies	$77,891	$27	$2,048	$49	$79,939	$76
State and municipal	5,662	92	9,781	283	15,443	375
Mortgage-backed securities	108,962	293	54,035	1,747	162,997	2,040
Asset-backed and other amortizing securities	-	-	37,351	877	37,351	877

	$192,515	$412	$103,215	$2,956	$295,730	$3,368

There were 65 securities with an unrealized loss at March 31, 2019.  Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

3.	LOANS

Loans are summarized by category as follows:

	March 31, 2019	December 31, 2018

Commercial real estate	$528,598	$538,037
Commercial - specialized	258,975	305,022
Commercial - general	413,093	427,728
Consumer:
1-4 family residential	354,981	346,153
Auto loans	200,366	191,647
Other consumer	71,939	70,209
Construction	87,231	78,401

	1,915,183	1,957,197
Allowance for loan losses	(23,381)	(23,126)

Loans, net	$1,891,802	$1,934,071

The Company has certain lending policies, underwriting standards, and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies, underwriting standards, and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial – General and Specialized – Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, as agreed and ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and include personal guarantees.  Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties.  Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related segments that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related segments that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant & retail, construction, and other industries.

Commercial Real Estate – Commercial real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for nonincome-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diversified by type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Construction – Loans for residential construction are for single-family properties to developers, builders, or end-users.  These loans are underwritten based on estimates of costs and completed value of the project.  Funds are advanced based on estimated percentage of completion for the project.  Performance of these loans is affected by economic conditions as well as the ability to control costs of the projects.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Consumer – Loans to consumers include 1-4 family residential loans, auto loans, and other loans for recreational vehicles or other purposes. The Company utilizes a computer-based credit scoring analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize the Company’s risk.  The Company generally requires mortgage title insurance and hazard insurance on 1-4 family residential loans.

The following table details the activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for loan losses	Charge-offs	Recoveries	Ending Balance
For the three months ended
March 31, 2019
Commercial real estate	$5,579	$(352)	$-	$108	$5,335
Commercial - specialized	2,516	(179)	(33)	23	2,327
Commercial - general	8,173	262	(4)	73	8,504
Consumer:
1-4 family residential	2,249	156	(19)	30	2,416
Auto loans	2,994	299	(259)	33	3,067
Other consumer	1,192	212	(279)	49	1,174
Construction	423	210	(75)	-	558

Total	$23,126	$608	$(669)	$316	$23,381

For the three months ended
March 31, 2018
Commercial real estate	$3,769	$1,360	$-	$-	$5,129
Commercial - specialized	2,367	265	(38)	56	2,650
Commercial - general	10,151	(1,313)	(100)	187	8,925
Consumer:
1-4 family residential	1,787	(359)	(1)	-	1,427
Auto loans	2,068	521	(235)	32	2,386
Other consumer	971	253	(207)	36	1,053
Construction	348	51	-	-	399

Total	$21,461	$778	$(581)	$311	$21,969

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated

March 31, 2019
Commercial real estate	$473	$528,125	$-	$5,335
Commercial - specialized	2,045	256,930	68	2,259
Commercial - general	2,856	410,237	335	8,169
Consumer:
1-4 family residential	2,590	352,391	120	2,296
Auto loans	-	200,366	-	3,067
Other consumer	-	71,939	-	1,174
Construction	702	86,529	60	498

Total	$8,666	$1,906,517	$583	$22,798

December 31, 2018
Commercial real estate	$1,819	$536,218	$-	$5,579
Commercial - specialized	2,116	302,906	-	2,516
Commercial - general	2,950	424,778	233	7,940
Consumer:
1-4 family residential	2,475	343,678	8	2,241
Auto loans	-	191,647	-	2,994
Other consumer	-	70,209	-	1,192
Construction	-	78,401	-	423

Total	$9,360	$1,947,837	$241	$22,885

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

March 31, 2019
Commercial real estate	$928	$473	$-	$473	$-	$1,146
Commercial - specialized	2,045	1,359	686	2,045	68	2,081
Commercial - general	4,664	180	2,676	2,856	335	2,903
Consumer:
1-4 family	3,009	2,131	459	2,590	120	2,533
Auto loans	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Construction	777	345	357	702	60	351

Total	$11,423	$4,488	$4,178	$8,666	$583	$9,014

December 31, 2018
Commercial real estate	$2,274	$1,819	$-	$1,819	$-	$4,590
Commercial - specialized	2,116	2,116	-	2,116	-	3,742
Commercial - general	4,758	240	2,710	2,950	233	3,963
Consumer:
1-4 family	2,894	2,111	364	2,475	8	2,881
Auto loans	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Total	$12,042	$6,286	$3,074	$9,360	$241	$15,176

All impaired loans $250,000 and greater were specifically evaluated for impairment.  Interest income recognized using a cash-basis method on impaired loans for the period ended March 31, 2019 and the year ended December 31, 2018 was not significant.  Additional funds committed to be advanced on impaired loans are not significant.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual

March 31, 2019
Commercial real estate	$1,493	$-	$200
Commercial - specialized	402	-	2,753
Commercial - general	2,432	-	2,170
Consumer:
1-4 Family residential	1,839	186	1,831
Auto loans	808	33
Other consumer	683	61
Construction	646	-	703

Total	$8,303	$280	$7,657

December 31, 2018
Commercial real estate	$1,748	$-	$217
Commercial - specialized	992	-	2,550
Commercial - general	2,625	-	2,134
Consumer:
1-4 Family residential	1,611	440	1,489
Auto loans	825	50
Other consumer	883	74
Construction	-	-	-

Total	$8,684	$564	$6,390

The Company grades its loans on a thirteen-point grading scale.  These grades fit in one of the following categories:  (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss.  Loans categorized as loss are charged-off immediately.  The grading of loans reflect a judgment about the risks of default associated with the loan. The Company reviews the grades on loans as part of our on-going monitoring of the credit quality of our loan portfolio.

Pass loans have financial factors or nature of collateral that are considered reasonable credit risks in the normal course of lending and encompass several grades that are assigned based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring.

Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loans at some future date.

Substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize collection and present the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.  Substandard loans can be accruing or can be nonaccrual depending on the circumstances of the individual loans.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Doubtful loans have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.  All doubtful loans are on nonaccrual.

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2019
Commercial real estate	$503,424	$19,919	$5,255	$-	$528,598
Commercial - specialized	255,433	-	3,542	-	258,975
Commercial - general	400,960	1,375	10,758	-	413,093
Consumer:
1-4 family residential	349,532	-	5,449	-	354,981
Auto loans	200,129	-	237	-	200,366
Other consumer	71,766	-	173	-	71,939
Construction	86,529	-	702	-	87,231

Total	$1,867,773	$21,294	$26,116	$-	$1,915,183

December 31, 2018
Commercial real estate	$514,249	$17,300	$6,488	$-	$538,037
Commercial - specialized	301,289	-	3,733	-	305,022
Commercial - general	415,675	1,449	10,604	-	427,728
Consumer:
1-4 family residential	340,836	-	5,317	-	346,153
Auto loans	191,435	-	212	-	191,647
Other consumer	70,075	-	134	-	70,209
Construction	78,401	-	-	-	78,401

Total	$1,911,960	$18,749	$26,488	$-	$1,957,197

There were no loans restructured as troubled debt restructurings during the three-month period ended March 31, 2019 and the year ended December 31, 2018.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

4.	BORROWING ARRANGEMENTS

Subordinated debt securities
In January 2014, the Company issued $20.9 million in subordinated debt securities.   These securities pay interest quarterly and mature January 2024.  There was $6.5 million issued at a current rate of 4% and $14.4 million at a current rate of 5%.  These rates were fixed for five years and then float at Wall Street Journal prime, with a floor of 4% and a ceiling of 7.5%.  These securities are unsecured and could be called by the Company at any time after January 2019, they qualified for Tier 2 capital treatment, subject to regulatory limitations.  In December 2018, the Company notified all holders that it intended to call these securities in January of 2019 and were given the option to subscribe to a new offering (see following paragraph) or to be redeemed.  Holders of $13.4 million elected to subscribe to the new offering while holders of $7.5 million elected to have their securities redeemed in January 2019.  As a result, these securities had been fully redeemed as of March 31, 2019, while the outstanding balance of these securities at December 31, 2018 was $7.5 million.

In December 2018, the Company issued $26.5 million in subordinated debt securities.  $12.4 million of the securities have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years.  The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years.  After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%.  These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less.  Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.

5.	EMPLOYEE BENEFITS

Non-Qualified Plans - Certain Company executives, as determined by the Company’s Board of Directors from time-to-time, were granted SARs based on grant date values.  The rights have varying vesting provisions.  Exercise and payment options for the rights vary and are governed by the program they were issued under as well as the specific award agreement.  Prior to January 1, 2019, the Company accrued the liabilities for these rights under the intrinsic value method.  The accrual for the liabilities was $10.6 million at December 31, 2018.

As a result of the Company becoming a reporting company with the SEC, the Company is now required to use the fair value method for these SARs.  The Company’s calculation of the fair value of the SARs, as of January 1, 2019, exceeded the recorded intrinsic value by $1.6 million.  Therefore, the Company recorded a cumulative-effect adjustment to retained earnings for $1.3 million ($1.6 million net of $340,000 in tax) effective January 1, 2019 and applied this change prospectively.

The Company recorded expense of $607,000 for the increase in the intrinsic value of the SARs, prior to the change to the fair value method, and the change in fair value of the SARs at March 31, 2019.

6.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019.  The purpose of this Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards.  The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 2,300,000. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (“Black-Scholes”) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer company averages.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.

Options
A summary of activity in the Plan during the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Three Months Ended March 31, 2019
Outstanding at beginning of year:	-	$-	-	$-
Granted	10,342	21.32	9.97	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance, March 31, 2019	10,342	$21.32	9.97	$-

Exercisable at end of period	-	$-	-	$-

Vested at end of period	-	$-	-	$-

A summary of assumptions used to calculate the fair values of the awards is presented below:

Three Months Ended March 31, 2019

Expected volatility	27.46%
Expected dividend yield	0.70%
Expected term (years)	6.0
Risk-free interest rate	2.39%
Weighted average grant date fair value	$6.15

Further, on January 16, 2019, the Company approved the conversion of its previously issued SARs to stock options.  There were 1,401,000 outstanding SARs that were converted effective as of May 6, 2019.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Restricted Stock Awards and Units
A summary of activity in the Plan during the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value

Three Months Ended March 31, 2019
Outstanding at beginning of year:	-	$-
Granted	52,764	19.41
Exercised	-	-
Forfeited	-	-

Balance, March 31, 2019	52,764	$19.41

Exercisable at end of period	-	$-

Vested at end of period	-	$-

Restricted stock granted typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2019 was $1.2 million and will be recognized over a weighted average remaining period of 2.30 years.

Employment Agreement
Effective March 6, 2019, the Company entered into an employment agreement with its President.  The employment agreement has an initial term of three years and will automatically renew for additional three-year terms, unless the Company or the President provides 90-days’ advance notice of non-renewal.  In the event that the President’s employment is terminated by the Company without cause or by the President for good reason, each as defined in the employment agreement, the employment agreement provides that he will receive severance equal to two times the sum of his annual base salary and annual target cash incentive bonus and a lump sum payment equal to 24 months’ of the monthly premiums to continue existing healthcare coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”).  If such involuntary termination occurs within the 24-month period following a change in control, as defined in the employment agreement, in lieu of the foregoing, the severance due would be three times the sum of annual base salary and annual target cash incentive bonus and a lump sum payment equal to 36 months’ of the monthly premiums to continue existing healthcare coverage under COBRA. Additionally, any equity and phantom equity awards would fully vest upon any termination of employment by the Company without cause or by the President for good reason.

7.	COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters-of-credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements.The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for recorded instruments.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Financial instruments whose contract amounts represent credit risk outstanding follow:

	March 31, 2019	December 31, 2018
Commitments to grant loans and unfunded commitments under lines of credit	$387,170	$346,245
Standby letters-of-credit	6,054	5,062

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional commitments issued by the Company to guaran-tee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters-of-credit issued have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  The Company requires collateral supporting those commitments if deemed necessary.

Litigation - The Company is a defendant in legal actions arising from time to time in the normal course of business.  Management believes that the ultimate liability, if any, arising from these matters will not materially affect the Company’s consolidated financial statements.

FHLB Letters of Credit - The Company uses letters of credit to pledge to certain public deposits.  The balance of these letters of credit was $199.0 million at March 31, 2019 and December 31, 2018, respectively.

8.	CAPITAL AND REGULATORY MATTERS

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by its banking regulators.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and its bank subsidiary’s financial statements.  Under capital guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

In July 2013, the Federal Reserve Board published final rules for the adoption of the Basel III regulatory capital framework (“Basel III”).  Basel III, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defined Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.  Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2019 and December 31, 2018, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2019, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since March 31, 2019 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2019:
Total Capital to Risk Weighted Assets:
Consolidated	$313,545	14.7%	$223,296	10.5%	N/A	N/A
City Bank	299,764	14.1%	223,220	10.5%	$212,591	10.0%

Tier I Capital to Risk Weighted Assets:
Consolidated	263,512	12.4%	180,763	8.5%	N/A	N/A
City Bank	276,203	13.0%	180,702	8.5%	170,072	8.0%

Common Tier 1 (CET1):
Consolidated	218,512	10.3%	148,864	7.0%	N/A	N/A
City Bank	276,203	13.0%	148,813	7.0%	138,184	6.5%

Tier I Capital to Average Assets:
Consolidated	263,512	9.7%	108,707	4.0%	N/A	N/A
City Bank	276,203	10.2%	108,619	4.0%	135,773	5.0%

December 31, 2018:
Total Capital to Risk Weighted Assets:
Consolidated	$309,798	14.3%	$214,301	9.9%	N/A	N/A
City Bank	294,572	13.6%	214,246	9.9%	$216,958	10.0%

Tier I Capital to Risk Weighted Assets:
Consolidated	260,020	12.0%	170,898	7.9%	N/A	N/A
City Bank	271,266	12.5%	170,855	7.9%	173,567	8.0%

Common Tier 1 (CET1):
Consolidated	215,020	9.9%	138,346	6.4%	N/A	N/A
City Bank	271,266	12.5%	138,311	6.4%	141,023	6.5%

Tier I Capital to Average Assets:
Consolidated	260,020	9.6%	108,033	4.0%	N/A	N/A
City Bank	271,266	10.1%	107,940	4.0%	134,925	5.0%

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

State banking regulations place certain restrictions on dividends paid by banks to their shareholders.  Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

9.	DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest-rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table reflects the fair value hedges included in the consolidated balance sheets:

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$1,076	$57	$-	$-

Included in other assets:
Interest rate swaps related to fixed rate loans	$9,781	$37	$10,917	$169

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets:

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$-	$-	$-	$-
Interest rate lock commitments	58,397	1,489	46,891	1,063

Total included in other assets	$58,397	$1,489	$46,891	$1,063

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$52,671	$713	$54,998	$672
Interest rate lock commitments	-	-	-	-

Total included in other liabilities	$52,671	$713	$54,998	$672

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2019	2018

Net income	$4,773	$5,501

Weighted average common shares outstanding - basic	14,771,520	14,771,520
Effect of dilutive securities:
Stock-based compensation awards	38	-
Weighted average common shares outstanding - diluted	14,771,558	14,771,520

Basic earnings per share	$0.32	$0.37
Diluted earnings per share	$0.32	$0.37

11.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three months ended March 31, 2019	Banking	Insurance	Consolidated

Net interest income	$24,546	$-	$24,546
Provision for loan loss	(608)	-	(608)
Noninterest income	10,371	1,704	12,075
Noninterest expense	(29,073)	(963)	(30,036)

Income before income taxes	5,236	741	5,977

Income tax (expense) benefit	(1,140)	(64)	(1,204)

Net income	$4,096	$677	$4,773

Three months ended March 31, 2018	Banking	Insurance	Consolidated

Net interest income	$22,718	$-	$22,718
Provision for loan loss	(778)	-	(778)
Noninterest income	10,135	1,333	11,468
Noninterest expense	(26,954)	(923)	(27,877)

Income before income taxes	5,121	410	5,531

Income tax (expense) benefit	(30)	-	(30)

Net income	$5,091	$410	$5,501

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

12.	FAIR VALUE DISCLOSURES

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Valuation techniques that are consistent with the market approach, the income approach and/or the cost approach are required by GAAP.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total

March 31, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$74,872	$10,329	$-	$85,201
State and municipal	-	32,522	-	32,522
Mortgage-backed securities	-	182,783	-	182,783
Asset-backed and other amortizing securities	-	38,545	-	38,545
Loans held for sale (mandatory)	-	19,652	-	19,652
Mortgage servicing rights	-	1,433	-	1,433
Asset derivatives	-	1,526	-	1,526
Liability derivatives	-	(770)	-	(770)

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	-	8,083	8,083
Other real estate owned	-	-	2,340	2,340
Loans held for sale (best efforts)	-	1,795	-	1,795

December31, 2018
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$74,419	$10,288	$-	$84,707
State and municipal	-	32,310	-	32,310
Mortgage-backed securities	-	182,256	-	182,256
Asset-backed and other amortizing securities	-	38,923	-	38,923
Loans held for sale (mandatory)	-	31,874	-	31,874
Mortgage servicing rights	-	1,270	-	1,270
Asset derivatives	-	1,232	-	1,232
Liability derivatives	-	(672)	-	(672)

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	-	9,119	9,119
Other real estate owned	-	-	2,285	2,285
Loans held for sale (best efforts)	-	6,508	-	6,508

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing.  Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value.  Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value.  Fair value is based on market prices for comparable mortgage servicing contracts.

Derivatives – Fair value of derivatives is based on valuation models using observable market data as of the measurement date.

Impaired loans – Impaired loans are reported at the fair value of the underlying collateral, less estimated disposal costs, if repayment is expected solely from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Foreclosed assets – Foreclosed assets are transferred from loans at the lower of cost or fair value, less estimated costs to sell.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Loans held for sale (best efforts) – Loans held for sale originated for best efforts delivery are reported at fair value if, on an aggregate basis, the fair value for the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments or discounted cash flow analyses with market assumptions. Such fair values are classified within either Level 2 or Level 3 of the fair value hierarchy.

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts

March 31, 2019
Impaired loans	$8,083	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,340	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2018
Impaired loans	$9,119	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,285	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2019
Financial assets:
Cash and cash equivalents	$339,410	$339,410	$-	$-	$339,410
Loans, net	1,891,802	-	-	1,883,622	1,883,622
Accrued interest receivable	9,962	-	9,962	-	9,962
Bank-owned life insurance	57,499	-	57,499	-	57,499

Financial liabilities:
Deposits	$2,304,929	$2,112,179	$194,997	$-	$2,307,176
Accrued interest payable	2,360	-	2,360	-	2,360
Notes payable & other borrowings	95,000	-	95,000	-	95,000
Junior subordinated deferrable interest debentures	46,393	-	46,393	-	46,393
Subordinated debt securities	26,472	-	26,472	-	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2018
Financial assets:
Cash and cash equivalents	$245,989	$245,989	$-	$-	$245,989
Loans, net	1,934,071	-	-	1,923,167	1,923,167
Accrued interest receivable	12,957	-	12,957	-	12,957
Bank-owned life insurance	57,172	-	57,172	-	57,172

Financial liabilities:
Deposits	$2,277,454	$1,965,925	$312,524	$-	$2,278,449
Accrued interest payable	2,042	-	2,042	-	2,042
Notes payable & other borrowings	95,000	-	95,000	-	95,000
Junior subordinated deferrable interest debentures	46,393	-	46,393	-	46,393
Subordinated debt securities	34,002	-	34,002	-	34,002

13.	SUBSEQUENT EVENTS

The Company consummated the underwritten initial public offering of its common stock in May 2019. The common stock is traded on the NASDAQ Global Select Market under the ticker symbol “SPFI.” In connection with the offering, the Company issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in the initial public offering at an offering price to the public of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $51.4 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. The Company intends to use the net proceeds to support continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 9, 2019 relating to our initial public offering (the “IPO Prospectus”) . Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, and our wholly-owned banking subsidiary, City Bank, a Texas banking association or other consolidated subsidiaries. References in this Form 10-Q to “Bank” refer to City Bank.

Cautionary Notice Regarding Forward-Looking Statements

This Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;

•	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

•	high concentrations of loans secured by real estate located in our market areas;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

•	risks associated with the sale of crop insurance products, including termination of or substantial changes to the Federal crop insurance program;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	public funds deposits comprising a relatively high percentage of our deposits;

•	our ability to maintain our reputation;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance;

•	our ability to attract, hire and retain qualified management personnel;

•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	competition from banks, credit unions and other financial services providers;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	system failures, service denials, cyber-attacks and security breaches;

•	our ability to maintain effective internal control over financial reporting;

•	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•	severe weather, acts of god, acts of war or terrorism;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters; and

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the Trump administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned banking subsidiary, City Bank, is one of the largest independent banks in West Texas. We have additional banking operations in the Dallas-Fort Worth-Arlington and El Paso MSAs, as well as in the Greater Houston, College Station, and Ruidoso and Eastern New Mexico markets. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

Termination of Subchapter S Corporation Status

Beginning January 1, 1998, the Company elected to be taxed for U.S. federal income tax purposes as an S Corporation under the provisions of Sections 1361 to 1379 of the Internal Revenue Code of 1986, as amended, or the Code. While we were an S Corporation, our net income was not subject to, and we did not pay, U.S. federal income tax, and no provision or liability for U.S. federal income tax was included in our consolidated financial statements. Instead, for U.S. federal income tax purposes, our taxable income was “passed through” to our shareholders.

Effective May 31, 2018, the Company revoked its election to be taxed as an S Corporation, we became taxed as a C Corporation under the provisions of Sections 301 to 385 of the Code, and we established a deferred tax asset to reflect the S Corporation revocation. Thus, our net income is now subject to U.S. federal income tax and we bear the liability for those taxes.

As a result of the revocation of our S Corporation election, the net income and earnings per share data presented for any periods which contain net income prior to the revocation date will not be comparable with periods subsequent to the revocation date. Unless otherwise stated, all information contained herein, including consolidated net income, return on average assets, return on average shareholders’ equity and earnings per share, is presented as if we had converted from an S Corporation to a C Corporation as of January 1, 2018 using a statutory tax rate for federal income taxes of 21.0%.

ESOP Repurchase Right Termination

Additionally, in accordance with applicable provisions of the Internal Revenue Code, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan, or ESOP, currently provide that ESOP participants have the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the ESOP. The shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called ‘‘ESOP owned shares’’ appearing between total liabilities and shareholders’ equity. As a result, the ESOP-owned shares are deducted from shareholders’ equity in our consolidated balance sheets. This repurchase right terminated upon the listing of our common stock on the NASDAQ, which we sometimes refer to as the ESOP Repurchase Right Termination, whereupon our repurchase liability will be extinguished and thereafter the ESOP-owned shares will not be deducted from shareholders’ equity.

Recent Developments

We consummated the underwritten initial public offering of our common stock in May 2019. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “SPFI.” In connection with our initial public offering, we issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $51.4 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. We intend to use the net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Highlights

We had net income of $4.8 million for the three months ended March 31, 2019, compared to net income of $4.6 million for the three months ended March 31, 2018. Return on average equity was 8.98% and return on average assets was 0.71% for the three months ended March 31, 2019, compared to 8.73% and 0.73%, respectively, for the three months ended March 31, 2018.

Our total assets increased $33.3 million, or 1.2%, to $2.75 billion at March 31, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment decreased $42.0 million, or 2.1%, to $1.92 billion at March 31, 2019, compared to $1.96 billion at December 31, 2018. The decrease in loans was primarily the result of the seasonal paydowns in our agricultural production portfolio.  Our securities portfolio increased $855,000, or 0.2%, to $339.1 million at March 31, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $27.5 million, or 1.2%, to $2.30 billion at March 31, 2019, compared to $2.28 billion at December 31, 2018.

Pro Forma Income Tax Expense and Net Income

As a result of our prior status as an S Corporation, we had no U.S. federal income tax expense for the three months ended March 31, 2018. The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

Three Months Ended March 31, 2018
(Dollars in thousands)
S Corporation
Net income(1)	$5,501

Pro forma C Corporation
Combined effective income tax rate(2)	15.5%
Income tax provision	$853
Net income	$4,648

(1)	A portion of our net income in this period was derived from non-taxable investment income, offset by nondeductible expenses. This has the effect of lowering the statutory tax rate.

(2)	Based on a statutory federal income tax rate of 21%. As our state income taxes are insignificant, they are not reflected in these calculations.

Results of Operations

Net Income

Net income increased by $125,000 to $4.8 million for the three months ended March 31, 2019, compared to $4.6 million for the three months ended March 31, 2018. This increase was primarily the result of an increase of $1.8 million in net interest income and an increase of $607,000 in noninterest income, offset by an increase of $2.2 million in noninterest expense.

Net Interest Income

Net interest income is the principal source of the Company’s net income and represents the difference between interest income (interest and fees earned on assets, primarily loans and investment securities) and interest expense (interest paid on deposits and borrowed funds). We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances and subordinated notes. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income on a fully tax-equivalent basis divided by average interest-earning assets.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. For purposes of this table, interest income is shown on a fully tax-equivalent basis.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,955,783	$28,141	5.84%	$1,826,391	$24,158	5.36%
Investment securities – taxable	309,670	2,109	2.76	118,267	759	2.60
Investment securities – non-taxable	32,172	286	3.61	154,460	1,386	3.64
Other interest-earning assets (2)	243,610	1,571	2.62	319,984	1,320	1.67
Total interest-earning assets	2,541,235	32,107	5.12	2,419,102	27,623	4.63
Noninterest-earning assets	176,437			172,891
Total assets	$2,717,672			$2,591,993

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,470,199	$4,534	1.25%	$1,360,833	$2,409	0.72%
Time deposits	309,687	1,355	1.77	324,113	1,084	1.36
Short-term borrowings	22,722	111	1.98	25,434	72	1.15
Notes payable & other longer-term borrowings	95,000	539	2.30	95,000	358	1.53
Subordinated debt securities	27,727	406	5.94	20,887	245	4.76
Junior subordinated deferrable interest debentures	46,393	513	4.48	46,393	397	3.47
Total interest-bearing liabilities	$1,971,728	$7,458	1.53%	$1,872,660	$4,565	0.99%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$501,120			$473,993
Other liabilities	29,153			29,410
Total noninterest-bearing liabilities	530,273			503,403
Shareholders’ equity	215,671			215,930
Total liabilities and shareholders’ equity	$2,717,672			$2,591,993

Net interest income		$24,649			$23,058
Net interest spread			3.59%			3.64%
Net interest margin(3)			3.93%			3.87%

(1)	Average loan balances include nonaccrual loans and loans held for sale.

(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.

(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume.

	Three Months Ended March 31,
	2019 over 2018
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,711	$2,272	$3,983
Investment securities – taxable	1,228	122	1,350
Investment securities – non-taxable	(1,097)	(3)	(1,100)
Other interest-earning assets	(315)	566	251
Total increase (decrease) in interest income	1,527	2,957	4,484

Interest-bearing liabilities:
NOW, Savings, MMDAs	194	1,931	2,125
Time deposits	(48)	319	271
Short-term borrowings	(8)	47	39
Notes payable & other borrowings	—	181	181
Subordinated debt securities	80	81	161
Junior subordinated deferrable interest debentures	—	116	116
Total increase (decrease) interest expense:	218	2,675	2,893

Increase (decrease) in net interest income	$1,309	$282	$1,591

Net interest income for the three months ended March 31, 2019 was $24.5 million, compared to $22.7 million for the three months ended March 31, 2018, an increase of $1.8 million, or 8.0%. The increase in net interest income was comprised of a $4.7 million, or 17.3%, increase in interest income offset by a $2.9 million, or 63.4%, increase in interest expense. The growth in interest income was primarily attributable to a $129.4 million, or 7.1%, increase in average loans outstanding for the three-month period ended March 31, 2019, compared to the three-month period ended March 31, 2018, and by a 0.48% increase in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in 1-4 family residential loans and in the auto loan sector of our portfolio.

The $2.9 million increase in interest expense for the period ended March 31, 2019 was primarily related to a 0.54% increase in the rate paid on interest-bearing liabilities and an increase of $94.9 million, or 5.6%, in average interest-bearing deposits over the same period in 2018. The increase in average interest-bearing liabilities from March 31, 2018 to March 31, 2019 was due primarily to an increase in money market accounts of $114.1 million, offset by a decrease in time deposits of $14.4 million. Additionally, average noninterest-bearing demand deposits increased to $501.1 million at March 31, 2019 from $474.0 million at March 31, 2018.

For the three months ended March 31, 2019, net interest margin and net interest spread were 3.93% and 3.59%, respectively, compared to 3.87% and 3.64% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The provision for loan losses for the three months ended March 31, 2019 was $608,000, compared to $778,000 for the three months ended March 31, 2018. The allowance for loan losses as a percentage of loans held for investment was 1.22% at March 31, 2019 and 1.18% at December 31, 2018.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. The largest portion of our noninterest income is associated with our mortgage banking activities. Other sources of noninterest income include service charges on deposit accounts, bank card services and interchange fees, and income from insurance activities.

Noninterest income for the three months ended March 31, 2019 was $12.1 million, compared to $11.5 million for the three months ended March 31, 2018, an increase of $607,000, or 5.3%. The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,905	$1,917	$(12)
Income from insurance activities	1,750	1,395	355
Bank card services and interchange fees	2,010	1,958	52
Mortgage banking activities	4,866	4,667	199
Investment commissions	333	450	(117)
Fiduciary income	376	372	4
Other income and fees(1)	835	709	126
Total noninterest income	$12,075	$11,468	$607

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Income from insurance activities is primarily derived from our insurance agency subsidiary, Windmark Insurance. Insurance income increased $355,000, or 25.4%, to $1.8 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018. This increase was attributable to an increase in commissions and bonuses for insurance sales due to an expanded customer base during 2018 and 2019.

Income from mortgage banking activities includes gains on the sale of mortgage loans originated for sale in the secondary market, servicing income on mortgages sold with retained servicing, and related mortgage loan service charges. Income from mortgage banking activities increased $199,000, or 4.3%, to $4.9 million for the three months ended March 31, 2019 from $4.7 million for the three months ended March 31, 2018. The increase was due primarily to an increase in net gain on sales of loans of $349,000 from 2018 to 2019 as a result of an increase of $26.8 million in sales of mortgage loans. Production of mortgage loans increased by 11.1% from 2018 to 2019.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2019 was $30.0 million compared to $27.9 million for the three months ended March 31, 2018, an increase of $2.2 million, or 7.7%. The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,125	$17,601	$1,524
Occupancy expense, net	3,407	3,324	83
Professional services	1,706	1,429	277
Marketing and development	717	818	(101)
Bankcard expenses	724	664	72
Appraisal expenses	323	285	38
IT and data services	693	550	143
Other expenses(1)	3,341	3,206	123
Total noninterest expense	$30,036	$27,877	$2,159

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Salaries and employee benefits include (i) amounts paid to employees for base pay, commissions, incentive compensation, and bonuses, (ii) health and other related insurance paid by the Bank on behalf of our employees, and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.5 million, or 8.7%, from $17.6 million for the three months ended March 31, 2018 to $19.1 million for the three months ended March 31, 2019. There was an increase of 28 full-time equivalent employees for the first quarter of 2019 compared to the first quarter of 2018.  The primary reason for the increase in employees was related to our mortgage acquisition in November 2018.

Net occupancy expenses are comprised of depreciation on property, premises, equipment and software, rent expense for leased facilities and equipment, maintenance agreements on equipment and software, property taxes, and other expenses related to maintaining owned or leased assets. Net occupancy expense for the three months ended March 31, 2019 was $3.4 million, compared to $3.3 million for the three months ended March 31, 2018, an increase of $83,000, or 2.5%. The increase was primarily attributable to increased rent expense during the first quarter of 2019 for the location for our mortgage acquisition.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $277,000 for the three months ended March 31, 2019. This increase was primarily due to $146,000 in legal expenses during the three months ended March 31, 2019 related to the Company’s preparation for its initial public offering and related activities.

Financial Condition

Total assets increased $33.3 million, or 1.2%, to $2.75 billion at March 31, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment decreased $42.0 million, or 2.1%, to $1.92 billion at March 31, 2019, compared to $1.96 billion at December 31, 2018. Our securities portfolio increased $855,000, or 0.2%, to $339.1 million at March 31, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $27.5 million, or 1.2% to $2.30 billion at March 31, 2019, compared to $2.28 billion at December 31, 2018.

Loan Portfolio

Our loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. We originate substantially all of the loans in our portfolio, except certain loan participations that are independently underwritten by the Company prior to purchase.

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$528,598	27.6%	$538,037	27.5%	$526,339	28.9%
Commercial – specialized	258,975	13.5	305,022	15.6	273,805	15.0
Commercial – general	413,093	21.6	427,728	21.8	418,426	22.9
Consumer:
1-4 family residential	354,981	18.5	346,153	17.7	304,906	16.7
Auto loans	200,366	10.5	191,647	9.8	158,534	8.7
Other consumer	71,939	3.8	70,209	3.6	66,722	3.7
Construction	87,231	4.5	78,401	4.0	75,425	4.1
Gross loans	1,915,183	100.0%	1,957,197	100.0%	1,824,157	100.0%
Allowance for loan losses	(23,381)		(23,126)		(21,969)
Net loans	$1,891,802		$1,934,071		$1,802,188

Loans held for investment decreased $42.0 million, or 2.1%, to $1.92 billion at March 31, 2019, compared to $1.96 billion at December 31, 2018. This decrease in our loans was due to a net reduction of $43.4 million from seasonal annual paydowns on agricultural productions loans.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 64.8% of our loans held for investment were secured by real property as of March 31, 2019, compared to 64.9% as of December 31, 2018. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

We have established concentration limits in the loan portfolio for commercial real estate loans and unsecured lending, among other loan types. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.

Commercial Real Estate. Our commercial real estate portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of commercial real estate investment properties and residential developments. Commercial real estate loans are subject to underwriting standards and processes similar to our commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are diversified by type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Commercial real estate loans decreased $9.4 million, or 1.8%, to $528.6 million as of March 31, 2019 from $538.0 million as of December 31, 2018. The decrease in commercial real estate loans during this period was mostly driven by the payoff of two relationships totaling $7.6 million during the first quarter of 2019.

Commercial – General and Specialized. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, and to ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties. Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related loans that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related loans that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant and retail, construction, and other industries.

Commercial general loans decreased $14.6 million, or 3.4%, to $413.1 million as of March 31, 2019 from $427.7 million as of December 31, 2018.  The decrease in commercial general loans was primarily due to the early payoff of two relationships totaling $16.0 million during the first quarter of 2019.

Commercial specialized loans decreased $46.0 million, or 15.1%, to $259.0 million as of March 31, 2019 from $305.0 million as of December 31, 2018.  This decrease was due to a net reduction of $43.4 million from seasonal annual paydowns on agricultural productions loans.

Consumer. We utilize a computer-based credit scoring analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize our risk. Residential real estate loans are included in consumer loans. We generally require mortgage title insurance and hazard insurance on these residential real estate loans.

Consumer and other loans increased $19.3 million, or 3.2%, to $627.3 million as of March 31, 2019, from $608.0 million as of December 31, 2018. The increases in these loans were primarily a result of expanded lending in the auto loan portfolio in the Lubbock/South Plains market as well as an increase in 1-4 family residential loans. As of March 31, 2019, our consumer loan portfolio was comprised of $355.0 million in 1-4 family residential loans, $200.4 million in indirect auto loans, and $71.9 million in other consumer loans.

Construction. Loans for residential construction are for single-family properties to developers, builders, or end-users. These loans are underwritten based on estimates of costs and completed value of the project. Funds are advanced based on estimated percentage of completion for the project. Performance of these loans is affected by economic conditions as well as the ability to control costs of the projects.

Construction loans increased $8.8 million, or 11.3%, to $87.2 million as of March 31, 2019 from $78.4 million as of December 31, 2018. The increase resulted from continued organic growth, especially in our Lubbock/South Plains and Dallas/Ft. Worth markets.

Allowance for Loan Losses

The allowance for loan losses provides a reserve against which loan losses are charged as those losses become evident. Management evaluates the appropriate level of the allowance for loan losses on a quarterly basis. The analysis takes into consideration the results of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Additional allowances are provided to those loans which appear to represent a greater than normal exposure to risk. The quality of the loan portfolio and the adequacy of the allowance for loan losses is reviewed by regulatory examinations and the Company’s auditors. The allowance for loan losses consists of two elements: (1) specific valuation allowances established for probable losses on specific loans and (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

To determine the adequacy of the allowance, the loan portfolio is broken into categories based on loan type. Historical loss experience factors by category, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio category. These factors are evaluated and updated based on the composition of the specific loan portfolio. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of the Company’s lending personnel. In addition to the portfolio evaluations, impaired loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

The allowance for loan losses was $23.4 million at March 31, 2019, compared to $23.1 million at December 31, 2018, an increase of $255,000, or 1.1%.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2019
Commercial real estate	$5,579	$—	$108	$(352)	$5,335
Commercial – specialized	2,516	(33)	23	(179)	2,327
Commercial – general	8,173	(4)	73	262	8,504
Consumer:
1-4 family residential	2,249	(19)	30	156	2,416
Auto loans	2,994	(259)	33	299	3,067
Other consumer	1,192	(279)	49	212	1,174
Construction	423	(75)	—	210	558
Total	$23,126	$(669)	$316	$608	$23,381

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2018
Commercial real estate	$3,769	$—	$—	$1,360	$5,129
Commercial – specialized	2,367	(38)	56	265	2,650
Commercial – general	10,151	(100)	187	(1,313)	8,925
Consumer:
1-4 family residential	1,787	(1)	—	(359)	1,427
Auto loans	2,068	(235)	32	521	2,386
Other consumer	971	(207)	36	253	1,053
Construction	348	—	—	51	399
Total	$21,461	$(581)	$311	$788	$21,969

Net charge-offs for the first three months of 2019 totaled $353,000 compared to $270,000 for the first three months of 2018. The allowance for loan losses as a percentage of loans held for investment was 1.22% at March 31,2019 and 1.18% at December 31, 2018. Annualized net charge-offs as a percentage of average loans was 0.07% for the three months ended March 31, 2019 and 0.06% for the three months ended March 31, 2018.

While the entire allowance is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$5,335	22.8%	$5,579	24.1%
Commercial – specialized	2,327	10.0	2,516	10.9
Commercial – general	8,504	36.5	8,173	35.4
Consumer:
1-4 family residential	2,416	10.3	2,249	9.7
Auto loans	3,067	13.0	2,994	12.9
Other consumer	1,174	5.0	1,192	5.2
Construction	558	2.4	423	1.8
Total allowance for loan losses	$23,381	100.0%	$23,126	100.0%

Asset Quality

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned, or OREO, until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$200	$217
Commercial – specialized	2,753	2,550
Commercial – general	2,170	2,134
Consumer:
1-4 family residential	1,831	1,489
Auto loans	—	—
Other consumer	—	—
Construction	703	—
Total nonaccrual loans	7,657	6,390
Past due loans 90 days or more and still accruing	280	564
Total nonperforming loans	7,937	6,954
Other real estate owned	2,340	2,285
Total nonperforming assets	$10,277	$9,239

Restructured loans - nonaccrual(1)	$479	$494
Restructured loans - accruing	$2,019	$3,351

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring, or TDR. Included in certain loan categories of impaired loans are TDRs on which we have granted certain material concessions to the borrower as a result of the borrower experiencing financial difficulties. The concessions granted by us may include, but are not limited to: (1) a modification in which the maturity date, timing of payments or frequency of payments is modified, (2) an interest rate lower than the current market rate for new loans with similar risk, or (3) a combination of the first two factors.

If a borrower on a restructured accruing loan has demonstrated performance under the previous terms, is not experiencing financial difficulty and shows the capacity to continue to perform under the restructured terms, the loan will remain on accrual status. Otherwise, the loan will be placed on nonaccrual status until the borrower demonstrates a sustained period of performance, which generally requires six consecutive months of payments. Loans identified as TDRs are evaluated for impairment using the present value of the expected cash flows or the estimated fair value of the collateral, if the loan is collateral dependent. The fair value is determined, when possible, by an appraisal of the property less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the present value of the expected cash flows or the estimated fair value of collateral dependent loans are a component in determining an appropriate allowance for loan losses, and as such, may result in increases or decreases to the provision for loan losses in current and future earnings.

We had no loans restructured as TDRs during the first three months of 2019 or 2018. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

Securities Portfolio

The securities portfolio is the second largest component of the Company’s interest-earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans.

The securities portfolio consists of securities classified as either held-to-maturity or available-for-sale. All held-to-maturity securities are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. All available-for-sale securities are reported at fair value. Securities available-for-sale consist primarily of state and municipal securities, mortgage-backed securities and U.S. government sponsored agency securities. We determine the appropriate classification at the time of purchase.

The following table summarizes the fair value of the securities portfolio as of the dates presented. As of these dates, there were no securities classified as held-to-maturity.

	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$85,217	$85,201	$(16)	$84,765	$84,707	$(58)
State and municipal	32,118	32,521	403	32,205	32,310	105
Mortgage-backed securities	182,684	182,784	100	184,267	182,256	(2,011)
Asset-backed and other amortizing securities	38,965	38,545	(420)	39,799	38,923	(876)
Total available-for-sale	$338,984	$339,051	$67	$341,036	$338,196	$(2,840)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2019, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of March 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$78,370	2.40%	$6,847	2.55%	$—	—%	$—	—%
State and municipal	—	—	470	4.00	12,006	2.46	19,642	3.01
Mortgage-backed securities	—	—	1,382	1.63	28,866	2.20	152,436	3.01
Asset-backed and other amortizing securities	—	—	—	—	—	—	38,965	2.82
Total available-for-sale	$78,370	2.40%	$8,699	2.48%	$40,872	2.27%	$211,043	2.97%

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$77,918	2.40%	$6,847	2.55%	$—	—%	$—	—%
State and municipal	—	—	470	4.00	8,995	2.17	22,740	3.01
Mortgage-backed securities	—	—	97	2.28	32,037	2.20	152,133	2.96
Asset-backed and other amortizing securities	—	—	—	—	—	—	39,799	2.82
Total available-for-sale	$77,918	2.40%	$7,414	2.64%	$41,032	2.19%	$214,672	2.94%

Deposits

Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We put continued effort into gathering noninterest-bearing demand deposit accounts through loan production, customer referrals, marketing staffs, mobile and online banking and various involvements with community networks.

Total deposits at March 31, 2019 were $2.30 billion, representing an increase of $27.5 million, or 1.2%, compared to $2.28 billion at December 31, 2018. As of March 31, 2019, 21.6% of total deposits were comprised of noninterest-bearing demand accounts, 64.7% of interest-bearing non-maturity accounts and 13.7% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$497,566	21.6%	$510,067	22.3%
NOW and other transaction accounts	285,962	12.4	277,041	12.2
Money market and other savings	1,204,702	52.3	1,178,809	51.8
Time deposits	316,699	13.7	311,537	13.7
Total deposits	$2,304,929	100.0%	$2,277,454	100.0%

The following tables set forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	March 31, 2019
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$26,731
After three months through six months	32,144
After six months through twelve months	54,911
After twelve months	123,996
Total	$237,782

Borrowed Funds

In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas, or the FHLB, and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $759.9 million and $724.8 million, respectively. We had $199.0 million in off-balance sheet liabilities for letters of credit at March 31, 2019 and December 31, 2018, respectively. These letters of credit are used to pledge as collateral for public funds deposits. We had no short-term FHLB borrowings as of March 31, 2019 and December 31, 2018. We had long-term FHLB borrowings of $95.0 million as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, total remaining borrowing capacity of $456.9 million and $425.4 million, respectively, was available under this arrangement. Our current FHLB borrowings mature within seven years.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Amount outstanding at end of the period	$95,000	$95,000
Weighted average interest rate at end of the period	2.32%	1.69%
Maximum month-end balance during the period	$95,000	$95,000
Average balance outstanding during the period	$95,000	$95,000
Weighted average interest rate during the period	2.30%	1.53%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas, or the Federal Reserve. The amount of the line is determined on a monthly basis by the Federal Reserve. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $487.5 million and $531.9 million at March 31, 2019 and December 31, 2018, respectively. The line was not used during the three month period ended March 31, 2019 or December 31, 2018.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $135.0 million as of March 31, 2019 and December 31, 2018. The lines were not used during the three month period ended March 31, 2019 or December 31, 2018.

Subordinated Debt Securities. In January 2014, the Company issued $20.9 million in subordinated debt securities. These securities pay interest quarterly and mature January 2024. There was $14.4 million issued at an initial rate of 5.0% and $6.5 million issued at an initial rate of 4.0% at March 31, 2019. These rates are fixed for five years from issuance and then float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. The securities are unsecured and could be called by the Company at any time after January 2019, and they qualify for tier 2 capital treatment, subject to regulatory limitations. In December 2018, we notified all holders of our subordinated debt securities that we intended to call these securities in January 2019 and provided holders the option to exchange their current subordinated debt securities for newly-issued subordinated debt securities or to have their securities be redeemed. Holders of $13.4 million in subordinated debt securities elected to exchange their securities while holders of $7.5 million in subordinated debt securities elected to have their securities redeemed.

In December 2018, the Company issued $26.5 million in subordinated debt securities, including $13.4 million issued in exchange for our previously issued notes as described above. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of March 31, 2019 was $26.5 million, compared to $34.0 million as of December 31, 2018.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2019 and December 31, 2018. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
		(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 5.42%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 4.00%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 4.11%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.

(2)	Interest payable quarterly with principal due at maturity.

(3)	Rate as of last reset date, prior to March 31, 2019.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. The model is used to project future net interest income under a set of possible interest rate movements. The Company’s Investment/Asset Liability Committee, the ALCO Committee, reviews this information to determine if the projected future net interest income levels would be acceptable. The Company attempts to stay within acceptable net interest income levels.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

Capital Requirements

Total shareholders’ equity, taking into account the ESOP Repurchase Right Termination, increased to $218.6 million as of March 31, 2019, compared to $212.8 million as of December 31, 2018, an increase of $5.8 million, or 2.7%.  The increase from December 31, 2018 was primarily the result of $4.8 million in net earnings for the three months ended March 31, 2019, a change in accumulated other comprehensive income of $2.3 million, related to the decrease in the unrealized losses on securities available for sale.  The increases were offset by a $1.3 million cumulative-effect adjustment to retained earnings for a change in accounting principle.  This related to the Company changing the accounting method for its stock appreciation rights from the intrinsic value method to fair value.  See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding further details on this change.

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of common equity tier1, or CET1 capital, tier 1 capital and total capital to risk-weighted assets and of tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

At March 31, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our regulatory capital ratios as of the dates indicated.

	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$313,545	14.74%	$309,798	14.28%
Tier 1 capital (to risk-weighted assets)	263,512	12.39	260,020	11.98
CET 1 capital (to risk-weighted assets)	218,512	10.28	215,020	9.91
Tier 1 capital (to average assets)	263,512	9.70	260,020	9.63

City Bank:
Total capital (to risk-weighted assets)	$299,764	14.10%	$294,572	13.58%
Tier 1 capital (to risk-weighted assets)	276,203	12.99	271,266	12.50
CET 1 capital (to risk-weighted assets)	276,203	12.99	271,266	12.50
Tier 1 capital (to average assets)	276,203	10.17	271,266	10.05

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit to our customers is represented by the contractual or notional amount of those instruments. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The amount and nature of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the potential borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private short-term borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary.

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$387,170	$346,245
Standby letters of credit	6,054	5,062
Total	$393,224	$351,307

We use our line of credit with the FHLB to take out letters of credit. These letters of credit pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company. See “Borrowed Funds” FHLB Advances discussion for amounts of letters of credit.

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our interest rate risk policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the ALCO Committee, in accordance with policies approved by the Bank’s board of directors. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model. The average lives of non-maturity deposit accounts are based on decay assumptions and are incorporated into the model. All of the assumptions used in our analyses are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run a simulation model for a static balance sheet and other scenarios. These models test the impact on net interest income from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for gradual parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 7.5% for a 100 basis point shift, 15% for a 200 basis point shift, and 22.5% for a 300 basis point shift.

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2019	December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	0.96	(0.95)
+200	0.97	(0.39)
+100	0.78	0.06
-100	(3.78)	(1.90)

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-Q as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this Form 10-Q when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share. Tangible book value per share is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share. We believe that the tangible book value per common share measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

As we did not have any goodwill or other intangible assets for the periods presented, our tangible book value per common share for such periods ended was the same as our respective book value per common share.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

As we did not have any goodwill or other intangible assets for the periods presented, our tangible common equity to tangible assets for such periods ended was the same as our respective common shareholders’ equity to total assets.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The Jumpstart Our Business Startups Act, or the JOBS Act, permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Form 10-Q, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of March 31, 2019.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company includes all cash on hand, balances due from other banks, and Federal funds sold, all of which have original maturities within three months, as cash and cash equivalents.

Securities. Investment securities may be classified into trading, held-to-maturity, or available-for-sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as trading or held-to-maturity are available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings, but included in the determination of other comprehensive income. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.

Loans are placed on non-accrual status when, in management’s opinion, collection of interest is unlikely, which typically occurs when principal or interest payments are more than ninety days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank’s loans are generally secured by specific items of collateral including real property, crops, livestock, consumer assets, and other business assets.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on various factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250,000 are specifically reviewed to determine if they are impaired. Factors considered by management in determining whether a loan is impaired include payment status and the sources, amounts, and probabilities of estimated cash flow available to service debt in relation to amounts due according to contractual terms. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for loan loss.

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans. Loans that are originated for best efforts delivery are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. All other loans held for sale are carried at fair value. Loans sold are typically subject to certain indemnification provisions with the investor; management does not believe these provisions will have any significant consequences.

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements which we have adopted.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the ALCO Committee of the Bank, in accordance with policies approved by its board of directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” herein for a discussion of how we manage market risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in the IPO Prospectus. There are no material developments in the legal actions described in the IPO Prospectus. Except as described in the IPO Prospectus, we are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in our IPO Prospectus filed with the SEC on May 9, 2019 pursuant to Rule 424(b) of the Securities Act, in connection with the initial public offering of our common stock. There have been no material changes in the risk factors disclosed by the Company in its IPO Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of equity securities by the Company during the period covered by this Form 10-Q that were not registered with the SEC under the Securities Act. In May 2019, subsequent to the period covered by this Form 10-Q, we issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $51.4 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-230851), which was declared effective by the SEC on May 8, 2019. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Keefe, Bruyette & Woods, Inc.,, a Stifel Company, and Sandler O’Neill + Partners, L.P. acted as joint book-running managers for the offering. The offering commenced on May 8, 2019, did not terminate until the sale of all of the shares offered, and was closed on May 13, 2019. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-230851), filed with the SEC on May 9, 2019 pursuant to Rule 424(b).

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on April 12, 2019) (File No. 333-230851)

3.2	Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on April 12, 2019) (File No. 333-230851)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date: June 24, 2019	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date: June 24, 2019	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer