Form 10-Q
period 2019-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2019-08-14
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38895

South Plains Financial, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2453320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5219 City Bank Parkway Lubbock, Texas	79407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (806) 792-7101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	SPFI	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2019, the registrant had 17,983,146 shares of common stock, par value $1.00 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$38,302	$47,802
Interest-bearing deposits in banks	367,064	198,187
Federal funds sold	2,750	-
Cash and cash equivalents	408,116	245,989
Securities available for sale	263,564	338,196
Loans held for sale	38,932	38,382
Loans held for investment	1,935,653	1,957,197
Allowance for loan losses	(24,171)	(23,126)
Accrued interest receivable	9,976	12,957
Premises and equipment, net	59,705	59,787
Bank-owned life insurance	57,794	57,172
Other assets	27,601	26,191
Total assets	$2,777,170	$2,712,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$513,383	$510,067
Interest-bearing	1,768,475	1,767,387
Total deposits	2,281,858	2,277,454
Short-term borrowings	8,810	17,705
Accrued expenses and other liabilities	27,524	29,416
Notes payable & other borrowings	95,000	95,000
Subordinated debt securities	26,472	34,002
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	2,486,057	2,499,970
Commitments and contingent liabilities
ESOP owned shares	-	58,195

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,978,520 and 14,771,520 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	17,979	14,772
Additional paid-in capital	140,189	80,412
Retained earnings	129,408	119,834
Accumulated other comprehensive income (loss)	3,537	(2,243)
	291,113	212,775
Less ESOP owned shares	-	58,195

Total stockholders’ equity	291,113	154,580
Total liabilities and stockholders’ equity	$2,777,170	$2,712,745

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$28,592	$25,627	$56,690	$49,736
Securities:
Taxable	1,816	792	3,992	1,587
Non taxable	218	1,021	443	2,116
Federal funds sold and interest-bearing deposits in banks	1,883	968	3,388	2,252
Total interest income	32,509	28,408	64,513	55,691
Interest expense:
Deposits	6,139	3,796	12,028	7,289
Notes payable & other borrowings	618	473	1,268	903
Subordinated debt securities	403	245	809	490
Junior subordinated deferrable interest debentures	512	455	1,025	852
Total interest expense	7,672	4,969	15,130	9,534
Net interest income	24,837	23,439	49,383	46,157
Provision for loan losses	875	1,540	1,483	2,318
Net interest income, after provision for loan losses	23,962	21,899	47,900	43,839
Noninterest income:
Service charges on deposit accounts	1,979	1,861	3,884	3,778
Income from insurance activities	1,210	1,135	2,960	2,530
Net gain on sales of loans	6,235	5,899	10,895	10,210
Bank card services and interchange fees	2,071	2,051	4,081	4,009
Investment commissions	493	425	826	875
Other	1,715	1,597	3,132	3,034
Total noninterest income	13,703	12,968	25,778	24,436
Noninterest expense:
Salaries and employee benefits	18,784	17,818	37,909	35,419
Occupancy and equipment, net	3,416	3,391	6,823	6,715
Professional services	1,611	1,400	3,317	2,829
Marketing and development	796	760	1,513	1,578
IT and data services	689	553	1,382	1,103
Bank card expenses	806	659	1,530	1,323
Appraisal expenses	407	354	730	639
Other	3,421	3,487	6,762	6,693
Total noninterest expense	29,930	28,422	59,966	56,299
Income before income taxes	7,735	6,445	13,712	11,976
Income tax expense (benefit)	1,655	(6,568)	2,859	(6,538)
Net income	$6,080	$13,013	$10,853	$18,514

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Earnings per share:
Basic	$0.37	$0.88	$0.69	$1.25
Diluted	$0.37	$0.88	$0.69	$1.25

Net income	$6,080	$13,013	$10,853	$18,514
Other comprehensive income (loss):
Change in net unrealized loss on securities available for sale	4,410	(1,011)	7,317	(4,171)
Tax effect	(926)	970	(1,537)	970
Other comprehensive income (loss)	3,484	(41)	5,780	(3,201)
Comprehensive income	$9,564	$12,972	$16,633	$15,313

Pro Forma Information (unaudited):
Net income		$5,333		$9,981
Income tax expense		$969		$1,852
Earnings per share:
Basic		$0.36		$0.68
Diluted		$0.36		$0.68

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total

Six Months Ended June 30
Balance at January 1, 2018	15,153,510	$15,154	$85,888	$120,589	$(446)	$(5,858)	$(57,121)	$158,206
Net income	-	-	-	18,514	-	-	-	18,514
Cash dividends:
Common - $1.19 per share	-	-	-	(17,544)	-	-	-	(17,544)
Other comprehensive (loss), (net of tax)	-	-	-	-	(3,201)	-	-	(3,201)
Balance at June 30, 2018	15,153,510	$15,154	$85,888	$121,559	$(3,647)	$(5,858)	$(57,121)	$155,975

Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$-	$(58,195)	$154,580
Issuance of common stock, net	3,207,000	3,207	48,185	-	-	-	-	51,392
Net income	-	-	-	10,853	-	-	-	10,853
Other comprehensive income, (net of tax)	-	-	-	-	5,780	-	-	5,780
Terminated ESOP put option	-	-	-	-	-	-	58,195	58,195
Stock based compensation	-	-	142	-	-	-	-	142
Share-based liability awards modified to equity awards	-	-	11,450	-	-	-	-	11,450
Cumulative change in accounting principle	-	-	-	(1,279)	-	-	-	(1,279)
Balance at June 30, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$-	$-	$291,113

Three Months Ended June 30
Balance at April 1, 2018	15,153,510	$15,154	$85,888	$123,875	$(3,606)	$(5,858)	$(57,121)	$158,332
Net income	-	-	-	13,013	-	-	-	13,013
Cash dividends:
Common - $1.04 per share	-	-	-	(15,329)	-	-	-	(15,329)
Other comprehensive (loss), (net of tax)	-	-	-	-	(41)	-	-	(41)
Balance at June 30, 2018	15,153,510	$15,154	$85,888	$121,559	$(3,647)	$(5,858)	$(57,121)	$155,975

Balance at April 1, 2019	14,771,520	$14,772	$80,412	$123,328	$53	$-	$(58,195)	$160,370
Issuance of common stock, net	3,207,000	3,207	48,185	-	-	-	-	51,392
Net income	-	-	-	6,080	-	-	-	6,080
Other comprehensive income, (net of tax)	-	-	-	-	3,484	-	-	3,484
Terminated ESOP put option	-	-	-	-	-	-	58,195	58,195
Stock based compensation	-	-	142	-	-	-	-	142
Share-based liability awards modified to equity awards	-	-	11,450	-	-	-	-	11,450
Balance at June 30, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$-	$-	$291,113

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$10,853	$18,514
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,483	2,318
Depreciation and amortization	2,474	2,611
Accretion and amortization	(296)	1,228
Other gains, net	(149)	(107)
Net gain on sales of loans	(10,895)	(10,210)
Proceeds from sales of loans held for sale	274,021	275,120
Loans originated for sale	(263,676)	(266,918)
Earnings on bank-owned life insurance	(622)	(666)
Stock based compensation	142	-
Net change in:
Accrued interest receivable and other assets	45	(6,340)
Accrued expenses and other liabilities	8,279	5,152
Net cash from operating activities	21,659	20,702

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(11,233)	(200,664)
Maturities, prepayments, and calls	93,478	210,172
Activity in securities held to maturity:
Maturities, prepayments, and calls	-	14,675
Loan originations and principal collections, net	19,940	(83,319)
Purchases of premises and equipment, net	(2,406)	(1,721)
Proceeds from sales of premises and equipment	74	35
Proceeds from sales of foreclosed assets	1,244	1,848
Net cash from investing activities	101,097	(58,974)

Cash flows from financing activities:
Net change in deposits	4,404	29,550
Net change in short-term borrowings	(8,895)	10,800
Proceeds from common stock issuance, net	51,392	-
Payments made on notes payable and other borrowings	(7,530)	-
Cash dividends on common stock	-	(17,544)
Net cash from financing activities	39,371	22,806

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018

Net change in cash and cash equivalents	$162,127	$(15,466)
Beginning cash and cash equivalents	245,989	294,563
Ending cash and cash equivalents	$408,116	$279,097

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$14,866	$7,313
Income taxes paid	2,853	-
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$1,166	$5,526
Share-based liability awards modified to equity awards	11,450	-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico.  Principal activities include commercial and retail banking, along with insurance, investment, trust, and mortgage services. The following are subsidiaries of SPFI:

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

The interim consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018 in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 9, 2019 (“IPO Prospectus”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Determination of the adequacy of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term; the assumptions used in stock-based compensation, the valuation of foreclosed assets, and fair values of financial instruments can also involve significant management estimates.

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

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Stock Offering – The Company consummated the underwritten initial public offering of its common stock in May 2019.  In connection with the initial public offering, the Company issued and sold 3,207,000 shares of its common stock, including 507,000 shares of common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $51.4 million after deducting underwriting discounts and offering expenses.

Pro Forma Information – As a result of the revocation of the Company’s S corporation election effective May 31, 2018, the net income and earnings per share data prior to that date are not comparable with subsequent periods, which include federal income tax expense.  As a result, the consolidated statements of comprehensive income in this Report include a pro forma section for the periods ended June 30, 2018, as if the conversion to a C corporation had occurred effective January 1, 2018.  The federal tax rate used is 21%.

In accordance with applicable provisions of the Internal Revenue Code of 1986, as amended, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”), provided that, for so long as we were a privately held company, ESOP participants would have the right, for a specified period of time, to require us to repurchase shares of our common stock that were distributed to them by the ESOP.  This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2019. However, because we were privately held at December 31, 2018, the shares of common stock held by the ESOP have been reflected in our consolidated balance sheets as a line item called ESOP-owned shares, that appears between total liabilities and stockholders’ equity during that period. As a result, the value of ESOP-owned shares have been deducted from stockholders’ equity in our consolidated balance sheet for that period. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the ESOP-owned shares are and will be included in stockholders’ equity.

Change in Accounting Principle – Prior to January 1, 2019, the Company accounted for its cash-settled stock appreciation rights (“SARs”) using the intrinsic value method, as permitted by ASC 718.  As a result of the Company filing its IPO Prospectus with the SEC, the Company is now required to use the fair value method for these SARs.  The Company’s calculation of the fair value of the SARs, as of January 1, 2019, exceeded the recorded intrinsic value by $1.6 million.  ASC 250 states that an “entity shall report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless it is impracticable to do so.”  Retrospective application of the effects of a change from the intrinsic value to fair value would be impracticable due to the need to objectively determine assumptions that would be used in prior periods without using current information.  Additionally, SEC Staff Accounting Bulletin Topic 14.B states that entities changing from nonpublic to public status are not permitted to apply the fair-value-based method retrospectively.  Therefore, the Company recorded a cumulative-effect adjustment to retained earnings for $1.3 million ($1.6 million net of $340,000 in tax) effective January 1, 2019 and applied this change prospectively.

Stock-based Compensation – The Company sponsors an equity incentive plan under which options to acquire shares of the Company common stock may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price to acquire shares of the Company’s common stock. Shares are issued out of authorized unissued common shares that have been reserved for issuance under such plan. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option.

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

ASU 2016-02 Leases (Topic 842).  The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition.  These amendments are effective beginning January 1, 2020.

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

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2019
Available for sale:
U.S. government and agencies	$10,343	$63	$(2)	$10,404
State and municipal	31,249	772	(31)	31,990
Mortgage-backed securities	179,509	3,199	(127)	182,581
Asset-backed and other amortizing securities	37,986	603	-	38,589
	$259,087	$4,637	$(160)	$263,564

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

The amortized cost and fair value of securities at June 30, 2019 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value

Within 1 year	$3,496	$3,496
After 1 year through 5 years	7,317	7,380
After 5 years through 10 years	10,105	10,249
After 10 years	20,674	21,269
Other	217,495	221,170
	$259,087	$263,564

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $207.1 million and $200.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
U.S. government and agencies	$-	$-	$5,591	$2	$5,591	$2
State and municipal	-	-	4,395	31	4,395	31
Mortgage-backed securities	-	-	42,240	127	42,240	127
Asset-backed and other amortizing securities	-	-	-	-	-	-
	$-	$-	$52,226	$160	$52,226	$160

December 31, 2018
U.S. government and agencies	$77,891	$27	$2,048	$49	$79,939	$76
State and municipal	5,662	92	9,781	283	15,443	375
Mortgage-backed securities	108,962	293	54,035	1,747	162,997	2,040
Asset-backed and other amortizing securities	-	-	37,351	877	37,351	877
	$192,515	$412	$103,215	$2,956	$295,730	$3,368

There were 27 securities with an unrealized loss at June 30, 2019.  Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

3.	LOANS

Loans are summarized by category as follows:

	June 30, 2019	December 31, 2018

Commercial real estate	$533,680	$538,037
Commercial - specialized	294,188	305,022
Commercial - general	391,434	427,728
Consumer:
1-4 family residential	348,569	346,153
Auto loans	206,777	191,647
Other consumer	71,559	70,209
Construction	89,446	78,401
	1,935,653	1,957,197
Allowance for loan losses	(24,171)	(23,126)
Loans, net	$1,911,482	$1,934,071

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

	Beginning Balance	Provision for loan losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2019

Commercial real estate	$5,335	$(28)	$-	$108	$5,415
Commercial - specialized	2,327	985	(5)	39	3,346
Commercial - general	8,504	(324)	(60)	205	8,325
Consumer:
1-4 family residential	2,416	(127)	-	21	2,310
Auto loans	3,067	202	(248)	46	3,067
Other consumer	1,174	216	(233)	42	1,199
Construction	558	(49)	-	-	509
Total	$23,381	$875	$(546)	$461	$24,171

For the three months ended June 30, 2018
Commercial real estate	$5,129	$746	$(1,539)	$-	$4,336
Commercial - specialized	2,650	265	-	9	2,924
Commercial - general	8,925	(313)	(28)	149	8,733
Consumer:
1-4 family residential	1,427	160	(140)	4	1,451
Auto loans	2,386	372	(184)	29	2,603
Other consumer	1,053	184	(140)	61	1,158
Construction	399	126	(15)	-	510
Total	$21,969	$1,540	$(2,046)	$252	$21,715

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

	Beginning Balance	Provision for loan losses	Charge-offs	Recoveries	Ending Balance
For the six months ended June 30, 2019
Commercial real estate	$5,579	$(379)	$-	$215	$5,415
Commercial - specialized	2,516	804	(37)	63	3,346
Commercial - general	8,173	(60)	(65)	277	8,325
Consumer:
1-4 family residential	2,249	28	(19)	52	2,310
Auto loans	2,994	500	(506)	79	3,067
Other consumer	1,192	429	(513)	91	1,199
Construction	423	161	(75)	-	509

Total	$23,126	$1,483	$(1,215)	$777	$24,171

For the six months ended June 30, 2018
Commercial real estate	$3,769	$2,106	$(1,539)	$-	$4,336
Commercial - specialized	2,367	530	(38)	65	2,924
Commercial - general	10,151	(1,626)	(127)	335	8,733
Consumer:
1-4 family residential	1,787	(199)	(141)	4	1,451
Auto loans	2,068	892	(418)	61	2,603
Other consumer	971	438	(349)	98	1,158
Construction	348	177	(15)	-	510

Total	$21,461	$2,318	$(2,627)	$563	$21,715

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated

June 30, 2019
Commercial real estate	$403	$533,277	$-	$5,415
Commercial - specialized	1,922	292,266	68	3,278
Commercial - general	2,667	388,767	333	7,992
Consumer:
1-4 family residential	2,432	346,137	35	2,275
Auto loans	-	206,777	-	3,067
Other consumer	-	71,559	-	1,199
Construction	-	89,446	-	509

Total	$7,424	$1,928,229	$436	$23,735

December 31, 2018
Commercial real estate	$1,819	$536,218	$-	$5,579
Commercial - specialized	2,116	302,906	-	2,516
Commercial - general	2,950	424,778	233	7,940
Consumer:
1-4 family residential	2,475	343,678	8	2,241
Auto loans	-	191,647	-	2,994
Other consumer	-	70,209	-	1,192
Construction	-	78,401	-	423

Total	$9,360	$1,947,837	$241	$22,885

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

June 30, 2019
Commercial real estate	$858	$403	$-	$403	$-	$1,111
Commercial - specialized	3,137	1,875	47	1,922	68	2,019
Commercial - general	3,260	-	2,667	2,667	333	2,809
Consumer:
1-4 family	2,851	1,976	456	2,432	35	2,454
Auto loans	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Total	$10,106	$4,254	$3,170	$7,424	$436	$8,393

December 31, 2018
Commercial real estate	$2,274	$1,819	$-	$1,819	$-	$4,590
Commercial - specialized	2,116	2,116	-	2,116	-	3,742
Commercial - general	4,758	240	2,710	2,950	233	3,963
Consumer:
1-4 family	2,894	2,111	364	2,475	8	2,881
Auto loans	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Total	$12,042	$6,286	$3,074	$9,360	$241	$15,176

All impaired loans $250,000 and greater were specifically evaluated for impairment.  Interest income recognized using a cash-basis method on impaired loans for the period ended June 30, 2019 and the year ended December 31, 2018 was not significant.  Additional funds committed to be advanced on impaired loans are not significant.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual

June 30, 2019
Commercial real estate	$545	$309	$294
Commercial - specialized	1,717	224	2,445
Commercial - general	777	650	2,096
Consumer:
1-4 Family residential	1,488	111	1,749
Auto loans	616	24	-
Other consumer	539	44	-
Construction	1,186	-	-

Total	$6,868	$1,362	$6,584

December 31, 2018
Commercial real estate	$1,748	$-	$217
Commercial - specialized	992	-	2,550
Commercial - general	2,625	-	2,134
Consumer:
1-4 Family residential	1,611	440	1,489
Auto loans	825	50
Other consumer	883	74
Construction	-	-	-

Total	$8,684	$564	$6,390

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2019
Commercial real estate	$509,597	$21,096	$2,987	$-	$533,680
Commercial - specialized	282,369	-	11,819	-	294,188
Commercial - general	380,703	1,304	9,427	-	391,434
Consumer:
1-4 family residential	343,337	-	5,232	-	348,569
Auto loans	206,396	-	381	-	206,777
Other consumer	71,334	-	225	-	71,559
Construction	89,446	-	-	-	89,446

Total	$1,883,182	$22,400	$30,071	$-	$1,935,653

December 31, 2018
Commercial real estate	$514,249	$17,300	$6,488	$-	$538,037
Commercial - specialized	301,289	-	3,733	-	305,022
Commercial - general	415,675	1,449	10,604	-	427,728
Consumer:
1-4 family residential	340,836	-	5,317	-	346,153
Auto loans	191,435	-	212	-	191,647
Other consumer	70,075	-	134	-	70,209
Construction	78,401	-	-	-	78,401

Total	$1,911,960	$18,749	$26,488	$-	$1,957,197

There were no loans restructured as troubled debt restructurings during the six-month period ended June 30, 2019 and the year ended December 31, 2018.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

4.	BORROWING ARRANGEMENTS

Subordinated debt securities
In January 2014, the Company issued $20.9 million in subordinated debt securities.   These securities pay interest quarterly and mature January 2024.  There was $6.5 million issued at a current rate of 4% and $14.4 million at a current rate of 5%.  These rates are fixed for five years and then float at Wall Street Journal prime, with a floor of 4% and a ceiling of 7.5%.  These securities were unsecured, could be called by the Company at any time after January 2019, and they qualified for Tier 2 capital treatment, subject to regulatory limitations.  In December 2018, the Company notified all holders that it intended to call these securities in January of 2019 and were given the option to subscribe to a new offering (see following paragraph) or to be redeemed.  Holders of $13.4 million elected to subscribe to the new offering while holders of $7.5 million elected to have their securities redeemed in January 2019.  As a result, these securities had been fully redeemed as of June 30, 2019, while the outstanding balance of these securities at December 31, 2018 was $7.5 million.

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

Non-Qualified Plans - Certain Company executives, as determined by the Company’s Board of Directors from time-to-time, were granted SARs based on grant date values.  The SARs have varying vesting provisions.  Exercise and payment options for the SARs vary and are governed by the program they were issued under, as well as the specific award agreement.  Prior to January 1, 2019, the Company accrued the liabilities for these SARs under the intrinsic value method.  The accrual for the liabilities was $10.6 million at December 31, 2018.

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

The Company recorded expense of $607,000 for the increase in the intrinsic value of the SARs, prior to the change to the fair value method, and the change in fair value of the SARs at January 1, 2019.  The Company also recorded $69,000 of expense related to vesting for the SARs, prior to conversion on May 6, 2019. See next footnote for further discussion of the conversion.

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

Options
A summary of activity in the Plan during the six months ended June 30, 2019 is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Six Months Ended June 30, 2019
Outstanding at beginning of year:	-	$-	-	$-
Granted	1,411,342	12.50	5.59	6,223
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance, June 30, 2019	1,411,342	$12.50	5.59	$6,223

Exercisable at end of period	-	$-	-	$-

Vested at end of period	1,206,900	$11.53	5.96	$6,223

A summary of assumptions used to calculate the fair values of the awards is presented below:

Six Months Ended June 30, 2019

Expected volatility	24.88% to 28.64%
Expected dividend yield	0.70%
Expected term (years)	0.5 - 7.0 years
Risk-free interest rate	2.39% to 2.63%
Weighted average grant date fair value	$8.61

On January 16, 2019, the Company approved the conversion of its previously issued SARs to stock options.  There were 1,401,000 outstanding SARs that were converted effective as of May 6, 2019, which are included in the tables above. The fair value of the SARs was $11.5 million at the conversion date. During the modification of these awards from liabilities to equity, the Company accelerated the expiration date, between two and four years, on 750,000 of the options.  As a result, the fair value of the options after modification was $11.2 million.  However, since the fair value of the new equity awards was less than the fair value of the liability awards, no adjustment was made to the income statement.  The $11.5 million was reclassified from liabilities to equity.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Restricted Stock Awards and Units
A summary of activity in the Plan during the six months ended June 30, 2019 is presented in the table below:

	Number of Shares	Weighted- Average Grant Date Fair Value

Six Months Ended June 30, 2019
Outstanding at beginning of year:	-	$-
Granted	52,764	21.32
Exercised	-	-
Forfeited	-	-

Balance, June 30, 2019	52,764	$21.32

Exercisable at end of period	-	$-

Vested at end of period	-	$-

Restricted stock granted typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2019 was $2.0 million and will be recognized over a weighted average remaining period of 2.46 years.

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

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Financial instruments whose contract amounts represent credit risk outstanding follow:

	June 30, 2019	December 31, 2018
Commitments to grant loans and unfunded commitments under lines of credit	$386,601	$346,245
Standby letters-of-credit	8,195	5,062

Commitments to grant loans and extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters-of-credit issued have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  The Company requires collateral supporting those commitments if deemed necessary.

Litigation - The Company is a defendant in legal actions arising from time to time in the normal course of business.  Management believes that the aggregate ultimate liability, if any, arising from these matters will not materially affect the Company’s consolidated financial statements.

Federal Home Loan Bank Letters of Credit - The Company uses letters of credit to pledge to certain public deposits.  The balance of these letters of credit was $199.0 million at June 30, 2019 and December 31, 2018, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2019 and December 31, 2018, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

As of June 30, 2019, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since June 30, 2019 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2019:
Total Capital to Risk Weighted Assets:
Consolidated	$383,399	17.7%	$226,833	10.5%	N/A	N/A
City Bank	305,013	14.1%	226,793	10.5%	$215,994	10.0%

Tier I Capital to Risk Weighted Assets:
Consolidated	332,575	15.4%	183,627	8.5%	N/A	N/A
City Bank	280,662	13.0%	183,594	8.5%	172,795	8.0%

Common Tier 1 (CET1):
Consolidated	287,525	13.3%	151,222	7.0%	N/A	N/A
City Bank	280,662	13.0%	151,195	7.0%	140,396	6.5%

Tier I Capital to Average Assets:
Consolidated	332,575	12.1%	108,707	4.0%	N/A	N/A
City Bank	280,662	10.2%	109,919	4.0%	137,398	5.0%

December 31, 2018:
Total Capital to Risk Weighted Assets:
Consolidated	$309,798	14.3%	$214,301	9.9%	N/A	N/A
City Bank	294,572	13.6%	214,246	9.9%	$216,958	10.0%

Tier I Capital to Risk Weighted Assets:
Consolidated	260,020	12.0%	170,898	7.9%	N/A	N/A
City Bank	271,266	12.5%	170,855	7.9%	173,567	8.0%

Common Tier 1 (CET1):
Consolidated	215,020	9.9%	138,346	6.4%	N/A	N/A
City Bank	271,266	12.5%	138,311	6.4%	141,023	6.5%

Tier I Capital to Average Assets:
Consolidated	260,020	9.6%	108,033	4.0%	N/A	N/A
City Bank	271,266	10.1%	107,940	4.0%	134,925	5.0%

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,768	$331	$-	$-

Included in other assets:
Interest rate swaps related to fixed rate loans	$-	$-	$10,917	$169

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets:

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$-	$-	$-	$-
Interest rate lock commitments	73,812	1,537	46,891	1,063

Total included in other assets	$73,812	$1,537	$46,891	$1,063

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$73,151	$496	$54,998	$672
Interest rate lock commitments	-	-	-	-

Total included in other liabilities	$73,151	$496	$54,998	$672

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$6,080	$13,013	$10,853	$18,514

Weighted average common shares outstanding - basic	16,459,366	14,771,520	15,620,106	14,771,520
Effect of dilutive securities:
Stock-based compensation awards	104,177	-	104,215	-
Weighted average common shares outstanding - diluted	16,563,543	14,771,520	15,724,321	14,771,520

Basic earnings per share	$0.37	$0.88	$0.69	$1.25
Diluted earnings per share	$0.37	$0.88	$0.69	$1.25

11.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three months ended June 30, 2019	Banking	Insurance	Consolidated

Net interest income	$24,837	$-	$24,837
Provision for loan loss	(875)	-	(875)
Noninterest income	12,563	1,140	13,703
Noninterest expense	(29,098)	(832)	(29,930)

Income before income taxes	7,427	308	7,735

Income tax (expense) benefit	(1,590)	(65)	(1,655)

Net income	$5,837	$243	$6,080

Three months ended June 30, 2018	Banking	Insurance	Consolidated

Net interest income	$23,439	$-	$23,439
Provision for loan loss	(1,540)	-	(1,540)
Noninterest income	11,905	1,063	12,968
Noninterest expense	(27,615)	(807)	(28,422)

Income before income taxes	6,189	256	6,445

Income tax (expense) benefit	6,402	166	6,568

Net income	$12,591	$422	$13,013

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

Financial results by reportable segment are detailed below:

Six months ended June 30, 2019	Banking	Insurance	Consolidated

Net interest income	$49,383	$-	$49,383
Provision for loan loss	(1,483)	-	(1,483)
Noninterest income	22,933	2,845	25,778
Noninterest expense	(58,170)	(1,796)	(59,966)

Income before income taxes	12,663	1,049	13,712

Income tax (expense) benefit	(2,730)	(129)	(2,859)

Net income	$9,933	$920	$10,853

Six months ended June 30, 2018	Banking	Insurance	Consolidated

Net interest income	$46,157	$-	$46,157
Provision for loan loss	(2,318)	-	(2,318)
Noninterest income	22,040	2,396	24,436
Noninterest expense	(54,569)	(1,730)	(56,299)

Income before income taxes	11,310	666	11,976

Income tax (expense) benefit	6,372	166	6,538

Net income	$17,682	$832	$18,514

12.	FAIR VALUE DISCLOSURES

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

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total

June 30, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$-	$10,404	$-	$10,404
State and municipal	-	31,990	-	31,990
Mortgage-backed securities	-	182,581	-	182,581
Asset-backed and other amortizing securities	-	38,589	-	38,589
Loans held for sale (mandatory)	-	30,861	-	30,861
Mortgage servicing rights	-	1,589	-	1,589
Asset derivatives	-	1,537	-	1,537
Liability derivatives	-	(827)	-	(827)

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	-	6,988	6,988
Other real estate owned	-	-	2,305	2,305
Loans held for sale (best efforts)	-	8,071	-	8,071

December31, 2018
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$74,419	$10,288	$-	$84,707
State and municipal	-	32,310	-	32,310
Mortgage-backed securities	-	182,256	-	182,256
Asset-backed and other amortizing securities	-	38,923	-	38,923
Loans held for sale (mandatory)	-	31,874	-	31,874
Mortgage servicing rights	-	1,270	-	1,270
Asset derivatives	-	1,232	-	1,232
Liability derivatives	-	(672)	-	(672)

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	-	9,119	9,119
Other real estate owned	-	-	2,285	2,285
Loans held for sale (best efforts)	-	6,508	-	6,508

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts

June 30, 2019
Impaired loans	$6,988	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,305	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2018
Impaired loans	$9,119	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,285	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2019
Financial assets:
Cash and cash equivalents	$408,116	$408,116	$-	$-	$408,116
Loans, net	1,911,482	-	-	1,903,358	1,903,358
Accrued interest receivable	9,976	-	9,976	-	9,976
Bank-owned life insurance	57,794	-	57,794	-	57,794

Financial liabilities:
Deposits	$2,281,858	$2,050,839	$233,483	$-	$2,284,322
Accrued interest payable	2,306	-	2,306	-	2,306
Notes payable & other borrowings	95,000	-	95,000	-	95,000
Junior subordinated deferrable interest debentures	46,393	-	46,393	-	46,393
Subordinated debt securities	26,472	-	26,472	-	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2018
Financial assets:
Cash and cash equivalents	$245,989	$245,989	$-	$-	$245,989
Loans, net	1,934,071	-	-	1,923,167	1,923,167
Accrued interest receivable	12,957	-	12,957	-	12,957
Bank-owned life insurance	57,172	-	57,172	-	57,172

Financial liabilities:
Deposits	$2,277,454	$1,965,925	$312,524	$-	$2,278,449
Accrued interest payable	2,042	-	2,042	-	2,042
Notes payable & other borrowings	95,000	-	95,000	-	95,000
Junior subordinated deferrable interest debentures	46,393	-	46,393	-	46,393
Subordinated debt securities	34,002	-	34,002	-	34,002

13.	SUBSEQUENT EVENTS

On July 25, 2019, the Company entered into a definitive agreement with West Texas State Bank (“WTSB”) in an all-cash merger valued at $76.1 million. The agreement provides for the merger of WTSB with and into City Bank, with City Bank as the surviving entity. This transaction is expected to close in the fourth quarter of 2019, subject to the satisfaction or waiver of customary closing conditions, including approval by WTSB’s shareholders and the receipt of regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our prospectus filed with the Securities and Exchange Commission (the “SEC”)  pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 9, 2019 relating to our initial public offering (the “IPO Prospectus”) . Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

Cautionary Notice Regarding Forward-Looking Statements

This Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;

•	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

•	high concentrations of loans secured by real estate located in our market areas;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

•	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	public funds deposits comprising a relatively high percentage of our deposits;

•	our ability to maintain our reputation;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance;

•	our ability to attract, hire and retain qualified management personnel;

•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	competition from banks, credit unions and other financial services providers;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	system failures, service denials, cyber-attacks and security breaches;

•	our ability to maintain effective internal control over financial reporting;

•	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•	severe weather, acts of god, acts of war or terrorism;

•	tariffs and trade barriers;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters; and

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System and as a result of initiatives of the Trump administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our IPO Prospectus. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned banking subsidiary, City Bank, is one of the largest independent banks in West Texas. We have additional banking operations in the Dallas-Fort Worth-Arlington and El Paso MSAs, as well as in the Greater Houston and College Station, Texas, and Ruidoso and Eastern New Mexico markets. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

Termination of Subchapter S Corporation Status

Beginning January 1, 1998, the Company elected to be taxed for U.S. federal income tax purposes as a subchapter S corporation (an “S Corporation”) under the provisions of Sections 1361 to 1379 of the Internal Revenue Code of 1986, as amended (the “Code”). While we were an S Corporation, our net income was not subject to, and we did not pay, U.S. federal income tax, and no provision or liability for U.S. federal income tax was included in our consolidated financial statements. Instead, for U.S. federal income tax purposes, our taxable income was “passed through” to our shareholders.

Effective May 31, 2018, the Company revoked its election to be taxed as an S Corporation, which resulted in us being taxed as a subchapter C corporation (a “C Corporation”) under the provisions of Sections 301 to 385 of the Code, and we established a deferred tax asset to reflect the S Corporation revocation. Thus, our net income is now subject to U.S. federal income tax and we bear the liability for those taxes.

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

ESOP Repurchase Right Termination

Additionally, in accordance with applicable provisions of the Code, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan, (the “ESOP”) currently provide that ESOP participants have the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the ESOP. The shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called “ESOP owned shares” appearing between total liabilities and shareholders’ equity. As a result, the ESOP-owned shares are deducted from shareholders’ equity in our consolidated balance sheets. This repurchase right terminated upon the listing of our common stock on the NASDAQ (the “ESOP Repurchase Right Termination”), whereupon our repurchase liability was extinguished and thereafter the ESOP-owned shares are not deducted from shareholders’ equity.

Recent Developments

We consummated the underwritten initial public offering (“IPO”) of our common stock in May 2019. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “SPFI.” In connection with our initial public offering, we issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at public offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of $51.4 million after deducting underwriting discounts and offering expenses. We intend to use the net proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

On July 25, 2019, the Company entered into a definitive agreement with West Texas State Bank (“WTSB”) in an all-cash merger valued at $76.1 million. The agreement provides for the merger of WTSB with and into City Bank, with City Bank as the surviving entity. This transaction is expected to close in the fourth quarter of 2019, subject to the satisfaction or waiver of customary closing conditions, including approval by WTSB’s shareholders and the receipt of regulatory approvals.

Highlights

We had net income of $6.1 million for the three months ended June 30, 2019, compared to net income of $5.3 million for the three months ended June 30, 2018. Return on average equity was 9.57% and return on average assets was 0.89% for the three months ended June 30, 2019, compared to 9.98% and 0.84%, respectively, for the three months ended June 30, 2018.

Our total assets increased $64.4 million, or 2.4%, to $2.78 billion at June 30, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment decreased $21.5 million, or 1.1%, to $1.94 billion at June 30, 2019, compared to $1.96 billion at December 31, 2018. Our securities portfolio decreased $74.6 million, or 22.1%, to $263.6 million at June 30, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $4.4 million, or 0.2%, to $2.28 billion at June 30, 2019, compared to $2.28 billion at December 31, 2018.

Pro Forma Income Tax Expense and Net Income

As a result of our prior status as an S Corporation, we had no U.S. federal income tax expense from January 1, 2018 through May 30, 2018. The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in thousands)
S Corporation
Net income(1)	$13,013	$18,514

Pro forma C Corporation
Combined effective income tax rate(2)	15.0%	15.2%
Income tax provision (3)	$939	$1,792
Net income	$5,333	$9,981

(1)	A portion of our net income in this period was derived from non-taxable investment income, offset by nondeductible expenses. This has the effect of lowering the statutory tax rate.

(2)	Based on a statutory federal income tax rate of 21%. As our state income taxes are insignificant, they are not reflected in these calculations.

(3)	Excludes the recording of the $6.5 million deferred tax asset upon the revocation of our S Corporation election.

Results of Operations

Net Income

Net income increased by $747,000 to $6.1 million for the three months ended June 30, 2019, compared to $5.3 million for the three months ended June 30, 2018. This increase was primarily the result of an increase of $1.4 million in net interest income, a decrease of $665,000 in the provision for loan losses, and an increase of $735,000 in noninterest income, offset by an increase of $1.5 million in noninterest expense.

Net income increased by $872,000 to $10.9 million for the six months ended June 30, 2019, compared to $10.0 million for the six months ended June 30, 2018.  The increase was primarily the result of an increase of $3.2 million in net interest income, a decrease of $835,000 in the provision for loan losses, and an increase of $1.3 million in noninterest income, offset by an increase of $3.7 million in noninterest expense.

Net Interest Income

Net interest income is the principal source of the Company’s net income and represents the difference between interest income (interest and fees earned on assets, primarily loans and investment securities) and interest expense (interest paid on deposits and borrowed funds). We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably Federal Home Loan Bank (“FHLB”) advances and subordinated notes. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income on a fully tax-equivalent basis divided by average interest-earning assets.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

The following tables present, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. For purposes of this table, interest income, net interest margin and net interest spread are shown on a fully tax-equivalent basis.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,946,602	$28,635	5.90%	$1,899,744	$25,674	5.42%
Investment securities – taxable	248,915	1,754	2.83	116,455	746	2.57
Investment securities – non-taxable	31,387	275	3.51	145,146	1,292	3.57
Other interest-earning assets (2)	348,106	1,946	2.24	231,191	1,014	1.76
Total interest-earning assets	2,575,010	32,610	5.08	2,392,536	28,726	4.82
Noninterest-earning assets	174,944			166,913
Total assets	$2,749,954			$2,559,449

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,449,169	$4,696	1.30%	$1,340,158	$2,722	0.81%
Time deposits	317,323	1,443	1.82	310,404	1,074	1.39
Short-term borrowings	11,085	57	2.06	16,174	54	1.34
Notes payable & other longer-term borrowings	95,000	561	2.37	95,000	419	1.77
Subordinated debt securities	26,472	403	6.11	20,887	245	4.70
Junior subordinated deferrable interest debentures	46,393	512	4.43	46,393	455	3.93
Total interest-bearing liabilities	$1,945,442	$7,672	1.58%	$1,829,016	$4,969	1.09%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$516,783			$486,943
Other liabilities	32,890			29,215
Total noninterest-bearing liabilities	549,673			516,158
Shareholders’ equity	254,839			214,275
Total liabilities and shareholders’ equity	$2,749,954			$2,559,449

Net interest income		$24,938			$23,757
Net interest spread			3.50%			3.73%
Net interest margin(3)			3.88%			3.98%

(1)	Average loan balances include nonaccrual loans and loans held for sale.

(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.

(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,951,193	$56,776	5.87%	$1,863,068	$49,832	5.39%
Investment securities – taxable	279,293	3,863	2.79	117,361	1,505	2.59
Investment securities – non-taxable	31,780	561	3.56	149,803	2,678	3.60
Other interest-earning assets (2)	295,858	3,517	2.40	275,588	2,334	1.71
Total interest-earning assets	2,558,124	64,717	5.10	2,405,820	56,349	4.72
Noninterest-earning assets	175,689			169,901
Total assets	$2,733,813			$2,575,721

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,459,684	$9,230	1.28%	$1,350,496	$5,131	0.77%
Time deposits	313,505	2,798	1.80	317,259	2,158	1.37
Short-term borrowings	16,904	168	2.00	20,804	126	1.22
Notes payable & other longer-term borrowings	95,000	1,100	2.33	95,000	777	1.65
Subordinated debt securities	27,100	809	6.02	20,887	490	4.73
Junior subordinated deferrable interest debentures	46,393	1,025	4.46	46,393	852	3.70
Total interest-bearing liabilities	$1,958,586	$15,130	1.56%	$1,850,838	$9,534	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$508,951			$480,468
Other liabilities	31,021			29,312
Total noninterest-bearing liabilities	539,974			509,781
Shareholders’ equity	235,255			215,103
Total liabilities and shareholders’ equity	$2,733,813			$2,575,721

Net interest income		$49,587			$46,815
Net interest spread			3.54%			3.68%
Net interest margin(3)			3.91%			3.92%

(1)	Average loan balances include nonaccrual loans and loans held for sale.

(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.

(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume.

	Three Months Ended June 30,
	2019 over 2018
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$633	$2,328	$2,961
Investment securities – taxable	849	159	1,008
Investment securities – non-taxable	(1,013)	(4)	(1,017)
Other interest-earning assets	513	419	932
Total increase (decrease) in interest income	982	2,902	3,884

Interest-bearing liabilities:
NOW, Savings, MMDAs	221	1,753	1,974
Time deposits	24	345	369
Short-term borrowings	(17)	20	3
Notes payable & other borrowings	—	142	142
Subordinated debt securities	66	92	158
Junior subordinated deferrable interest debentures	—	57	57
Total increase (decrease) interest expense:	294	2,409	2,703

Increase (decrease) in net interest income	$688	$493	$1,181

	Six Months Ended June 30,
	2019 over 2018
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,357	$4,587	$6,944
Investment securities – taxable	2,077	281	2,358
Investment securities – non-taxable	(2,110)	(7)	(2,117)
Other interest-earning assets	172	1,011	1,183
Total increase (decrease) in interest income	2,496	5,872	8,368

Interest-bearing liabilities:
NOW, Savings, MMDAs	415	3,684	4,099
Time deposits	(26)	666	640
Short-term borrowings	(24)	66	42
Notes payable & other borrowings	—	323	323
Subordinated debt securities	146	173	319
Junior subordinated deferrable interest debentures	—	173	173
Total increase (decrease) interest expense:	511	5,085	5,596

Increase (decrease) in net interest income	$1,985	$787	$2,772

Net interest income for the three months ended June 30, 2019 was $24.8 million, compared to $23.4 million for the three months ended June 30, 2018, an increase of $1.4 million, or 6.0%. The increase in net interest income was comprised of a $4.1 million, or 14.4%, increase in interest income offset by a $2.7 million, or 54.4%, increase in interest expense. The growth in interest income was primarily attributable to a $46.9 million, or 2.5%, increase in average loans outstanding for the three-month period ended June 30, 2019, compared to the three-month period ended June 30, 2018, and by a 0.48% increase in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in 1-4 family residential loans and in the auto loan sector of our portfolio, offset by a decrease in the commercial – general sector.

The $2.7 million increase in interest expense for the three months ended June 30, 2019 was primarily related to a 0.49% increase in the rate paid on interest-bearing liabilities and an increase of $115.9 million, or 7.0%, in average interest-bearing deposits over the same period in 2018. The increase in average interest-bearing deposits from June 30, 2018 to June 30, 2019 was due primarily to an increase in money market accounts of $124.3 million, offset by a decrease in NOW accounts of $13.1 million. Additionally, average noninterest-bearing demand deposits increased to $516.8 million at June 30, 2019 from $486.9 million at June 30, 2018.

For the three months ended June 30, 2019, net interest margin and net interest spread were 3.88% and 3.50%, respectively, compared to 3.98% and 3.73% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Net interest income for the six months ended June 30, 2019 was $49.4 million, compared to $46.2 million for the six months ended June 30, 2018, an increase of $3.2 million, or 7.0%. The increase in net interest income was comprised of an $8.8 million, or 15.8%, increase in interest income offset by a $5.6 million, or 58.7%, increase in interest expense. The growth in interest income was primarily attributable to an $88.1 million, or 4.7%, increase in average loans outstanding for the six-month period ended June 30, 2019, compared to the six-month period ended June 30, 2018, and by a 0.48% increase in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in 1-4 family residential loans and in the auto loan sector of our portfolio, offset by a decrease in the commercial – general sector.

The $5.6 million increase in interest expense for the six months ended June 30, 2019 was primarily related to a 0.52% increase in the rate paid on interest-bearing liabilities and an increase of $105.4 million, or 6.3%, in average interest-bearing deposits over the same period in 2018. The increase in average interest-bearing liabilities from June 30, 2018 to June 30, 2019 was due primarily to an increase in money market accounts of $119.2 million, offset by a decrease in NOW accounts of $10.0 million. Additionally, average noninterest-bearing demand deposits increased to $508.9 million at June 30, 2019 from $480.5 million at June 30, 2018.

For the six months ended June 30, 2019, net interest margin and net interest spread were 3.91% and 3.54%, respectively, compared to 3.92% and 3.68% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

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

The provision for loan losses for the three months ended June 30, 2019 was $875,000, compared to $1.5 million for the three months ended June 30, 2018. The provision for loan losses for the six months ended June 30, 2019 was $1.5 million, compared to $2.3 million for the six months ended June 30, 2018.  The allowance for loan losses as a percentage of loans held for investment was 1.25% at June 30, 2019 and 1.18% at December 31, 2018. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (decrease)	2019	2018	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,979	$1,861	$118	$3,884	$3,778	$106
Income from insurance activities	1,210	1,135	75	2,960	2,530	430
Bank card services and interchange fees	2,071	2,051	20	4,081	4,009	72
Mortgage banking activities	6,652	6,397	255	11,518	11,064	454
Investment commissions	493	425	68	826	875	(49)
Fiduciary income	367	363	4	743	735	8
Other income and fees(1)	931	736	195	1,766	1,445	321
Total noninterest income	$13,703	$12,968	$735	$25,778	$24,436	$1,342

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended June 30, 2019 was $13.7 million, compared to $13.0 million for the three months ended June 30, 2018, an increase of $735,000, or 5.7%. Income from mortgage banking activities increased $255,000, or 4.0%, to $6.7 million for the three months ended June 30, 2019 from $6.4 million for the three months ended June 30, 2018. The increase was due primarily to an increase interest rate lock commitments of $12.5 million at June 30, 2019, compared to June 30, 2018.

Noninterest income for the six months ended June 30, 2019 was $25.8 million, compared to $24.4 million for the six months ended June 30, 2018, an increase of $1.4 million, or 5.5%. Income from mortgage banking activities increased $454,000, or 4.1%, to $11.5 million for the six months ended June 30, 2019 from $11.1 million for the three months ended June 30, 2018.  This increase was primarily a result of $130,000 more in servicing income on mortgage loans sold with servicing retained, which began in mid-2018, as well as the increase in interest rate lock commitments noted above.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (decrease)	2019	2018	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,784	$17,818	$966	$37,909	$35,419	$2,490
Occupancy expense, net	3,416	3,391	25	6,823	6,715	108
Professional services	1,611	1,400	211	3,317	2,829	488
Marketing and development	796	760	36	1,513	1,578	(65)
IT and data services	689	553	136	1,382	1,103	279
Bankcard expenses	806	659	147	1,530	1,323	207
Appraisal expenses	407	354	53	730	639	91
Other expenses(1)	3,421	3,487	(66)	6,762	693	69
Total noninterest expense	$29,930	$28,422	$1,508	$59,966	$56,299	$3,667

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2019 was $29.9 million compared to $28.4 million for the three months ended June 30, 2018, an increase of $1.5 million, or 5.3%.  Salaries and employee benefits increased $966,000, or 5.4%, from $17.8 million for the three months ended June 30, 2018 to $18.8 million for the three months ended June 30, 2019. The primary reason for the increase is the higher number of full time equivalents in 2019 compared to 2018 related to our mortgage origination company acquisition in November 2018. Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $211,000 for the three months ended June 30, 2019, compared to the same period in 2018. This increase was primarily due to increased legal expenses during the three months ended June 30, 2019 related to the Company’s preparation for its initial public offering and related activities.

Noninterest expense for the six months ended June 30, 2019 was $60.0 million, compared to $56.3 million for the six months ended June 30, 2018, an increase of $3.7 million, or 6.5%.  Salaries and employee benefits increased $2.5 million, or 7.0%, from $35.4 million for the six months ended June 30, 2018 to $37.9 million for the six months ended June 30, 2019.  The primary reason for this increase is the expense related to the staff that was acquired in our mortgage origination company acquisition in November 2018.  The cost related to these employees during the six months ended June 30, 2019 was $1.5 million.  Professional services expenses increased $488,000 for the six months ended June 30, 2019, compared to the same period in 2018.  This increase was primarily due to increased legal expenses related to the Company’s preparation for its initial public offering and related activities.

Financial Condition

Total assets increased $64.4 million, or 2.4%, to $2.78 billion at June 30, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment decreased $21.5 million, or 1.1%, to $1.94 billion at June 30, 2019, compared to $1.96 billion at December 31, 2018. Our securities portfolio decreased $74.6 million, or 22.1%, to $263.6 million at June 30, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $4.4 million, or 0.2% to $2.28 billion at June 30, 2019, compared to $2.28 billion at December 31, 2018.

Loan Portfolio

Our loans represent the largest portion of earning assets, greater than our securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. We originate substantially all of the loans in our portfolio, except certain loan participations that are independently underwritten by the Company prior to purchase.

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$533,680	27.6%	$538,037	27.5%
Commercial – specialized	294,188	15.2	305,022	15.6
Commercial – general	391,434	20.2	427,728	21.8
Consumer:
1-4 family residential	348,569	18.0	346,153	17.7
Auto loans	206,777	10.7	191,647	9.8
Other consumer	71,559	3.7	70,209	3.6
Construction	89,446	4.6	78,401	4.0
Gross loans	1,935,653	100.0%	1,957,197	100.0%
Allowance for loan losses	(24,171)		(23,126)
Net loans	$1,911,482		$1,934,071

Loans held for investment decreased $21.5 million, or 1.1%, to $1.94 billion at June 30, 2019, compared to $1.96 billion at December 31, 2018. This decrease in our loans was primarily due to the early payoff of four relationships totaling $45.3 million, offset by organic loan growth.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 64.3% of our loans held for investment were secured by real property as of June 30, 2019, compared to 64.9% as of December 31, 2018. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans decreased $4.4 million, or 0.81%, to $533.7 million as of June 30, 2019 from $538.0 million as of December 31, 2018. The decrease in commercial real estate loans during this period was mostly driven by the early payoff of one loan totaling $10.4 million, offset by organic loan growth.

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

Commercial specialized loans decreased $10.8 million, or 3.6%, to $294.2 million as of June 30, 2019 from $305.0 million as of December 31, 2018.  This decrease was primarily due to a net reduction of $3.1 million from seasonal annual paydowns on agricultural production loans, as well as one large revolving line of credit having $4.5 million less outstanding at June 30, 2019.

Commercial general loans decreased $36.3 million, or 8.5%, to $391.4 million as of June 30, 2019 from $427.7 million as of December 31, 2018.  The decrease in commercial general loans was primarily due to the early payoff of three relationships totaling $34.9 million during 2019.

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

Consumer and other loans increased $18.9 million, or 3.1%, to $626.9 million as of June 30, 2019, from $608.0 million as of December 31, 2018. The increases in these loans were primarily a result of expanded lending in the auto loan portfolio in the Lubbock/South Plains market as well as an increase in 1-4 family residential loans. As of June 30, 2019, our consumer loan portfolio was comprised of $348.6 million in 1-4 family residential loans, $206.8 million in indirect auto loans, and $71.6 million in other consumer loans.

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

Construction loans increased $11.0 million, or 14.1%, to $89.4 million as of June 30, 2019 from $78.4 million as of December 31, 2018. The increase resulted from continued organic growth, especially in our Lubbock/South Plains and Dallas/Ft. Worth markets.

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

To determine the adequacy of the allowance for loan losses, the loan portfolio is broken into categories based on loan type. Historical loss experience factors by category, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio category. These factors are evaluated and updated based on the composition of the specific loan portfolio. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of the Company’s lending personnel. In addition to the portfolio evaluations, impaired loans with a balance of $250,000 or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

The allowance for loan losses was $24.2 million at June 30, 2019, compared to $23.1 million at December 31, 2018, an increase of $1.0 million, or 4.5%.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2019
Commercial real estate	$5,335	$—	$108	$(28)	$5,415
Commercial – specialized	2,327	(5)	39	985	3,346
Commercial – general	8,504	(60)	205	(324)	8,325
Consumer:
1-4 family residential	2,416	-	21	(127)	2,310
Auto loans	3,067	(248)	46	202	3,067
Other consumer	1,174	(233)	42	216	1,199
Construction	558	-	—	(49)	509
Total	$23,381	$(546)	$461	$875	$24,171

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2018
Commercial real estate	$5,129	$(1,539)	$—	$746	$4,336
Commercial – specialized	2,650	-	9	265	2,924
Commercial – general	8,925	(28)	149	(313)	8,733
Consumer:
1-4 family residential	1,427	(140)	4	160	1,451
Auto loans	2,386	(184)	29	372	2,603
Other consumer	1,053	(140)	61	184	1,158
Construction	399	(15)	—	126	510
Total	$21,969	$(2,046)	$252	$1,540	$21,715

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2019
Commercial real estate	$5,579	$—	$215	$(379)	$5,415
Commercial – specialized	2,516	(37)	63	804	3,346
Commercial – general	8,173	(65)	277	(60)	8,325
Consumer:
1-4 family residential	2,249	(19)	52	28	2,310
Auto loans	2,994	(506)	79	500	3,067
Other consumer	1,192	(513)	91	429	1,199
Construction	423	(75)	—	161	509
Total	$23,126	$(1,215)	$777	$1,483	$24,171

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2018
Commercial real estate	$3,769	$(1,539)	$-	$2,106	$4,336
Commercial – specialized	2,367	(38)	65	530	2,924
Commercial – general	10,151	(127)	335	(1,626)	8,733
Consumer:
1-4 family residential	1,787	(141)	4	(199)	1,451
Auto loans	2,068	(418)	61	892	2,603
Other consumer	971	(349)	98	438	1,158
Construction	348	(15)	—	177	510
Total	$21,461	$(2,627)	$563	$2,318	$21,715

Net charge-offs totaled $85,000 and were 0.02% (annualized) of average loans outstanding for the three months ended June 30, 2019, compared to $1.8 million and 0.38% for the three months ended June 30, 2018. Net charge-offs totaled $438,000 and were 0.05% (annualized) of average loans outstanding for the six months ended June 30, 2019, compared to $2.1 million and 0.22% for the six months ended June 30, 2018.  The decrease in net charge-offs for both comparisons was primarily the result of a $1.4 million charge-off on a commercial real estate relationship during the second quarter of 2018.  The allowance for loan losses as a percentage of loans held for investment was 1.25% at June 30, 2019 and 1.18% at December 31, 2018.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$5,415	22.4%	$5,579	24.1%
Commercial – specialized	3,346	13.8	2,516	10.9
Commercial – general	8,325	34.4	8,173	35.4
Consumer:
1-4 family residential	2,310	9.6	2,249	9.7
Auto loans	3,067	12.7	2,994	12.9
Other consumer	1,199	5.0	1,192	5.2
Construction	509	2.1	423	1.8
Total allowance for loan losses	$24,171	100.0%	$23,126	100.0%

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$294	$217
Commercial – specialized	2,445	2,550
Commercial – general	2,096	2,134
Consumer:
1-4 family residential	1,749	1,489
Auto loans	—	—
Other consumer	—	—
Construction	—	—
Total nonaccrual loans	6,584	6,390
Past due loans 90 days or more and still accruing	1,362	564
Total nonperforming loans	7,946	6,954
Other real estate owned	2,305	2,285
Total nonperforming assets	$10,251	$9,239

Restructured loans - nonaccrual(1)	$466	$494
Restructured loans - accruing	$1,869	$3,351

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Included in certain loan categories of impaired loans are TDRs on which we have granted certain material concessions to the borrower as a result of the borrower experiencing financial difficulties. The concessions granted by us may include, but are not limited to: (1) a modification in which the maturity date, timing of payments or frequency of payments is modified, (2) an interest rate lower than the current market rate for new loans with similar risk, or (3) a combination of the first two factors.

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

We had no loans restructured as TDRs during the first six months of 2019 or 2018. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

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

	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$10,343	$10,404	$61	$84,765	$84,707	$(58)
State and municipal	31,249	31,990	741	32,205	32,310	105
Mortgage-backed securities	179,509	182,581	3,072	184,267	182,256	(2,011)
Asset-backed and other amortizing securities	37,986	38,589	603	39,799	38,923	(876)
Total available-for-sale	$259,087	$263,564	$4,477	$341,036	$338,196	$(2,840)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2019, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of June 30, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$3,496	2.19%	$6,847	2.55%	$—	—%	$—	—%
State and municipal	—	—	470	4.00	10,105	2.19	20,674	3.01
Mortgage-backed securities	—	—	1,247	1.60	26,971	2.16	151,291	3.01
Asset-backed and other amortizing securities	—	—	—	—	—	—	37,986	2.82
Total available-for-sale	$3,496	2.19%	$8,564	2.49%	$37,076	2.17%	$209,951	2.98%

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$77,918	2.40%	$6,847	2.55%	$—	—%	$—	—%
State and municipal	—	—	470	4.00	8,995	2.17	22,740	3.01
Mortgage-backed securities	—	—	97	2.28	32,037	2.20	152,133	2.96
Asset-backed and other amortizing securities	—	—	—	—	—	—	39,799	2.82
Total available-for-sale	$77,918	2.40%	$7,414	2.64%	$41,032	2.19%	$214,672	2.94%

Our securities portfolio decreased $74.6 million, or 22.1%, to $263.6 million at June 30, 2019, compared to $338.2 million at December 31, 2018.  The decrease was due to $75.0 million in short-term U.S. Treasury securities maturing during the second quarter of 2019.  The proceeds of these maturities was not reinvested as of June 30, 2019 but is on deposit in the Company’s interest-bearing deposit account with the Federal Reserve Bank of Dallas (the “Federal Reserve”).

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

Total deposits at June 30, 2019 were $2.28 billion, representing an increase of $4.4 million, or 0.2%, compared to $2.28 billion at December 31, 2018. As of June 30, 2019, 22.5% of total deposits were comprised of noninterest-bearing demand accounts, 63.7% of interest-bearing non-maturity accounts and 13.8% of time deposits.

The following table shows the deposit mix as of the dates presented:
	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$513,383	22.5%	$510,067	22.3%
NOW and other transaction accounts	259,111	11.4	277,041	12.2
Money market and other savings	1,193,619	52.3	1,178,809	51.8
Time deposits	315,745	13.8	311,537	13.7
Total deposits	$2,281,858	100.0%	$2,277,454	100.0%

The following tables set forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	June 30, 2019
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$58,874
After three months through six months	22,019
After six months through twelve months	45,276
After twelve months	111,611
Total	$237,780

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $740.3 million and $724.8 million, respectively. We had $199.0 million in off-balance sheet liabilities for letters of credit at June 30, 2019 and December 31, 2018. These letters of credit are used to pledge as collateral for public funds deposits. We had no short-term FHLB borrowings as of June 30, 2019 and December 31, 2018. We had long-term FHLB borrowings of $95.0 million as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, total remaining borrowing capacity of $437.3 million and $425.4 million, respectively, was available under this arrangement. Our current FHLB borrowings mature within seven years.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amount outstanding at end of the period	$95,000	$95,000	$95,000	$95,000
Weighted average interest rate at end of the period	2.18%	1.90%	2.18	1.90
Maximum month-end balance during the period	$95,000	$95,000	$95,000	$95,000
Average balance outstanding during the period	$95,000	$95,000	$95,000	$95,000
Weighted average interest rate during the period	2.37%	1.77%	2.33	1.65

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve. The amount of the line is determined on a monthly basis by the Federal Reserve. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $534.0 million and $531.9 million at June 30, 2019 and December 31, 2018, respectively. The line was not used during the three or six month periods ended June 30, 2019 or the three or six month periods ended June 30, 2018.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $135.0 million as of June 30, 2019 and December 31, 2018. The lines were not used during the three or six month periods ended June 30, 2019 or the three or six month periods ending June 30, 2018.

Subordinated Debt Securities. In January 2014, the Company issued $20.9 million in subordinated debt securities. These securities pay interest quarterly and mature January 2024. There was $14.4 million issued at an initial rate of 5.0% and $6.5 million issued at an initial rate of 4.0% at June 30, 2019. These rates are fixed for five years from issuance and then float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. The securities are unsecured and could be called by the Company at any time after January 2019, and they qualify for tier 2 capital treatment, subject to regulatory limitations. In December 2018, we notified all holders of our subordinated debt securities that we intended to call these securities in January 2019 and provided holders the option to exchange their current subordinated debt securities for newly-issued subordinated debt securities or to have their securities be redeemed. Holders of $13.4 million in subordinated debt securities elected to exchange their securities while holders of $7.5 million in subordinated debt securities elected to have their securities redeemed.

In December 2018, the Company issued $26.5 million in subordinated debt securities, including $13.4 million issued in exchange for our previously issued notes as described above. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of June 30, 2019 was $26.5 million, compared to $34.0 million as of December 31, 2018.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2019 and December 31, 2018. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 5.24%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 3.80%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 3.91%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.

(2)	Interest payable quarterly with principal due at maturity.

(3)	Rate as of last reset date, prior to June 30, 2019.

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

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. The model is used to project future net interest income under a set of possible interest rate movements. The Company’s Investment/Asset Liability Committee (the “ALCO Committee”), reviews this information to determine if the projected future net interest income levels would be acceptable. The Company attempts to stay within acceptable net interest income levels.

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

Capital Requirements

Total shareholders’ equity increased to $291.1 million as of June 30, 2019, compared to $212.8 million as of December 31, 2018, taking into account the ESOP Repurchase Right Termination, an increase of $78.3 million, or 36.8%.  The increase from December 31, 2018 was primarily the result of $51.4 million in net proceeds from the Company’s initial public offering, $10.9 million in net earnings for the six months ended June 30, 2019, a change in accumulated other comprehensive income of $5.8 million, related to unrealized gains/losses on securities available for sale, and the modification of the Company’s cash-settled stock appreciation rights that previously were accounted for as liabilities to equity classified stock options in the amount of $11.5 million.  The increases were offset by a $1.3 million cumulative-effect adjustment to retained earnings for a change in accounting principle.  This related to the Company changing the accounting method for its stock appreciation rights from the intrinsic value method to fair value.  See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding further details on this change. See also Note 6, Stock-Based Compensation for further details on the modification.

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action,” we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of common equity tier 1 (“CET1”) capital, tier 1 capital and total capital to risk-weighted assets and of tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

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

At June 30, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$383,399	17.75%	$309,798	14.28%
Tier 1 capital (to risk-weighted assets)	332,575	15.39	260,020	11.98
CET 1 capital (to risk-weighted assets)	287,575	13.31	215,020	9.91
Tier 1 capital (to average assets)	332,575	12.10	260,020	9.63

City Bank:
Total capital (to risk-weighted assets)	$305,013	14.12%	$294,572	13.58%
Tier 1 capital (to risk-weighted assets)	280,662	12.99	271,266	12.50
CET 1 capital (to risk-weighted assets)	280,662	12.99	271,266	12.50
Tier 1 capital (to average assets)	280,662	10.21	271,266	10.05

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The amount and nature of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the potential borrower.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$386,601	$346,245
Standby letters of credit	8,195	5,062
Total	$394,796	$351,307

We use our line of credit with the FHLB to take out letters of credit. These letters of credit pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company. See “Borrowed Funds - FHLB Advances” herein for a discussion for amounts of letters of credit.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2019	December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	2.31	(0.95)
+200	1.92	(0.39)
+100	1.30	0.06
-100	(2.24)	(1.90)

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The Jumpstart Our Business Startups Act (the “JOBS Act”) permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Form 10-Q, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of June 30, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We had no sales of equity securities by the Company during the period covered by this Form 10-Q that were not registered with the SEC under the Securities Act. In May 2019, we issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of  $51.4 million after deducting underwriting discounts and offering expenses. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-230851), which was declared effective by the SEC on May 8, 2019. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Keefe, Bruyette & Woods, Inc., a Stifel Company, and Sandler O’Neill + Partners, L.P. acted as joint book-running managers for the offering. The offering commenced on May 8, 2019, did not terminate until the sale of all of the shares offered, and was closed on May 13, 2019. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-230851), filed with the SEC on May 9, 2019 pursuant to Rule 424(b).

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 14, 2019	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 14, 2019	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer