Form 10-Q
period 2019-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2019-11-13
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 13, 2019, the registrant had 18,007,041 shares of common stock, par value $1.00 per share, outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$48,709	$47,802
Interest-bearing deposits in banks	195,281	198,187
Federal funds sold	655	—
Cash and cash equivalents	244,645	245,989
Securities available for sale	401,335	338,196
Loans held for sale	50,136	38,382
Loans held for investment	1,962,609	1,957,197
Allowance for loan losses	(24,176)	(23,126)
Accrued interest receivable	11,675	12,957
Premises and equipment, net	59,189	59,787
Bank-owned life insurance	58,109	57,172
Intangible assets	2,464	—
Other assets	29,596	26,191
Total assets	$2,795,582	$2,712,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$556,233	$510,067
Interest-bearing	1,729,741	1,767,387
Total deposits	2,285,974	2,277,454
Short-term borrowings	9,855	17,705
Accrued expenses and other liabilities	32,861	29,416
Notes payable & other borrowings	95,000	95,000
Subordinated debt securities	26,472	34,002
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	2,496,555	2,499,970
Commitments and contingent liabilities
ESOP owned shares	—	58,195

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,004,323 and 14,771,520 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18,004	14,772
Additional paid-in capital	140,268	80,412
Retained earnings	137,127	119,834
Accumulated other comprehensive income (loss)	3,628	(2,243)
	299,027	212,775
Less ESOP owned shares	—	58,195

Total stockholders’ equity	299,027	154,580
Total liabilities and stockholders’ equity	$2,795,582	$2,712,745

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$29,652	$27,652	$86,342	$77,388
Securities:
Taxable	2,021	1,736	6,013	3,323
Non taxable	226	530	669	2,646
Federal funds sold and interest-bearing deposits in banks	1,766	813	5,154	3,065
Total interest income	33,665	30,731	98,178	86,422
Interest expense:
Deposits	5,627	4,670	17,655	11,959
Notes payable & other borrowings	581	541	1,849	1,444
Subordinated debt securities	404	245	1,213	735
Junior subordinated deferrable interest debentures	485	487	1,510	1,339
Total interest expense	7,097	5,943	22,227	15,477
Net interest income	26,568	24,788	75,951	70,945
Provision for loan losses	420	3,415	1,903	5,733
Net interest income, after provision for loan losses	26,148	21,373	74,048	65,212
Noninterest income:
Service charges on deposit accounts	2,101	1,979	5,985	5,757
Income from insurance activities	1,114	1,462	4,074	3,992
Net gain on sales of loans	6,626	5,172	17,521	15,382
Bank card services and interchange fees	2,192	2,101	6,273	6,110
Investment commissions	419	424	1,245	1,300
Other	1,663	2,157	4,795	5,190
Total noninterest income	14,115	13,295	39,893	37,731
Noninterest expense:
Salaries and employee benefits	18,135	18,044	56,044	53,463
Occupancy and equipment, net	3,486	3,388	10,309	10,103
Professional services	1,852	1,474	5,169	4,303
Marketing and development	762	671	2,275	2,249
IT and data services	722	564	2,104	1,667
Bank card expenses	864	665	2,394	1,988
Appraisal expenses	467	455	1,197	1,095
Other	3,740	3,385	10,502	10,077
Total noninterest expense	30,028	28,646	89,994	84,945
Income before income taxes	10,235	6,022	23,947	17,998
Income tax expense (benefit)	1,977	1,109	4,836	(5,429)
Net income	$8,258	$4,913	$19,111	$23,427

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per share:
Basic	$0.46	$0.33	$1.16	$1.59
Diluted	$0.45	$0.33	$1.15	$1.59

Net income	$8,258	$4,913	$19,111	$23,427
Other comprehensive income (loss):
Change in net unrealized loss on securities available for sale	116	(2,811)	7,433	(6,012)
Tax effect	(25)	970	(1,562)	970
Other comprehensive income (loss)	91	(1,841)	5,871	(5,042)
Comprehensive income	$8,349	$3,072	$24,982	$18,385

Pro Forma Information (unaudited):
Net income	N/A	N/A	N/A	$14,894
Income tax expense	N/A	N/A	N/A	$3,104
Earnings per share:
Basic	N/A	N/A	N/A	$1.01
Diluted	N/A	N/A	N/A	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Nine Months Ended September 30,
Balance at January 1, 2018	15,153,510	$15,154	$85,888	$120,589	$(446)	$(5,858)	$(57,121)	$158,206
Net income	—	—	—	23,427	—	—	—	23,427
Cash dividends:
Common - $1.19 per share	—	—	—	(17,544)	—	—	—	(17,544)
Other comprehensive (loss), (net of tax)	—	—	—	—	(5,042)	—	—	(5,042)
Balance at September 30, 2018	15,153,510	$15,154	$85,888	$126,472	$(5,488)	$(5,858)	$(57,121)	$159,047

Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$—	$(58,195)	$154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	—	51,392
Net income	—	—	—	19,111	—	—	—	19,111
Cash dividends:
Common - $0.03 per share	—	—	—	(539)	—	—	—	(539)
Other comprehensive income, (net of tax)	—	—	—	—	5,871	—	—	5,871
Terminated ESOP put option	—	—	—	—	—	—	58,195	58,195
Exercise of employee stock options, net of 63,100 shares for cashless exercise and net of 8,597 shares for taxes	25,803	25	(186)	—	—	—	—	(161)
Stock based compensation	—	—	407	—	—	—	—	407
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	—	(1,279)
Balance at September 30, 2019	18,004,323	$18,004	$140,268	$137,127	$3,628	$—	$—	$299,027

Three Months Ended September 30,
Balance at July 1, 2018	15,153,510	$15,154	$85,888	$121,559	$(3,647)	$(5,858)	$(57,121)	$155,975
Net income	—	—	—	4,913	—	—	—	4,913
Other comprehensive (loss), (net of tax)	—	—	—	—	(1,841)	—	—	(1,841)
Balance at September 30, 2018	15,153,510	$15,154	$85,888	$126,472	$(5,488)	$(5,858)	$(57,121)	$159,047

Balance at July 1, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$—	$—	$291,113
Issuance of common stock, net	—	—	—	—	—	—	—	—
Net income	—	—	—	8,258	—	—	—	8,258
Cash dividends:
Common - $0.03	—	—	—	(539)	—	—	—	(539)
Other comprehensive income, (net of tax)	—	—	—	—	91	—	—	91
Terminated ESOP put option	—	—	—	—	—	—	—	—
Exercise of employee stock options, net of 63,100 shares for cashless exercise and net of 8,597 shares for taxes	25,803	25	(186)	—	—	—	—	(161)
Stock based compensation	—	—	265	—	—	—	—	265
Share-based liability awards modified to equity awards	—	—	—	—	—	—	—	—
Balance at September 30, 2019	18,004,323	$18,004	$140,268	$137,127	$3,628	$—	$—	$299,027

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,111	$23,427
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,903	5,733
Depreciation and amortization	3,733	3,909
Accretion and amortization	(97)	1,507
Other gains, net	(122)	(148)
Net gain on sales of loans	(17,521)	(15,382)
Proceeds from sales of loans held for sale	460,268	431,676
Loans originated for sale	(454,501)	(404,525)
Earnings on bank-owned life insurance	(937)	(999)
Stock based compensation	407	—
Net change in:
Accrued interest receivable and other assets	(3,390)	(9,617)
Accrued expenses and other liabilities	13,616	9,619
Net cash from operating activities	22,470	45,200

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(165,023)	(464,966)
Sales	—	101,711
Maturities, prepayments, and calls	109,414	226,684
Activity in securities held to maturity:
Maturities, prepayments, and calls	—	14,675
Loan originations and principal collections, net	(7,786)	(142,203)
Cash paid for acquisition	(2,800)	—
Purchases of premises and equipment, net	(3,267)	(2,615)
Proceeds from sales of premises and equipment	208	74
Proceeds from sales of foreclosed assets	1,608	6,388
Net cash from investing activities	(67,646)	(260,252)

Cash flows from financing activities:
Net change in deposits	8,520	107,273
Net change in short-term borrowings	(7,850)	(3,500)
Proceeds from common stock issuance, net	51,392	—
Payments to tax authorities for stock-based compensation	(161)	—
Payments made on notes payable and other borrowings	(7,530)	—
Cash dividends on common stock	(539)	(17,544)
Net cash from financing activities	43,832	86,229

Net change in cash and cash equivalents	$(1,344)	$(128,823)
Beginning cash and cash equivalents	245,989	294,563
Ending cash and cash equivalents	$244,645	$165,740

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$21,882	$11,774
Income taxes paid	4,364	—
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$1,521	$6,151
Share-based liability awards modified to equity awards	11,450	—

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

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico.  Principal activities include commercial and retail banking, along with insurance, investment, trust, and mortgage services. The following are subsidiaries of SPFI:

Wholly Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Windmark Insurance Agency, Inc. (“Windmark”)	Non-bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q (“Report”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above.  All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto, for the year ended December 31, 2018 in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 9, 2019 (“IPO Prospectus”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Change in Capital Structure
On March 11, 2019, the Company amended and restated its Certificate of Formation.  The Amended and Restated Certificate of Formation increased the number of authorized shares of common stock, par value $1.00 per share, from 1,000,000 to 30,000,000.

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

Pro Forma Information – As a result of the revocation of the Company’s subchapter S corporation election effective May 31, 2018, the net income and earnings per share data prior to that date are not comparable with subsequent periods, which include federal income tax expense.  As a result, the consolidated statements of comprehensive income in this Report include a pro forma section for the nine-month period ended September 30, 2018, as if the conversion to a subchapter C corporation had occurred effective January 1, 2018.  The federal tax rate used for the pro forma nine-month period ended September 30, 2019 is 21%.

In accordance with applicable provisions of the Internal Revenue Code of 1986, as amended, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”), provided that, for so long as SPFI was a privately held company, ESOP participants would have the right, for a specified period of time, to require SPFI to repurchase shares of its common stock that were distributed to such participants by the ESOP.  This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2019.  However, because we were privately held at December 31, 2018, the shares of common stock held by the ESOP have been reflected in our consolidated balance sheets as a line item called ESOP-owned shares, that appears between total liabilities and stockholders’ equity during that period. As a result, the value of ESOP-owned shares have been deducted from stockholders’ equity in our consolidated balance sheet for that period. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the ESOP-owned shares are and will be included in stockholders’ equity.

Mergers and Acquisitions – On July 25, 2019, SPFI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with West Texas State Bank, a Texas banking association (“WTSB”), providing for SPFI’s acquisition of WTSB through the merger of SPFI Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of SPFI (“Merger Sub”), with and into WTSB, with WTSB continuing as the surviving entity and thereafter being a wholly-owned subsidiary of SPFI (the “Merger”).  Following the consummation of the Merger, WTSB will merge with and into City Bank, a Texas banking association and the wholly-owned subsidiary of the Company (“City Bank”), with City Bank surviving the merger (the “Bank Merger”).  Pursuant to the terms and subject to the conditions of the Merger Agreement, the transaction provides for the payment to each outstanding share of WTSB’s common stock (except for shares held by Dissenting Shareholders (as defined in the Merger Agreement)) an amount of cash equal to the quotient of (i) $76,100,000 (subject to adjustment described in the Merger Agreement), divided by (ii) the total number of shares of WTSB common stock issued and outstanding at the time of the closing of the Merger.

Change in Accounting Principle – Prior to January 1, 2019, the Company accounted for its cash-settled stock appreciation rights (“SARs”) using the intrinsic value method, as permitted by ASC 718.  As a result of the Company listing its common stock on the NASDAQ Global Select Market and becoming a reporting company with the SEC, the Company is now required to use the fair value method for these SARs.  The Company’s calculation of the fair value of the SARs, as of January 1, 2019, exceeded the recorded intrinsic value by $1.6 million.  ASC 250 states that an “entity shall report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless it is impracticable to do so.”  Retrospective application of the effects of a change from the intrinsic value to fair value would be impracticable due to the need to objectively determine assumptions that would be used in prior periods without using current information.  Additionally, SEC Staff Accounting Bulletin Topic 14.B states that entities changing from nonpublic to public status are not permitted to apply the fair-value-based method retrospectively.  Therefore, the Company recorded a cumulative-effect adjustment to retained earnings for $1.3 million ($1.6 million net of $340,000 in tax) effective January 1, 2019 and applied this change prospectively.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed.  Intangible assets with definite lives are amortized over their estimated useful lives.  Other intangible assets consist of customer relationship and employment agreement intangible assets and are amortized over their estimated useful lives of 5 years.

Recent Accounting Pronouncements – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01, among other things, eliminates the requirement to disclose the fair value of financial instruments at amortized cost for entities that are not public business entities. We originally adopted the new standard effective January 1, 2018, the effective date of the guidance. Accordingly, the Company’s fair value of financial instruments at amortized cost were not disclosed in our consolidated financial statements for 2018.  However, based on the Company becoming a public company in May 2019, these disclosures are now required and have been included in our consolidated financial statements presented in this Report.

ASU 2016-02 Leases (Topic 842).  The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition.  These amendments are effective for the Company for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326).  The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity securities, and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact adoption of ASU 2016-13 will have on its consolidated operating results and financial condition.

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available for sale:
U.S. government and agencies	$6,848	$53	$—	$6,901
State and municipal	40,720	884	(52)	41,552
Mortgage-backed securities	251,958	3,226	(1,306)	253,878
Collateralized mortgage obligations	60,244	—	(59)	60,185
Asset-backed and other amortizing securities	36,972	1,847	—	38,819
	$396,742	$6,010	$(1,417)	$401,335

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for sale:
U.S. government and agencies	$84,765	$18	$(76)	$84,707
State and municipal	32,205	480	(375)	32,310
Mortgage-backed securities	184,267	29	(2,040)	182,256
Asset-backed and other amortizing securities	39,799	1	(877)	38,923
	$341,036	$528	$(3,368)	$338,196

The amortized cost and fair value of securities at September 30, 2019 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$470	$475
After 1 year through 5 years	6,848	6,901
After 5 years through 10 years	10,434	10,630
After 10 years	29,816	30,447
Other	349,174	352,882
	$396,742	$401,335

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $198.6 million and $200.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	9,066	36	1,220	16	10,286	52
Mortgage-backed securities	61,931	1,235	6,679	72	68,610	1,307
Collateralized mortgage obligations	60,185	58	—	—	60,185	58
	$131,182	$1,329	$7,899	$88	$139,081	$1,417

December 31, 2018
U.S. government and agencies	$77,891	$27	$2,048	$49	$79,939	$76
State and municipal	5,662	92	9,781	283	15,443	375
Mortgage-backed securities	108,962	293	54,035	1,747	162,997	2,040
Asset-backed and other amortizing securities	—	—	37,351	877	37,351	877
	$192,515	$412	$103,215	$2,956	$295,730	$3,368

There were 23 securities with an unrealized loss at September 30, 2019.  Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.	LOANS

Loans are summarized by category as of the periods presented below:

	September 30, 2019	December 31, 2018
Commercial real estate	$520,687	$538,037
Commercial - specialized	316,862	305,022
Commercial - general	398,909	427,728
Consumer:
1-4 family residential	359,160	346,153
Auto loans	212,529	191,647
Other consumer	70,338	70,209
Construction	84,124	78,401
	1,962,609	1,957,197
Allowance for loan losses	(24,176)	(23,126)
Loans, net	$1,938,433	$1,934,071

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

Consumer – Loans to consumers include 1-4 family residential loans, auto loans, and other loans for recreational vehicles or other purposes. The Company utilizes a computer-based credit scoring analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.  The Company generally requires mortgage title insurance and hazard insurance on 1-4 family residential loans.

The following table details the activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2019
Commercial real estate	$5,415	$(379)	$—	$108	$5,144
Commercial - specialized	3,346	(575)	—	28	2,799
Commercial - general	8,325	734	(170)	19	8,908
Consumer:
1-4 family residential	2,310	384	(65)	9	2,638
Auto loans	3,067	127	(260)	83	3,017
Other consumer	1,199	121	(230)	63	1,153
Construction	509	8	—	—	517
Total	$24,171	$420	$(725)	$310	$24,176

For the three months ended September 30, 2018
Commercial real estate	$4,336	$268	$—	$239	$4,843
Commercial - specialized	2,924	(191)	(70)	10	2,673
Commercial - general	8,733	2,434	(3,738)	64	7,493
Consumer:
1-4 family residential	1,451	102	(131)	31	1,453
Auto loans	2,603	609	(276)	41	2,977
Other consumer	1,158	213	(257)	30	1,144
Construction	510	(20)	—	—	490
Total	$21,715	$3,415	$(4,472)	$415	$21,073

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the nine months ended September 30, 2019
Commercial real estate	$5,579	$(758)	$—	$323	$5,144
Commercial - specialized	2,516	230	(37)	90	2,799
Commercial - general	8,173	674	(235)	296	8,908
Consumer:
1-4 family residential	2,249	412	(84)	61	2,638
Auto loans	2,994	626	(765)	162	3,017
Other consumer	1,192	550	(744)	155	1,153
Construction	423	169	(75)	—	517
Total	$23,126	$1,903	$(1,940)	$1,087	$24,176

For the nine months ended September 30, 2018
Commercial real estate	$3,769	$2,374	$(1,539)	$239	$4,843
Commercial - specialized	2,367	339	(108)	75	2,673
Commercial - general	10,151	808	(3,865)	399	7,493
Consumer:
1-4 family residential	1,787	(98)	(272)	36	1,453
Auto loans	2,068	1,500	(693)	102	2,977
Other consumer	971	653	(607)	127	1,144
Construction	348	157	(15)	—	490
Total	$21,461	$5,733	$(7,099)	$978	$21,073

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
September 30, 2019
Commercial real estate	$331	$520,356	$—	$5,144
Commercial - specialized	586	316,276	—	2,799
Commercial - general	2,660	396,249	404	8,504
Consumer:
1-4 family residential	2,384	356,776	35	2,603
Auto loans	—	212,529	—	3,017
Other consumer	—	70,338	—	1,153
Construction	—	84,124	—	517

Total	$5,961	$1,956,648	$439	$23,737

December 31, 2018
Commercial real estate	$1,819	$536,218	$—	$5,579
Commercial - specialized	2,116	302,906	—	2,516
Commercial - general	2,950	424,778	233	7,940
Consumer:
1-4 family residential	2,475	343,678	8	2,241
Auto loans	—	191,647	—	2,994
Other consumer	—	70,209	—	1,192
Construction	—	78,401	—	423

Total	$9,360	$1,947,837	$241	$22,885

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2019
Commercial real estate	$786	$331	$—	$331	$—	$1,075
Commercial - specialized	586	586	—	586	—	1,351
Commercial - general	3,253	—	2,660	2,660	404	2,805
Consumer:				—
1-4 family	2,803	1,930	454	2,384	35	2,430
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$7,428	$2,847	$3,114	$5,961	$439	$7,661

December 31, 2018
Commercial real estate	$2,274	$1,819	$—	$1,819	$—	$4,590
Commercial - specialized	2,116	2,116	—	2,116	—	3,742
Commercial - general	4,758	240	2,710	2,950	233	3,963
Consumer:				—
1-4 family	2,894	2,111	364	2,475	8	2,881
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$12,042	$6,286	$3,074	$9,360	$241	$15,176

All impaired loans $250,000 and greater were specifically evaluated for impairment.  Interest income recognized using a cash-basis method on impaired loans for the nine-month period ended September 30, 2019 and the year ended December 31, 2018 was not significant.  Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2019
Commercial real estate	$449	$—	$218
Commercial - specialized	118	177	1,259
Commercial - general	1,711	—	2,144
Consumer:
1-4 Family residential	1,807	843	1,614
Auto loans	874	92	—
Other consumer	797	109	—
Construction	131	—	—

Total	$5,887	$1,221	$5,235

December 31, 2018
Commercial real estate	$1,748	$—	$217
Commercial - specialized	992	—	2,550
Commercial - general	2,625	—	2,134
Consumer:
1-4 Family residential	1,611	440	1,489
Auto loans	825	50	—
Other consumer	883	74	—
Construction	—	—	—

Total	$8,684	$564	$6,390

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial real estate	$496,054	$22,133	$2,500	$—	$520,687
Commercial - specialized	313,022	—	3,840	—	316,862
Commercial - general	389,187	—	9,722	—	398,909
Consumer:
1-4 family residential	351,267	—	7,893	—	359,160
Auto loans	211,954	—	575	—	212,529
Other consumer	70,013	—	325	—	70,338
Construction	84,124	—	—	—	84,124

Total	$1,915,621	$22,133	$24,855	$—	$1,962,609

December 31, 2018
Commercial real estate	$514,249	$17,300	$6,488	$—	$538,037
Commercial - specialized	301,289	—	3,733	—	305,022
Commercial - general	415,675	1,449	10,604	—	427,728
Consumer:
1-4 family residential	340,836	—	5,317	—	346,153
Auto loans	191,435	—	212	—	191,647
Other consumer	70,075	—	134	—	70,209
Construction	78,401	—	—	—	78,401

Total	$1,911,960	$18,749	$26,488	$—	$1,957,197

There were no loans restructured as troubled debt restructurings during the nine-month period ended September 30, 2019 and the year ended December 31, 2018.

4.	BORROWING ARRANGEMENTS

Subordinated debt securities
In January 2014, the Company issued $20.9 million in subordinated debt securities.   These securities pay interest quarterly and mature January 2024.  There was $6.5 million issued at a current rate of 4% and $14.4 million at a current rate of 5%.  These rates were fixed for the first five years and then float at the Wall Street Journal prime rate, with a floor of 4% and a ceiling of 7.5%.  These securities were unsecured, could be called by the Company at any time after January 2019, and they qualified for Tier 2 capital treatment, subject to regulatory limitations.  In December 2018, the Company notified all holders that it intended to call these securities in January of 2019 and were given the option to subscribe to a new offering (see following paragraph) or to be redeemed.  Holders of $13.4 million elected to subscribe to the new offering while holders of $7.5 million elected to have their securities redeemed in January 2019.  As a result, these securities had been fully redeemed as of September 30, 2019, while the outstanding balance of these securities at December 31, 2018 was $7.5 million.

In December 2018, the Company issued $26.5 million in subordinated debt securities.  $12.4 million of the securities have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years.  The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years.  After the expiration of the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%.  These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less.  Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.

5.	EMPLOYEE BENEFITS

Non-Qualified Plans - Certain Company executives, as determined by the Company’s Board of Directors from time to time, were granted SARs based on grant date values.  The SARs have varying vesting provisions.  Exercise and payment options for the SARs vary and are governed by the program they were issued under, as well as the specific award agreement.  Prior to January 1, 2019, the Company accrued the liabilities for these SARs under the intrinsic value method.  The accrual for the liabilities was $10.6 million at December 31, 2018.

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

The Company recorded expense of $607,000 for the increase in the intrinsic value of the SARs, prior to the change to the fair value method, and the change in fair value of the SARs at January 1, 2019.  The Company also recorded $69,000 of expense related to vesting for the SARs, prior to conversion on May 6, 2019. See Note 6, Stock-based Compensation, for further discussion of the conversion.

6.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019.  The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards.  The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 2,300,000. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the nine months ended September 30, 2019 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2019
Outstanding at beginning of year:	—	$—		$—
Granted	1,664,992	13.12		6,081
Exercised	(97,500)	11.15		508
Forfeited	(25,500)	18.05		—
Expired	(9,000)	19.05

Balance, September 30, 2019	1,532,992	$13.13	6.03	$5,573

Exercisable at end of period	—	$—	—	$—

Vested at end of period	1,100,400	$11.51	5.62	$5,505

A summary of assumptions used to calculate the fair values of the awards is presented below:

Nine Months Ended September 30, 2019
Expected volatility	24.88% to 31.54%
Expected dividend yield	0.70%
Expected term (years)	0.5 - 7.0 years
Risk-free interest rate	1.46% to 2.63%
Weighted average grant date fair value	$8.01

On January 16, 2019, the Company approved the conversion of its previously issued SARs to stock options.  There were 1,401,000 outstanding SARs that were converted effective as of May 6, 2019, which are included in the tables above. The fair value of the SARs was $11.5 million at the conversion date.  During the modification of these awards from liabilities to equity, the Company accelerated the expiration date, between two and four years, on 750,000 of the stock options.  As a result, the fair value of the stock options after modification was $11.2 million.  However, since the fair value of the new equity awards was less than the fair value of the liability awards, no adjustment was made to the Company’s income statement.  The $11.5 million was reclassified from liabilities to equity.

Restricted Stock Units
A summary of activity in the Plan during the nine months ended September 30, 2019 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2019
Outstanding at beginning of year:	—	$—
Granted	81,200	19.46
Exercised	—	—
Forfeited	—	—

Balance, September 30, 2019	81,200	$19.46

Exercisable at end of period	—	$—

Vested at end of period	—	$—

Restricted stock units granted under the Plan typically vests over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2019 was $2.9 million and will be recognized over a weighted average remaining period of 2.06 years.

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

Financial instruments with off-balance-sheet risk - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements. The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for recorded instruments.

Financial instruments whose contract amounts represent credit risk outstanding follow:

	September 30, 2019	December 31, 2018
Commitments to grant loans and unfunded commitments under lines of credit	$376,155	$346,245
Standby letters of credit	9,967	5,062

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company requires collateral supporting those commitments if deemed necessary.

Litigation - The Company is a defendant in legal actions arising from time to time in the ordinary course of business.  Management believes that the aggregate ultimate liability, if any, arising from these matters will not materially affect the Company’s consolidated financial statements.

Federal Home Loan Bank (“FHLB”) Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits.  The balance of these FHLB letters of credit was $199.0 million at September 30, 2019 and December 31, 2018, respectively.

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

In July 2013, the Board of Governors of the Federal Reserve System published final rules for the adoption of the Basel III regulatory capital framework (“Basel III”).  Basel III, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defined Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.  Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2019 and December 31, 2018, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2019, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since September 30, 2019 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital to Risk Weighted Assets:
Consolidated	$388,748	17.38%	$234,854	10.50%	N/A	N/A
City Bank	308,841	13.81%	234,803	10.50%	$223,622	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	337,920	15.11%	190,120	8.50%	N/A	N/A
City Bank	284,485	12.72%	190,079	8.50%	178,898	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	292,920	13.10%	156,569	7.00%	N/A	N/A
City Bank	284,485	12.72%	156,535	7.00%	145,354	6.50%

Tier I Capital to Average Assets:
Consolidated	337,920	12.17%	111,174	4.00%	N/A	N/A
City Bank	284,485	10.25%	111,098	4.00%	138,872	5.00%

December 31, 2018
Total Capital to Risk Weighted Assets:
Consolidated	$309,798	14.28%	$227,864	10.50%	N/A	N/A
City Bank	294,572	13.58%	227,806	10.50%	$216,958	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	260,020	11.98%	184,462	8.50%	N/A	N/A
City Bank	271,266	12.50%	184,415	8.50%	173,567	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	215,020	9.91%	151,910	7.00%	N/A	N/A
City Bank	271,266	12.50%	151,871	7.00%	141,023	6.50%

Tier I Capital to Average Assets:
Consolidated	260,020	9.63%	108,033	4.00%	N/A	N/A
City Bank	271,266	10.05%	107,940	4.00%	134,925	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders.  Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

9.	DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table reflects the fair value hedges included in the consolidated balance sheets:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,650	$514	$—	$—

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$10,917	$169

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	68,298	1,252	46,891	1,063

Total included in other assets	$68,298	$1,252	$46,891	$1,063

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$80,524	$242	$54,998	$672
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$80,524	$242	$54,998	$672

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$8,258	$4,913	$19,111	$23,427

Weighted average common shares outstanding - basic	17,985,429	14,771,520	16,417,116	14,771,520
Effect of dilutive securities:
Stock-based compensation awards	377,604	—	160,606	—
Weighted average common shares outstanding - diluted	18,363,033	14,771,520	16,577,722	14,771,520

Basic earnings per share	$0.46	$0.33	$1.16	$1.59
Diluted earnings per share	$0.45	$0.33	$1.15	$1.59

11.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended September 30, 2019	Banking	Insurance	Consolidated
Net interest income	$26,568	$—	$26,568
Provision for loan loss	(420)	—	(420)
Noninterest income	13,048	1,067	14,115
Noninterest expense	(29,109)	(919)	(30,028)

Income before income taxes	10,087	148	10,235

Income tax (expense) benefit	(1,945)	(32)	(1,977)

Net income	$8,142	$116	$8,258

Three Months Ended September 30, 2018	Banking	Insurance	Consolidated
Net interest income	$24,788	$—	$24,788
Provision for loan loss	(3,415)	—	(3,415)
Noninterest income	11,893	1,402	13,295
Noninterest expense	(28,429)	(217)	(28,646)

Income before income taxes	4,837	1,185	6,022

Income tax (expense) benefit	(943)	(166)	(1,109)

Net income	$3,894	$1,019	$4,913

Financial results by reportable segment are detailed below:

Nine Months Ended September 30, 2019	Banking	Insurance	Consolidated
Net interest income	$75,951	$—	$75,951
Provision for loan loss	(1,903)	—	(1,903)
Noninterest income	35,981	3,912	39,893
Noninterest expense	(87,279)	(2,715)	(89,994)

Income before income taxes	22,750	1,197	23,947

Income tax (expense) benefit	(4,674)	(162)	(4,836)

Net income	$18,076	$1,035	$19,111

Nine Months Ended September 30, 2018	Banking	Insurance	Consolidated
Net interest income	$70,945	$—	$70,945
Provision for loan loss	(5,733)	—	(5,733)
Noninterest income	33,933	3,798	37,731
Noninterest expense	(82,332)	(2,613)	(84,945)

Income before income taxes	16,813	1,185	17,998

Income tax (expense) benefit	5,373	56	5,429

Net income	$22,186	$1,241	$23,427

12.	FAIR VALUE DISCLOSURES

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

Valuation techniques that are consistent with the market approach, the income approach and/or the cost approach are required by GAAP.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●
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

●
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$6,901	$—	$6,901
State and municipal	—	41,552	—	41,552
Mortgage-backed securities	—	253,878	—	253,878
Collateralized mortgage obligations	—	60,185	—	60,185
Asset-backed and other amortizing securities	—	38,819	—	38,819
Loans held for sale (mandatory)	—	38,321	—	38,321
Mortgage servicing rights	—	1,689	—	1,689
Asset derivatives	—	1,252	—	1,252
Liability derivatives	—	(756)	—	(756)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	5,522	5,522
Other real estate owned	—	—	2,704	2,704
Loans held for sale (best efforts)	—	11,815	—	11,815

December 31, 2018
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$74,419	$10,288	$—	$84,707
State and municipal	—	32,310	—	32,310
Mortgage-backed securities	—	182,256	—	182,256
Asset-backed and other amortizing securities	—	38,923	—	38,923
Loans held for sale (mandatory)	—	31,874	—	31,874
Mortgage servicing rights	—	1,270	—	1,270
Asset derivatives	—	1,232	—	1,232
Liability derivatives	—	(672)	—	(672)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	9,119	9,119
Other real estate owned	—	—	2,285	2,285
Loans held for sale (best efforts)	—	6,508	—	6,508

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2019
Impaired loans	$5,522	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,704	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2018
Impaired loans	$9,119	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,285	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2019
Financial assets:
Cash and cash equivalents	$244,645	$244,645	$—	$—	$244,645
Loans, net	1,938,433	—	—	1,937,819	1,937,819
Accrued interest receivable	11,675	—	11,675	—	11,675
Bank-owned life insurance	58,109	—	58,109	—	58,109

Financial liabilities:
Deposits	$2,285,974	$2,008,958	$280,449	$—	$2,289,407
Accrued interest payable	2,387	—	2,387	—	2,387
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2018
Financial assets:
Cash and cash equivalents	$245,989	$245,989	$—	$—	$245,989
Loans, net	1,934,071	—	—	1,923,167	1,923,167
Accrued interest receivable	12,957	—	12,957	—	12,957
Bank-owned life insurance	57,172	—	57,172	—	57,172

Financial liabilities:
Deposits	$2,277,454	$1,965,925	$312,524	$—	$2,278,449
Accrued interest payable	2,042	—	2,042	—	2,042
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	34,002	—	34,002	—	34,002

13.	BUSINESS COMBINATIONS

In September 2019, Windmark acquired the operating assets of a crop insurance agency in Texas for $2.8 million.  Windmark recorded $193,000 for goodwill, which represents the excess of the cash paid compared to the fair market value of identifiable assets acquired.  Fair value of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets acquired:
Premises and equipment, net	$8
Goodwill	193
Other intangible assets	2,309
Other assets	290
Total assets acquired	$2,800

Cash paid	$2,800

14.	GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	September 30, 2019	December 31, 2018
Beginning goodwill	$—	$—
Arising from business combinations	193	—
Ending goodwill	$193	$—
Amortized intangible assets
Customer relationship intangibles	$1,800	$—
Employment intangibles	509	—
Less: Accumulated amortization	(38)	—
Other intangible assets, net	$2,271	$—

15.	SUBSEQUENT EVENTS

On November 12, 2019, the Company completed its acquisition of WTSB.  In connection with the Merger, the Company paid to shareholders of WTSB an aggregate of $76.1 million in cash.  The Company is still evaluating the fair values of the assets and liabilities assumed in the WTSB acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 9, 2019 relating to our initial public offering (the “IPO Prospectus”). Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions, including the acquisition and integration of West Texas State Bank;

●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
●	system failures, service denials, cyber-attacks and security breaches;
●	our ability to maintain effective internal control over financial reporting;
●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

●	increased capital requirements imposed by our banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
●	severe weather, acts of god, acts of war or terrorism;
●	tariffs and trade barriers;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters; and
●
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

Available Information

The Company maintains an Internet web site at www.spfi.bank.  The Company makes available, free of charge, on its web site (under www.spfi.bank/financials-filings/sec-filings) the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.  The Company also makes available, free of charge, through its web site (under www.spfi.bank/corporate-governance/documents-charters) links to the Company’s Code of Conduct and the charters for its Board committees.  In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company routinely posts important information for investors on its web site (under www.spfi.bank and, more specifically, under the News & Events tab at www.spfi.bank/news-events/press-releases).  The Company intends to use its web site as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure).  Accordingly, investors should monitor the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company’s web site is not incorporated by reference into, and is not a part of, this Form 10-Q.

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned banking subsidiary, City Bank, is one of the largest independent banks in West Texas. We have additional banking operations in the Dallas-Fort Worth-Arlington and El Paso MSAs, as well as in the Greater Houston, Permian Basin and College Station, Texas, and Ruidoso and Eastern New Mexico markets. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

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

As a result of the revocation of our S Corporation election, the net income and earnings per share data presented for any periods which contain net income prior to the revocation date will not be comparable with periods subsequent to the revocation date. Unless otherwise stated, all information contained herein, including consolidated net income, return on average assets, return on average shareholders’ equity and earnings per share, is presented as if we had converted from an S Corporation to a C Corporation as of January 1, 2018 using a statutory tax rate for U.S. federal income tax of 21.0%.

ESOP Repurchase Right Termination

In accordance with applicable provisions of the Code, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan, (the “ESOP”) provided that ESOP participants have the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the ESOP. The shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called “ESOP owned shares” appearing between total liabilities and shareholders’ equity. As a result, the ESOP-owned shares were deducted from shareholders’ equity in our consolidated balance sheets. This repurchase right terminated upon the listing of our common stock on the NASDAQ (the “ESOP Repurchase Right Termination”), whereupon our repurchase liability was extinguished and thereafter the ESOP-owned shares are not deducted from shareholders’ equity.

Recent Developments

On July 25, 2019, the Company entered into a definitive agreement with West Texas State Bank (“WTSB”) providing for the Company’s acquisition of WTSB in an all-cash merger valued at $76.1 million. The merger was completed on November 12, 2019.

Highlights

We had net income of $8.3 million for the three months ended September 30, 2019, compared to net income of $4.9 million for the three months ended September 30, 2018. Return on average equity was 11.10% and return on average assets was 1.18% for the three months ended September 30, 2019, compared to 9.08% and 0.74%, respectively, for the three months ended September 30, 2018.

Our total assets increased $82.8 million, or 3.1%, to $2.80 billion at September 30, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment increased $5.4 million, or 0.3%, to $1.96 billion at September 30, 2019, compared to $1.96 billion at December 31, 2018. Our securities portfolio increased $63.1 million, or 18.7%, to $401.3 million at September 30, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $8.5 million, or 0.4%, to $2.29 billion at September 30, 2019, compared to $2.28 billion at December 31, 2018.

Pro Forma Income Tax Expense and Net Income

As a result of our prior status as an S Corporation, we had no U.S. federal income tax expense from January 1, 2018 through May 30, 2018. The pro forma impact of being taxed as a C Corporation is illustrated in the following table:

Nine Months Ended September 30, 2018
(Dollars in thousands)
S Corporation
Net income(1)	$23,427

Pro forma C Corporation
Combined effective income tax rate(2)	16.8%
Income tax provision (3)	$3,013
Net income	$14,894

(1)	A portion of our net income in this period was derived from non-taxable investment income, offset by nondeductible expenses. This has the effect of lowering the statutory tax rate.
(2)	Based on a statutory federal income tax rate of 21%. As our state income taxes are insignificant, they are not reflected in these calculations.
(3)	Excludes the recording of the $6.7 million deferred tax asset upon the revocation of our S Corporation election.

Results of Operations

Net Income

Net income increased by $3.4 million to $8.3 million for the three months ended September 30, 2019, compared to $4.9 million for the three months ended September 30, 2018. This increase was primarily the result of an increase of $1.8 million in net interest income and a decrease of $3.0 million in the provision for loan losses, offset by an increase of $1.4 million in noninterest expense.

Net income increased by $4.2 million to $19.1 million for the nine months ended September 30, 2019, compared to $14.9 million for the nine months ended September 30, 2018.  The increase was primarily the result of an increase of $5.0 million in net interest income, a decrease of $3.8 million in the provision for loan losses and an increase of $2.2 million in noninterest income, offset by an increase of $5.1 million in noninterest expense.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,993,507	$29,695	5.91%	$1,973,505	$27,699	5.57%
Investment securities – taxable	287,128	1,956	2.70	271,432	1,683	2.46
Investment securities – non-taxable	32,993	286	3.44	75,247	672	3.54
Other interest-earning assets(2)	284,579	1,831	2.55	147,675	865	2.32
Total interest-earning assets	2,598,207	33,768	5.16	2,467,859	30,919	4.97
Noninterest-earning assets	181,139			175,462
Total assets	$2,779,346			$2,643,321

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,399,727	$4,057	1.15%	$1,394,572	$3,533	1.01%
Time deposits	315,376	1,570	1.98	308,987	1,137	1.46
Short-term borrowings	12,468	58	1.85	16,393	68	1.65
Notes payable & other longer-term borrowings	95,000	523	2.18	95,000	473	1.98
Subordinated debt securities	26,472	404	6.05	20,887	245	4.65
Junior subordinated deferrable interest debentures	46,393	485	4.15	46,393	487	4.16
Total interest-bearing liabilities	$1,895,436	$7,097	1.49%	$1,882,232	$5,943	1.25%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$555,501			$513,432
Other liabilities	33,339			33,024
Total noninterest-bearing liabilities	588,840			546,456
Shareholders’ equity	295,070			214,633
Total liabilities and shareholders’ equity	$2,779,346			$2,643,321

Net interest income		$26,671			$24,976
Net interest spread			3.67%			3.72%
Net interest margin(3)			4.07%			4.02%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,965,297	$86,471	5.88%	$1,899,880	$77,531	5.46%
Investment securities – taxable	281,904	5,819	2.76	168,718	3,188	2.53
Investment securities – non-taxable	32,184	847	3.52	124,951	3,351	3.59
Other interest-earning assets(2)	292,099	5,348	2.45	232,949	3,199	1.84
Total interest-earning assets	2,571,484	98,485	5.12	2,426,498	87,269	4.81
Noninterest-earning assets	177,507			171,756
Total assets	$2,748,991			$2,598,254

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,439,699	$13,287	1.23%	$1,365,187	$8,664	0.85%
Time deposits	314,128	4,368	1.86	314,502	3,295	1.40
Short-term borrowings	15,425	226	1.96	19,334	194	1.34
Notes payable & other longer-term borrowings	95,000	1,623	2.28	95,000	1,250	1.76
Subordinated debt securities	26,890	1,213	6.03	20,887	735	4.70
Junior subordinated deferrable interest debentures	46,393	1,510	4.35	46,393	1,339	3.86
Total interest-bearing liabilities	$1,937,535	$22,227	1.53%	$1,861,303	$15,477	1.11%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$524,468			$491,456
Other liabilities	31,795			30,549
Total noninterest-bearing liabilities	556,263			522,005
Shareholders’ equity	255,193			214,946
Total liabilities and shareholders’ equity	$2,748,991			$2,598,254

Net interest income		$76,258			$71,792
Net interest spread			3.59%			3.70%
Net interest margin(3)			3.96%			3.96%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2019 over 2018
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$281	$1,715	$1,996
Investment securities – taxable	97	176	273
Investment securities – non-taxable	(377)	(9)	(386)
Other interest-earning assets	802	164	966
Total increase (decrease) in interest income	803	2,046	2,849

Interest-bearing liabilities:
NOW, Savings, MMDAs	13	511	524
Time deposits	24	409	433
Short-term borrowings	(16)	6	(10)
Notes payable & other borrowings	—	50	50
Subordinated debt securities	66	93	159
Junior subordinated deferrable interest debentures	—	(2)	(2)
Total increase (decrease) interest expense:	87	1,067	1,154

Increase (decrease) in net interest income	$716	$979	$1,695

	Nine Months Ended September 30,
	2019 over 2018
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,670	$6,270	$8,940
Investment securities – taxable	2,139	492	2,631
Investment securities – non-taxable	(2,488)	(16)	(2,504)
Other interest-earning assets	812	1,337	2,149
Total increase (decrease) in interest income	3,133	8,083	11,216

Interest-bearing liabilities:
NOW, Savings, MMDAs	473	4,150	4,623
Time deposits	(4)	1,077	1,073
Short-term borrowings	(39)	71	32
Notes payable & other borrowings	—	373	373
Subordinated debt securities	211	267	478
Junior subordinated deferrable interest debentures	—	171	171
Total increase (decrease) interest expense:	641	6,109	6,750

Increase (decrease) in net interest income	$2,492	$1,974	$4,466

Net interest income for the three months ended September 30, 2019 was $26.6 million, compared to $24.8 million for the three months ended September 30, 2018, an increase of $1.8 million, or 7.2%. The increase in net interest income was comprised of a $2.9 million, or 9.5%, increase in interest income offset by a $1.2 million, or 19.4%, increase in interest expense. The growth in interest income was primarily attributable to a $20.0 million, or 1.0%, increase in average loans outstanding for the three-month period ended September 30, 2019, compared to the three-month period ended September 30, 2018, and by an increase of 34 basis points in the yield on total loans. The increase in average loans outstanding was primarily due to seasonal agricultural production loan net fundings.

The $1.2 million increase in interest expense for the three months ended September 30, 2019 was primarily related to an increase of 24 basis points in the rate paid on interest-bearing liabilities and an increase of $11.5 million, or 0.7%, in average interest-bearing deposits over the same period in 2018. Additionally, average noninterest-bearing demand deposits increased to $555.5 million at September 30, 2019 from $513.4 million at September 30, 2018.

For the three months ended September 30, 2019, net interest margin and net interest spread were 4.07% and 3.67%, respectively, compared to 4.02% and 3.72% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Net interest income for the nine months ended September 30, 2019 was $76.0 million, compared to $70.9 million for the nine months ended September 30, 2018, an increase of $5.1 million, or 7.1%. The increase in net interest income was comprised of an $11.8 million, or 13.7%, increase in interest income offset by a $6.8 million, or 43.6%, increase in interest expense. The growth in interest income was primarily attributable to a $65.4 million, or 3.4%, increase in average loans outstanding for the nine-month period ended September 30, 2019, compared to the nine-month period ended September 30, 2018, and by an increase of 42 basis points in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in 1-4 family residential loans and in the auto loan sector of our portfolio, offset by a decrease in the commercial – general sector.

The $6.8 million increase in interest expense for the nine months ended September 30, 2019 was primarily related to an increase of 42 basis points in the rate paid on interest-bearing liabilities and an increase of $74.1 million, or 4.4%, in average interest-bearing deposits over the same period in 2018. The increase in average interest-bearing liabilities from September 30, 2018 to September 30, 2019 was due primarily to an increase in money market accounts of $107.8 million, offset by a decrease in NOW accounts of $35.0 million. Additionally, average noninterest-bearing demand deposits increased to $524.5 million at September 30, 2019 from $491.5 million at September 30, 2018.

For the nine months ended September 30, 2019, net interest margin and net interest spread were 3.96% and 3.59%, respectively, compared to 3.96% and 3.70% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

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

The provision for loan losses for the three months ended September 30, 2019 was $420,000, compared to $3.4 million for the three months ended September 30, 2018. The decrease in the provision for loan losses was primarily the result of a reduction in charge-offs of $3.7 million during three months ended September 30, 2019.  The provision for loan losses for the nine months ended September 30, 2019 was $1.9 million, compared to $5.7 million for the nine months ended September 30, 2018.  The decrease in the provision for loan losses was primarily the result of a reduction in net charge-offs of $5.3 million for the nine months ended September 30, 2019.  The allowance for loan losses as a percentage of loans held for investment was 1.23% at September 30, 2019 and 1.18% at December 31, 2018. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,101	$1,979	$122	$5,985	$5,757	$228
Income from insurance activities	1,114	1,462	(348)	4,074	3,992	82
Bank card services and interchange fees	2,192	2,101	91	6,273	6,110	163
Mortgage banking activities	6,991	5,603	1,388	18,509	16,667	1,842
Investment commissions	419	424	(5)	1,245	1,300	(55)
Fiduciary income	361	353	8	1,104	1,088	16
Other income and fees(1)	937	1,373	(436)	2,703	2,817	(114)
Total noninterest income	$14,115	$13,295	$820	$39,893	$37,731	$2,162

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended September 30, 2019 was $14.1 million, compared to $13.3 million for the three months ended September 30, 2018, an increase of $820,000, or 6.2%. Income from mortgage banking activities increased $1.4 million, or 24.8%, to $7.0 million for the three months ended September 30, 2019 from $5.6 million for the three months ended September 30, 2018. The increase was due primarily to an increase of $53.2 million in mortgage loan originations for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Income from insurance activities decreased $348,000, or 23.8%, to $1.1 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018. The decrease was attributable to $375,000 of profit-sharing bonus revenues recognized in the third quarter of 2018.

Noninterest income for the nine months ended September 30, 2019 was $39.9 million, compared to $37.7 million for the nine months ended September 30, 2018, an increase of $2.2 million, or 5.7%. Income from mortgage banking activities increased $1.8 million, or 11.1%, to $18.5 million for the nine months ended September 30, 2019 from $16.7 million for the nine months ended September 30, 2018.  This increase was primarily a result of an increase of $50.0 million in mortgage loan originations for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,135	$18,044	$91	$56,044	$53,463	$2,581
Occupancy expense, net	3,486	3,388	98	10,309	10,103	206
Professional services	1,852	1,474	378	5,169	4,303	866
Marketing and development	762	671	91	2,275	2,249	26
IT and data services	722	564	158	2,104	1,667	437
Bankcard expenses	864	666	198	2,394	1,989	405
Appraisal expenses	467	455	12	1,197	1,094	103
Other expenses(1)	3,740	3,384	356	10,502	10,077	425
Total noninterest expense	$30,028	$28,646	$1,382	$89,994	$84,945	$5,049

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2019 was $30.0 million compared to $28.6 million for the three months ended September 30, 2018, an increase of $1.4 million, or 4.8%. Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $378,000 for the three months ended September 30, 2019, compared to the same period in 2018. This increase was primarily due to $328,000 in professional services during the three months ended September 30, 2019 related to the Company’s acquisition of WTSB.

Noninterest expense for the nine months ended September 30, 2019 was $90.0 million, compared to $84.9 million for the nine months ended September 30, 2018, an increase of $5.1 million, or 5.9%.  Salaries and employee benefits increased $2.6 million, or 4.8%, from $53.5 million for the nine months ended September 30, 2018 to $56.0 million for the nine months ended September 30, 2019.  The primary reason for this increase is the expense related to the staff that was acquired in our mortgage origination company acquisition in November 2018.  The cost related to these employees during the nine months ended September 30, 2019 was $1.6 million.  Additionally, commissions paid to mortgage loan originators increased $621,000, excluding commissions paid to employees from the mortgage acquisition, for the nine months ended September 30, 2019 as a result of the increased mortgage loan originations. Professional services expenses increased $866,000 for the nine months ended September 30, 2019, compared to the same period in 2018.  This increase was primarily due to increased legal expenses related to the Company’s preparation for its initial public offering and related activities as well as acquisition costs for WTSB.

Financial Condition

Total assets increased $82.8 million, or 3.1%, to $2.80 billion at September 30, 2019, compared to $2.71 billion at December 31, 2018. Our gross loans held for investment increased $5.4 million, or 0.3%, to $1.96 billion at September 30, 2019, compared to $1.96 billion at December 31, 2018. Our securities portfolio increased $63.1 million, or 18.7%, to $401.3 million at September 30, 2019, compared to $338.2 million at December 31, 2018. Total deposits increased $8.5 million, or 0.4% to $2.29 billion at September 30, 2019, compared to $2.28 billion at December 31, 2018.

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

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$520,687	26.5%	$538,037	27.5%
Commercial – specialized	316,862	16.1	305,022	15.6
Commercial – general	398,909	20.4	427,728	21.8
Consumer:
1-4 family residential	359,160	18.3	346,153	17.7
Auto loans	212,529	10.8	191,647	9.8
Other consumer	70,338	3.6	70,209	3.6
Construction	84,124	4.3	78,401	4.0
Gross loans	1,962,609	100.0%	1,957,197	100.0%
Allowance for loan losses	(24,176)		(23,126)
Net loans	$1,938,433		$1,934,071

Loans held for investment increased $5.4 million, or 0.3%, to $1.96 billion at September 30, 2019, compared to $1.96 billion at December 31, 2018. This increase in our loans was primarily due to organic loan growth, offset by the early payoff of five relationships totaling $59.7 million.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 63.7% of our loans held for investment were secured by real property as of September 30, 2019, compared to 64.9% as of December 31, 2018. We believe that these loans are not concentrated in any one single property type and that they are geographically diversified throughout the markets that we serve. Although the Bank has diversified loan portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the industries in which the respective debtor operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans decreased $17.3 million, or 3.2%, to $520.7 million as of September 30, 2019 from $538.0 million as of December 31, 2018. The decrease in commercial real estate loans during this period was mostly driven by the early payoff of two loans totaling $24.8 million, offset by organic loan growth.

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

Commercial specialized loans increased $11.9 million, or 3.9%, to $316.9 million as of September 30, 2019 from $305.0 million as of December 31, 2018.  This increase was primarily due to a net increase of $16.1 million from seasonal annual fundings on agricultural production loans, as well as one large revolving line of credit having $5.7 million less outstanding at September 30, 2019.

Commercial general loans decreased $28.8 million, or 6.7%, to $398.9 million as of September 30, 2019 from $427.7 million as of December 31, 2018.  The decrease in commercial general loans was primarily due to the early payoff of three relationships totaling $34.9 million during 2019, offset by organic loan growth.

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

Consumer and other loans increased $34.0 million, or 5.6%, to $642.0 million as of September 30, 2019, from $608.0 million as of December 31, 2018. The increases in these loans were primarily a result of expanded lending in the auto loan portfolio in the Lubbock/South Plains market as well as an increase in 1-4 family residential loans. As of September 30, 2019, our consumer loan portfolio was comprised of $359.2 million in 1-4 family residential loans, $212.5 million in indirect auto loans, and $70.3 million in other consumer loans.

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

Construction loans increased $5.7 million, or 7.3%, to $84.1 million as of September 30, 2019 from $78.4 million as of December 31, 2018. The increase resulted from continued organic growth, especially in our Lubbock/South Plains and Dallas/Ft. Worth markets.

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

The allowance for loan losses was $24.2 million at September 30, 2019, compared to $23.1 million at December 31, 2018, an increase of $1.1 million, or 4.5%.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2019
Commercial real estate	$5,415	$—	$108	$(379)	$5,144
Commercial – specialized	3,346	—	28	(575)	2,799
Commercial – general	8,325	(170)	19	734	8,908
Consumer:
1-4 family residential	2,310	(65)	9	384	2,638
Auto loans	3,067	(260)	83	127	3,017
Other consumer	1,199	(230)	63	121	1,153
Construction	509	—	—	8	517
Total	$24,171	$(725)	$310	$420	$24,176

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2018
Commercial real estate	$4,336	$—	$239	$268	$4,843
Commercial – specialized	2,924	(70)	10	(191)	2,673
Commercial – general	8,733	(3,738)	64	2,434	7,493
Consumer:
1-4 family residential	1,451	(131)	31	102	1,453
Auto loans	2,603	(276)	41	609	2,977
Other consumer	1,158	(257)	30	213	1,144
Construction	510	—	—	(20)	490
Total	$21,715	$(4,472)	$415	$3,415	$21,073

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Commercial real estate	$5,579	$—	$323	$(758)	$5,144
Commercial – specialized	2,516	(37)	90	230	2,799
Commercial – general	8,173	(235)	296	674	8,908
Consumer:
1-4 family residential	2,249	(84)	61	412	2,638
Auto loans	2,994	(765)	162	626	3,017
Other consumer	1,192	(744)	155	550	1,153
Construction	423	(75)	—	169	517
Total	$23,126	$(1,940)	$1,087	$1,903	$24,176

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2018
Commercial real estate	$3,769	$(1,539)	$239	$2,374	$4,843
Commercial – specialized	2,367	(108)	75	339	2,673
Commercial – general	10,151	(3,865)	399	808	7,493
Consumer:
1-4 family residential	1,787	(272)	36	(98)	1,453
Auto loans	2,068	(693)	102	1,500	2,977
Other consumer	971	(607)	127	653	1,144
Construction	348	(15)	—	157	490
Total	$21,461	$(7,099)	$978	$5,733	$21,073

Net charge-offs totaled $415,000 and were 0.08% (annualized) of average loans outstanding for the three months ended September 30, 2019, compared to $4.1 million and 0.82% for the three months ended September 30, 2018. Net charge-offs totaled $853,000 and were 0.06% (annualized) of average loans outstanding for the nine months ended September 30, 2019, compared to $6.1 million and 0.43% for the nine months ended September 30, 2018.  The decrease in net charge-offs for the quarter-to-date comparison was primarily the result of a $3.6 million charge-off on a commercial - general relationship during the third quarter of 2018. The decrease in net charge-offs for the year-to-date comparison was primarily the result of a $1.4 million charge-off on a commercial real estate relationship during the second quarter of 2018 as well as the third quarter 2018 charge-off noted above.  The allowance for loan losses as a percentage of loans held for investment was 1.23% at September 30, 2019 and 1.18% at December 31, 2018.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$5,144	21.3%	$5,579	24.1%
Commercial – specialized	2,799	11.6	2,516	10.9
Commercial – general	8,908	36.8	8,173	35.4
Consumer:
1-4 family residential	2,638	10.9	2,249	9.7
Auto loans	3,017	12.5	2,994	12.9
Other consumer	1,153	4.8	1,192	5.2
Construction	517	2.1	423	1.8
Total allowance for loan losses	$24,176	100.0%	$23,126	100.0%

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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$218	$217
Commercial – specialized	1,259	2,550
Commercial – general	2,144	2,134
Consumer:
1-4 family residential	1,614	1,489
Auto loans	—	—
Other consumer	—	—
Construction	—	—
Total nonaccrual loans	5,235	6,390
Past due loans 90 days or more and still accruing	1,221	564
Total nonperforming loans	6,456	6,954
Other real estate owned	2,296	2,285
Total nonperforming assets	$8,752	$9,239

Restructured loans - nonaccrual(1)	$451	$494
Restructured loans - accruing	$1,830	$3,351

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first nine months of 2019 or 2018. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

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

	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$6,848	$6,901	$53	$84,765	$84,707	$(58)
State and municipal	40,720	41,552	832	32,205	32,310	105
Mortgage-backed securities	251,958	253,878	1,920	184,267	182,256	(2,011)
Collateralized mortgage obligations	60,244	60,185	(59)	-	-	-
Asset-backed and other amortizing securities	36,972	38,819	1,847	39,799	38,923	(876)
Total available-for-sale	$396,742	$401,335	$4,593	$341,036	$338,196	$(2,840)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2019, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of September 30, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Year Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$6,848	2.55%	$—	—%	$—	—%
State and municipal	470	4.00	—	—	10,434	2.18	29,816	2.84
Mortgage-backed securities	—	—	1,130	1.65	25,139	2.15	225,689	2.72
Collateralized mortgage obligations	—	0.00	—	0.00	—	—	60,244	2.53
Asset-backed and other amortizing securities	—	—	—	—	—	—	36,972	2.82
Total available-for-sale	$470	—	$7,978	2.42%	$35,573	2.16%	$352,721	2.71%

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$77,918	2.40%	$6,847	2.55%	$—	—%	$—	—%
State and municipal	—	—	470	4.00%	8,995	2.17%	22,740	3.01%
Mortgage-backed securities	—	—	97	2.28%	32,037	2.20%	152,133	2.96%
Asset-backed and other amortizing securities	—	—	—	—	—	—%	39,799	2.82%
Total available-for-sale	$77,918	2.40%	$7,414	2.64%	$41,032	2.19%	$214,672	2.94%

Our securities portfolio increased $63.1 million, or 18.7%, to $401.3 million at September 30, 2019, compared to $338.2 million at December 31, 2018.  The increase was due to investing excess liquidity from the Company’s interest-bearing deposit account with the Federal Reserve Bank of Dallas (the “Federal Reserve”) during the third quarter of 2019.

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

Total deposits at September 30, 2019 were $2.29 billion, representing an increase of $8.5 million, or 0.4%, compared to $2.28 billion at December 31, 2018. As of September 30, 2019, 24.4% of total deposits were comprised of noninterest-bearing demand accounts, 61.8% of interest-bearing non-maturity accounts and 13.8% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$556,233	24.4%	$510,067	22.3%
NOW and other transaction accounts	259,230	11.3	277,041	12.2
Money market and other savings	1,154,859	50.5	1,178,809	51.8
Time deposits	315,652	13.8	311,537	13.7
Total deposits	$2,285,974	100.0%	$2,277,454	100.0%

The following tables set forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	September 30, 2019
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$23,165
After three months through six months	39,853
After six months through twelve months	51,169
After twelve months	123,144
Total	$237,331

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $737.4 million and $724.8 million, respectively. We had $199.0 million in off-balance sheet liabilities for letters of credit at September 30, 2019 and December 31, 2018. These letters of credit are used to pledge as collateral for public funds deposits. We had no overnight FHLB borrowings as of September 30, 2019 and December 31, 2018. We had long-term FHLB borrowings of $95.0 million as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, total remaining borrowing capacity of $432.6 million and $425.4 million, respectively, was available under this arrangement. Our current FHLB borrowings mature within seven years.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amount outstanding at end of the period	$95,000	$95,000	$95,000	$95,000
Weighted average interest rate at end of the period	2.03%	2.04%	2.03%	2.04%
Maximum month-end balance during the period	$95,000	$95,000	$95,000	$95,000
Average balance outstanding during the period	$95,000	$95,000	$95,000	$95,000
Weighted average interest rate during the period	2.18%	1.98%	2.28%	1.76%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve. The amount of the line is determined on a monthly basis by the Federal Reserve. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $556.1 million and $531.9 million at September 30, 2019 and December 31, 2018, respectively. The line was not used during the three or nine month periods ended September 30, 2019 or the three or nine month periods ended September 30, 2018.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $135.0 million as of September 30, 2019 and December 31, 2018. The lines were not used during the three or nine month periods ended September 30, 2019 or the three or nine month periods ending September 30, 2018.

Subordinated Debt Securities. In January 2014, the Company issued $20.9 million in subordinated debt securities. These securities pay interest quarterly and mature January 2024. There was $14.4 million issued at an initial rate of 5.0% and $6.5 million issued at an initial rate of 4.0% at September 30, 2019. These rates are fixed for five years from issuance and then float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. The securities are unsecured and could be called by the Company at any time after January 2019, and they qualify for tier 2 capital treatment, subject to regulatory limitations. In December 2018, we notified all holders of our subordinated debt securities that we intended to call these securities in January 2019 and provided holders the option to exchange their current subordinated debt securities for newly-issued subordinated debt securities or to have their securities be redeemed. Holders of $13.4 million in subordinated debt securities elected to exchange their securities while holders of $7.5 million in subordinated debt securities elected to have their securities redeemed.

In December 2018, the Company issued $26.5 million in subordinated debt securities, including $13.4 million issued in exchange for our previously issued notes as described above. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of September 30, 2019 was $26.5 million, compared to $34.0 million as of December 31, 2018.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2019 and December 31, 2018. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 4.91%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 3.51%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 3.62%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2019.

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

Capital Requirements

Total shareholders’ equity increased to $299.0 million as of September 30, 2019, compared to $212.8 million as of December 31, 2018, taking into account the ESOP Repurchase Right Termination, an increase of $86.2 million, or 40.5%.  The increase from December 31, 2018 was primarily the result of $51.4 million in net proceeds from the Company’s initial public offering, $19.1 million in net earnings for the nine months ended September 30, 2019, a change in accumulated other comprehensive income of $5.9 million, related to unrealized gains/losses on securities available for sale, and the modification of the Company’s cash-settled stock appreciation rights that previously were accounted for as liabilities to equity classified stock options in the amount of $11.5 million.  The increases were offset by a $1.3 million cumulative-effect adjustment to retained earnings for a change in accounting principle.  This related to the Company changing the accounting method for its stock appreciation rights from the intrinsic value method to fair value.  See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding further details on this change. See also Note 6, Stock-Based Compensation, for further details on the modification.

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

At September 30, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$388,748	17.38%	$309,798	14.28%
Tier 1 capital (to risk-weighted assets)	337,920	15.11	260,020	11.98
CET 1 capital (to risk-weighted assets)	292,920	13.10	215,020	9.91
Tier 1 capital (to average assets)	337,920	12.17	260,020	9.63

City Bank:
Total capital (to risk-weighted assets)	$308,841	13.81%	$294,572	13.58%
Tier 1 capital (to risk-weighted assets)	284,485	12.72	271,266	12.50
CET 1 capital (to risk-weighted assets)	284,485	12.72	271,266	12.50
Tier 1 capital (to average assets)	284,485	10.25	271,266	10.05

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$376,155	$346,245
Standby letters of credit	9,967	5,062
Total	$386,122	$351,307

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2019	December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	0.79	(0.95)
+200	0.84	(0.39)
+100	0.54	0.06
-100	(1.11)	(1.90)

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Total stockholders’ equity	$299,027	$212,775
Less: Goodwill and other intangibles	(2,464)	-
Tangible common equity	$296,563	$212,775

Total assets	$2,795,582	$2,712,745
Less: Goodwill and other intangibles	(2,464)	-
Tangible assets	$2,793,118	$2,712,745

Shares outstanding	18,004,323	14,771,520

Total stockholders’ equity to total assets	10.70%	7.84%
Tangible common equity to tangible assets	10.62%	7.84%
Book value per share	$16.61	$14.40
Tangible book value per share	$16.47	$14.40

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of September 30, 2019.

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

Securities. Investment securities may be classified into trading, held-to-maturity, or available-for-sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as trading or held-to-maturity are available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings, but included in the determination of other comprehensive income. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value judged to be other than temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.

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

Goodwill and Other Intangible Assets. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed.  Intangible assets with definite lives are amortized over their estimated useful lives.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We had no sales of equity securities by the Company during the period covered by this Form 10-Q that were not registered with the SEC under the Securities Act. In May 2019, we issued and sold 3,207,000 shares of our common stock, including 507,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, and aggregate net proceeds of  $51.4 million after deducting underwriting discounts and offering expenses. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-230851), which was declared effective by the SEC on May 8, 2019. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Keefe, Bruyette & Woods, Inc., a Stifel Company, and Sandler O’Neill + Partners, L.P. acted as joint book-running managers for the offering. The offering commenced on May 8, 2019, did not terminate until the sale of all of the shares offered, and was closed on May 13, 2019. We used all of the proceeds from this offering, plus cash on hand, to pay the merger consideration in the WTSB acquisition.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated July 25, 2019, by and between South Plains Financial, Inc., SPFI Merger Sub, Inc., City Bank and West Texas State Bank (certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the registrant agrees to furnish copies of any such omitted schedules or exhibits to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on July 25, 2019 (File No. 001-38895))

3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on April 12, 2019) (File No. 333-230851)

3.2	Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on April 12, 2019) (File No. 333-230851)
10.1
Form of WTSB Voting Agreement, dated July 25, 2019, by and among South Plains Financial, Inc., West Texas State Bank and the shareholders of West Texas State Bank party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 25, 2019 (File No. 001-38895))

10.2
Form of WTSB Director Support Agreement, dated July 25, 2019, by and among South Plains Financial, Inc., West Texas State Bank and each non-employee director of West Texas State Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 25, 2019 (File No. 001-38895))

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
101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 13, 2019	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 13, 2019	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer