Form 10-K
period 2019-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2020-03-25
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_______________

Commission File Number 001-38895

South Plains Financial, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2453320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5219 City Bank Parkway Lubbock, Texas	79407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (806) 792-7101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	SPFI	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2019, was $220.4 million.

The number of shares of registrant’s common stock outstanding as of March 25, 2020 was 18,056,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 19, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

●	high concentrations of loans secured by real estate located in our market areas;

●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

●	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

●	public funds deposits comprising a relatively high percentage of our deposits;

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

●	our ability to maintain our reputation;

●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;

●	our ability to attract, hire and retain qualified management personnel;

●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	interest rate fluctuations, which could have an adverse effect on our profitability;

●	competition from banks, credit unions and other financial services providers;

●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

●	system failures, service denials, cyber-attacks and security breaches;

●	our ability to maintain effective internal control over financial reporting;

●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

●
natural disasters, severe weather, acts of god, acts of war or terrorism, outbreaks of hostilities, public health outbreaks (such as coronavirus), other international or domestic calamities, and other matters beyond our control;

●	tariffs and trade barriers;

●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report and the “Risk Factors” set forth in this Report under Part IA. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I

Item 1.	Business

General

South Plains Financial, Inc. (the “Company” or “SPFI”) is a bank holding company headquartered in Lubbock, Texas, and City Bank, SPFI’s wholly-owned banking subsidiary, is one of the largest independent banks in West Texas (“City Bank” or “Bank”). The Company is hereafter collectively referred to as “we,” “us” or “our.”

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

We had total assets of $3.24 billion, gross loans held for investment of $2.14 billion, total deposits of $2.70 billion, and total shareholders’ equity of $306.2 million as of December 31, 2019.

Our history dates back more than 75 years. We trace our beginnings to the founding of First State Bank of Morton, a community bank headquartered in West Texas that held approximately $1 million of total assets in 1941. In 1962, the bank was sold to new management, including J.K. Griffith, the father of our current Chairman and Chief Executive Officer, Curtis C. Griffith. Since Mr. Griffith was elected Chairman of First State Bank of Morton in 1984, the bank has transformed from a small-town institution with approximately $30 million in total assets and a single branch location into one of the largest community banks in West Texas. The parent company to First State Bank of Morton acquired South Plains National Bank of Levelland, Texas in 1991 and changed its name to South Plains Bank. The Company became the holding company to First State Bank of Morton and South Plains Bank in 1993, the same year we acquired City Bank. City Bank was originally established in Lubbock in 1984. We merged First State Bank of Morton and South Plains Bank into City Bank in 1998 and 1999, respectively. We had more than $175 million in assets upon the closing of these acquisitions.

We currently operate 26 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branches, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 12 loan production offices both in our banking markets and in certain key areas that primarily focus on mortgage loan production. We build long-lasting relationships with our customers by delivering high quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in all markets that we serve.

We operate in two reportable segments of business, community banking, which includes City Bank, our sole banking subsidiary, and insurance, which includes Windmark Insurance Agency, Inc. (“Windmark”).

Acquisition Activities

On July 25, 2019, we entered into an Agreement and Plan of Merger with West Texas State Bank, a Texas banking association (“WTSB”), providing for our acquisition of WTSB through the merger of SPFI Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of SPFI, with and into WTSB, with WTSB continuing as the surviving entity and thereafter being a wholly-owned subsidiary of SPFI. The merger was consummated on November 12, 2019 and WTSB merged with and into City Bank, with City Bank surviving the merger.

Market Area

We operate in the following markets (deposit information is as of December 31, 2019):

Lubbock/South Plains - We operate 11 branches holding $1.7 billion of deposits in the Lubbock MSA and the surrounding South Plains region.

Dallas - We operate three branches with $276.9 million of deposits and seven mortgage offices in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $139.8 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $18.8 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch and one mortgage office in the city of College Station, Texas, which has $61.9 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $389.1 million of deposits in the Permian Basin region of Texas.

Ruidoso/Eastern New Mexico - We operate two branches with $124.3 million of deposits in the village of Ruidoso, New Mexico.

We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas and New Mexico.

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer excellent banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad suite of financial solutions, our high-quality customer service culture, our positive reputation and our long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Employees

As of December 31, 2019, we had approximately 679 full-time equivalent employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

Lending Activities

General. We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of serving the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting and a conservative credit culture. We also seek to maintain a broadly diversified loan portfolio across customer, product and industry types. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.

We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Substantially all of our loans are made to borrowers located or operating in our primary market areas with whom we have ongoing relationships across various product lines. The few loans secured by properties outside of our primary market areas were made to borrowers who are otherwise well-known to us.

Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentrations limits with respect to industry and loan product type to enhance portfolio diversification. Commercial real estate concentrations are monitored by the Board of Directors (“Board”) of the Bank, at least quarterly and the limits are reviewed bi-monthly as part of our credit analytics Board Credit Risk Committee program. The Board Credit Risk Committee is comprised of outside directors and two Bank officers, including the Chairman of the Board and the Bank’s Chief Executive Officer.

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires loans to relationships in excess of $15 million to be approved by the Board Credit Risk Committee. As of December 31, 2019, the Bank had a legal lending limit of approximately $86.0 million. As of that date, our 20 largest borrowing relationships ranged from approximately $14.1 million to $34.0 million (including unfunded commitments) and totaled approximately $430.1 million in total commitments (representing, in the aggregate, 16.8% of our total outstanding commitments).

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. Loans in excess of an individual officer’s lending limit up to $1 million may be approved by one of three senior lending and credit officers. Loans to relationships between $1 million and $15 million are approved by our Lending Market Committee or the Executive Loan Committee depending on size. These limits are reviewed periodically by the Bank’s Board. We believe that our credit approval process provides for thorough underwriting and efficient decision-making.

Credit Risk Management. Credit risk management involves a partnership between our loan officers and our credit approval, credit administration and collections personnel. Loan delinquencies and exceptions are constantly monitored by credit personnel and consultations with lenders occur as often as daily. Our evaluation program for our loan officers includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.

Our policies require rapid notification of delinquency and prompt initiation of collection actions. Loan officers, credit administration personnel, and senior management proactively support collection activities.

In accordance with our procedures, we perform annual asset reviews of our larger relationships. As part of these asset review procedures, we analyze recent financial statements of the property, borrower and any guarantor, the borrower’s revenues and expenses, and any deterioration in the relationship or in the borrower’s and any guarantor’s financial condition. Upon completion, we update the grade assigned to each loan. Our credit policy requires that loan officers promptly update risk ratings for all loans as warranted by changing circumstances of the borrower or the credit and to notify credit administration personnel of any risks developing in a portfolio or in an individual borrowing relationship. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk.

Loans that are adversely classified undergo a detailed quarterly review by Loan Review personnel. This review includes an evaluation of the market conditions, the property’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. These reports are reviewed by a group of lending and credit personnel to evaluate collection effectiveness for each loan reported. Additionally, we periodically have an independent, third-party review performed on our loan grades and our credit administration functions. Our external loan review firm schedules two to three visits per year and, in combination with our internal loan review function, attempts to achieve a combined penetration of at least 60%. Finally, we perform, at least annually, a stress test of our loan portfolio, in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods. Credit personnel review these reports and present them to the Board Credit Risk Committee. These asset review procedures provide management with additional information for assessing our asset quality and lending strategies.

Investments

We manage our securities portfolio primarily for liquidity purposes, including depositor and borrower funding requirements and availability as collateral for public fund deposits, with a secondary focus on interest income. Our portfolio is classified as either available-for-sale or held-to-maturity and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. The investments are a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities and municipal securities.

Our investment policy is reviewed annually by the Bank’s Board. Overall investment goals are established by the Bank’s Board and the Bank’s Investment/Asset Liability Committee. The Bank’s Board has delegated the responsibility of monitoring our investment activities to the Investment/Asset Liability Committee.

Sources of Funds

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

Borrowings

In addition to deposits, we utilize advances from the Federal Home Loan Bank (“FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (“FRB”), uncollateralized lines of credit with multiple banks, subordinated debt securities, junior subordinated deferrable interest debentures and trust preferred securities as supplementary funding sources to finance our operations.

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $640.7 million for the year ended December 31, 2019. In 2019, we sold approximately 95% of the mortgages we originated. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Allen, Arlington, Beaumont, Celina, Dallas, Forney, Grand Prairie, Houston, Plano, and Southlake, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total revenue, comprising 15.6%, or $25.1 million, for the year ended December 31, 2019, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 28% of total mortgage originations in 2019. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2019, we serviced $247.3 million of mortgages that we originated and sold to third parties.

We leverage a variety of digital reporting tools to increase the efficiency of the underwriting process, enhance loan production and boost overall margins while keeping expenses to a minimum. We have recently added mortgage offices in the Austin/Round Rock metropolitan area and further expansion opportunities will continue to be explored. New market expansion will depend primarily on opportunities to hire and retain high quality loan origination staff. We acquired an online mortgage platform and staff from an Overland Park, Kansas-based mortgage company at the end of November 2018. We acquired this platform as part of our strategy to enhance our consumer-direct business model for our mortgage operations to accompany our traditional brick-and-mortar delivery channels. We believe this operational strategy will improve profitability through reduced costs and increased mortgage origination volume.

Insurance

Windmark Insurance, a wholly-owned subsidiary of the Bank, offers a variety of crop insurance products through our offices in Texas and Colorado and by acting as the general agency for independent agents in 17 states. Windmark Insurance’s operations contributed $6.8 million of total revenues for the year ended December 31, 2019. That revenue was derived from a total premium base of over $117 million. Crop insurance is offered to producers of many different crops from 14 approved providers who operate under agreements with the U.S. Department of Agriculture (“USDA”). We conduct business with five of these approved providers. The USDA shares underwriting losses with those providers and also reimburses them for certain administrative and operational expenses. Our revenue is based on a share of those reimbursements and profit sharing when underwriting losses are minimized by those providers. This program has been in place under prior federal farm bills and has been reauthorized until December 31, 2023 under the recently enacted Agriculture Improvement Act of 2018, more commonly referred to as the 2018 Farm Bill.

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed IRAs, simplified employee pensions plans, ESOPs, defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $349.8 million of assets under management at December 31, 2019, and contributed $2.3 million of fee income for the year ended December 31, 2019.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue for 2019 was $1.7 million with $528.6 million in assets under management at December 31, 2019.

SUPERVISION AND REGULATION

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business or our revenues.

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Texas Department of Banking (“TDB”), the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Finance Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”), and state securities authorities and anti-money laundering, or AML, laws enforced by the U.S. Department of the Treasury (“Treasury”) also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Deposit Insurance Fund (“DIF”), rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. These risk-based capital adequacy requirements are intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the banking organization’s balance sheet as assets and for transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. In 2013, the federal bank regulatory agencies issued final rules, or the Basel III Capital Rules, establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require the Bank and the Company, to comply with four minimum capital standards: a tier 1 leverage ratio of at least 4.0%; a common equity tier 1, or CET1, to risk-weighted assets ratio of 4.5%; a tier 1 capital to risk-weighted assets ratio of at least 6.0%; and a total capital to risk-weighted assets ratio of at least 8.0%. CET1 capital is generally comprised of common shareholders’ equity and retained earnings. Tier 1 capital is generally comprised of CET1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, or AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 and, as of January 2019, is now fully implemented. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios as applicable to the Bank, and to the Company, in 2019 after the full phase-in period of the capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total risk based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk based capital (tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Common equity tier 1 risk based capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%
Tier 1 leverage ratio (tier 1 to average assets)	4.00%	—	4.00%

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk-weighting requirements that are relevant to the Company and the Bank include:

●
assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

●
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

●
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the previous risk-based capital rules;

●	applying a 150% risk weight instead of a 100% risk weight for certain high-volatility commercial real estate, or HVCRE, loans, or acquisition, development, and construction, or ADC, loans; and

●
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous risk-based capital rules).

As of December 31, 2019, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

On September 17, 2019, the federal banking agencies jointly finalized a rule effective as of January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations, or QCBO, that opt into the Community Bank Leverage Ratio, or CBLR, framework, as required by Section 201 of the EGRRCPA. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital.

A QCBO, is defined as a bank, savings association, bank holding company or savings and loan holding company with:

●	a CBLR of greater than 9%;

●	total consolidated assets of less than $10 billion;

●	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;

●	total trading assets and trading liabilities of 5% or less of total consolidated assets; and

●	non-advanced approaches institution.

The numerator of the CBLR is referred to as “CBLR tangible equity” and is calculated as the QCBO’s total capital as reported in compliance with the reporting instructions to the Call Report or the FR Y-9C, or Reporting Instructions (prior to including non-controlling interests in consolidated subsidiaries) less:

●	Accumulated other comprehensive income, or AOCI;

●	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and

●	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity.

The Company and the Bank have currently not elected to opt in to the CBLR framework.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. The applicable FDIC regulations have been amended to incorporate the increased capital requirements required by the Basel III Capital Rules that became effective on January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.

At each successively lower capital category, a bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from making capital distributions and paying management fees to its holding company if doing so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory restrictions, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. “Critically undercapitalized” are subject to even more severe restrictions, including, subject to a narrow exception, the appointment of a conservator or receiver within 90 days after becoming critically undercapitalized.

The appropriate federal banking agency may determine (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. A bank’s capital category is determined solely for the purpose of applying prompt correct action regulations and the capital category may not accurately reflect the bank’s overall financial condition or prospects.

As of December 31, 2019, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The TDB also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (“CRA”) and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act, the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” above.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% ownership. On  January 30, 2020, the Federal Reserve adopted a final rule revising the Federal Reserve’s regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company, including a bank holding company or a bank, for purposes of the BHCA. The final rule establishes a comprehensive framework and is intended to provide a better understanding of the facts and circumstances that the Federal Reserve considers most relevant when assessing whether control exists, such as the first company’s total voting and non-voting equity investment in the second company; director, officer and employee overlaps between the first company and the second company; and the scope of business relationships between the first company and the second company. The final rule goes into effect on April 1, 2020.

Permissible Activities. The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

In connection with the Dodd-Frank Act, Section 13 of the BHCA, commonly known as the “Volcker Rule,” was amended to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and barred them from having certain relationships with hedge funds or private equity funds. However, Section 203 of the EGRRCPA, exempts community banks from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion; and (ii) trading assets and liabilities of the community bank, and every entity that controls it, is equal to or less than 5% of its total consolidated assets. As the consolidated assets of the Company are less than $10 billion and the Company does not currently exceed the 5% threshold, this aspect of the Volcker Rule does not have any impact on the Company’s consolidated financial statements at this time.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Source of Strength. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength obligation most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. Any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. The BHCA provides that in the event of a bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Tie in Arrangements. Federal law prohibits bank holding companies and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services, (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank, or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules. Generally, a Texas corporation may not make distributions to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend exceeds the surplus of the corporation. Dividends may be declared and paid in a corporation’s own treasury shares that have been reacquired by the corporation out of surplus. Dividends may be declared and paid in a corporation’s own authorized but unissued shares out of the surplus of the corporation upon the satisfaction of certain conditions.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

The Bank

General. City Bank is a Texas banking association and is subject to supervision, regulation and examination by the TDB and the FDIC. City Bank is also subject to certain regulations of the CFPB. The TDB supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency and periodically examines the Bank’s operations and financial condition and compliance with federal law. In addition, the Bank’s deposit accounts are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, and the FDIC has certain enforcement powers over the Bank.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to that insured depository institution.

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2019, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 1.5 basis points to 40 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the FDIA revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2019, the Bank paid $497,000 in FDIC deposit insurance premiums.

Audit Reports. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, or GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former FHLB Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2019, the Bank paid $7,000 in FICO assessments.

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2019, the Bank paid examination assessments to the TDB totaling $225,000.

Capital Requirements. Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see “Regulatory Capital Requirements” above.

Bank Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve “discount window” as a secondary source of funds if the institution meets the Federal Reserve’s credit standards.

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. The federal banking agencies adopted final Liquidity Coverage Ratio rules in September 2014 and proposed Net Stable Funding Ratio rules in May 2016. These rules introduced two liquidity related metrics: Liquidity Coverage Ratio is intended to require financial institutions to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month; and Net Stable Funding Ratio is intended to require financial institutions to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets and contingent liquidity needs over a one-year period.

While the Liquidity Coverage Ratio and the proposed Net Stable Funding Ratio rules apply only to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions and bank holding companies.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Unless the approval of the FDIC is obtained, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. In addition, pursuant to the Texas Finance Code, as a Texas banking association, the Bank generally may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains the prior approval of the Texas Banking Commissioner. As a Texas corporation, we may, under the Texas Business Organizations Code (“TBOC”), pay dividends out of net profits after deducting expenses, including loan losses. The FDIC and the TDB also may, under certain circumstances, prohibit the payment of dividends to the Company from the Bank. Texas corporate law also requires that dividends only be paid out of funds legally available therefor.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

Transactions with Affiliates. The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any non-bank subsidiaries will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to 10% of the Bank’s capital and surplus, and such transactions are limited in the aggregate to 20% of the Bank’s capital and surplus. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2019, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2019, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $10.3 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $67.8 million as of December 31, 2019.

Safety and Soundness Standards / Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Branching Authority. Deposit-taking banking offices must be approved by the FDIC and, if such office is established within Texas, the TDB, which consider a number of factors including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Interstate Deposit Restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), together with the Dodd-Frank Act, relaxed prior branching restrictions under federal law by permitting, subject to regulatory approval, banks to establish branches in states where the laws permit banks chartered in such states to establish branches.

Section 109 of the Interstate Act prohibits a bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. To determine compliance with Section 109, the appropriate federal banking agency first compares a bank’s estimated statewide loan-to-deposit ratio to the estimated host state loan-to-deposit ratio for a particular state. If a bank’s statewide loan-to-deposit ratio is at least one-half of the published host state loan-to-deposit ratio, the bank has complied with Section 109. A second step is conducted if a bank’s estimated statewide loan-to-deposit ratio is less than one-half of the published ratio for that state. The second step requires the appropriate agency to determine whether the bank is reasonably helping to meet the credit needs of the communities served by the bank’s interstate branches. A bank that fails both steps is in violation of Section 109 and subject to sanctions by the appropriate agency. Those sanctions may include requiring the bank’s interstate branches in the non-compliant state be closed or not permitting the bank to open new branches in the non-compliant state.

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2018 reflects a statewide loan-to-deposit ratio in New Mexico of 64%. As of December 31, 2019, the Bank’s statewide loan-to-deposit ratio in New Mexico was 41%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank’s current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating. The proposal will be most noteworthy for banks with at least $500 million in total assets and with significant retail deposits sourced outside of their current AAs. The Company and the Bank will continue to monitor this proposal.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of U.S. AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the U.S. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish AML programs that include, at a minimum:

●
internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the Bank Secrecy Act (“BSA”) and related laws and regulations;

●	systems and procedures for monitoring and reporting suspicious transactions and activities;

●	a designated compliance officer;

●	employee training;

●	an independent audit function to test the AML program;

●	procedures to verify the identity of each customer upon the opening of accounts; and

●	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its AML program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Office of Foreign Accounts Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2019, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA, signed into law in May 2018, prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2019, we had $282.7 million in ADC loans and $4.7 million in HVCRE loans.

Consumer Financial Services

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act (“FHA”), the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for mergers or acquisitions or prohibition from engaging in such transactions even if approval is not required.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

Rulemaking authority for most federal consumer protection laws was transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”) also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit UDAAP. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products, Generally. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many provisions of the Dodd-Frank Act and rules issued thereunder address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The Bank does not currently expect these provisions of the Dodd-Frank Act or any related regulations to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under this rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. This rule also includes guidance regarding the application of, and methodology for evaluating, these factors. The EGRRCPA provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this treatment, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1.0 billion in assets, those rules have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Although we will be exempt from these requirements while we are an emerging growth company, other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Impact of Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

New Banking Reform Legislation

Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (ii) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (iii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company’s cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general may be proposed or introduced before the U.S. Congress, the Texas Legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-fifth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. On February 2, 2017, President Donald Trump signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration’s legislative and regulatory agenda is not yet fully known, but it may include further deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act.

AVAILABLE INFORMATION

The Company maintains an Internet web site at www.spfi.bank. The Company makes available, free of charge, on its web site (under www.spfi.bank/financials-filings/sec-filings) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes, free of charge, through its web site (under www.spfi.bank/corporate-governance/documents-charters) links to the Company’s Code of Business Conduct and Ethics and the charters for its Board committees. In addition, the SEC maintains an Internet web site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The information contained on, or that may be accessed through, the Company’s web site is not incorporated by reference into, and is not a part of, this Report.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before you decide to invest, you should carefully consider the risks described below, together with all other information included in this Report. We believe the risks described below are the risks that are material to us. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, U.S. and foreign tariff policies and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. Further, the current outbreak of the coronavirus internationally and in the U.S. could have an adverse effect on our business operations. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. The Federal Reserve’s recent unprecedented cuts to the federal funds interest rate in response to the coronavirus pandemic, at a time when the existing economic environment was already characterized by interest rates at historically low levels, may further impact our ability to attract deposits, generate attractive earnings through our investment portfolio, and negatively affect the value of our loans and other assets. If and when monetary policy changes lead to an increase in interest rates,  it may also have an adverse effect on our business, financial condition and results of operations as increased interest rates could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

We may grow through mergers or acquisitions, a strategy which may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our shareholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within or outside our principal market areas. We regularly identify and explore specific acquisition opportunities as part of our ongoing business practices. However, we have no current arrangements, understandings, or agreements to make any material acquisitions. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

●
difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers of the target;

●	diversion of financial and management resources from existing operations;

●	assumption of nonperforming loans;

●
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	entering new markets or areas in which we have limited or no experience;

●	potential loss of key personnel and customers from either our business or the target’s business;

●	assumption of unanticipated problems or latent liabilities of the target; and

●	inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could negatively affect the market price of our common stock.

As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger, acquisition, or investment, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business plan successfully. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our strategic plan could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

We may not be able to manage the risks associated with our anticipated growth and potential expansion through de novo branching.

Our business strategy includes evaluating potential strategic opportunities which includes potentially growing through de novo branching. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. At December 31, 2019, we had on a consolidated basis an allowance for loan losses of $24.2 million based on our overall evaluation of the risks of our loan portfolio, which represents approximately 0.01% of our total loans. The allowance for loan losses reflected an increase of $1.1 million over our allowance as of December 31, 2018.

There is no precise method of predicting loan losses, and therefore, we always face the risk that charge offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. The level of the allowance for loan losses reflects our management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the Bank’s current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires the Bank to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, increases in our nonperforming loans, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for loan losses.

We acquired $196.2 million in loans in the WTSB acquisition on November 12, 2019 but we do not have significant experience with the borrowers to adequately measure or predict credit losses associated with these loans, which may lead to increased delinquencies and credit losses.

In addition, we may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation, including the Families First Coronavirus Response Act. We cannot predit the full impact of the coronavirus outbreak or any other future global pandemic on our business, but we may experience increased delinquencies and credit losses as a result of the outbreak. Further, if real estate markets or the economy in general deteriorate (due to the coronavirus outbreak or otherwise), the Bank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Bank to increase its allowance for loan losses in the future, which could have a negative effect on the Bank’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Changes in accounting standards could affect reported earnings.

The accounting standard setters, including FASB, SEC and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

A new accounting standard will result in a significant change in how we recognize credit losses and may result in material increases to our allowance for loan losses.

The FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL. As we are an emerging growth company and intend to take advantage of the extended transition period for complying with new or revised financial accounting standards under the JOBS Act, CECL will be effective for the Company and the Bank for our first fiscal quarter after December 15, 2022. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. In anticipation of the adoption of CECL, we have incurred, and will likely continue to incur, significant additional expense to comply with the new standard.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2019, we had approximately $1.5 billion of loans to commercial borrowers, which include approximately $984.5 million in loans secured by real estate to those commercial borrowers. Loans to commercial borrowers represent approximately 69.6% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk.

Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We may be subject to additional credit risk with respect to loans that we make to other lenders.

As a part of our commercial lending activities, we may make loans to customers that, in turn, make commercial and residential real estate loans to other borrowers. When we make a loan of this nature, we take as collateral the promissory notes issued by the end borrowers to our customer, which are themselves secured by the underlying real estate. Although the loans to our customers are subject to the risks inherent in commercial lending generally, we are also exposed to additional risks, including those related to commercial and residential real estate lending, as the ability of our customer to repay the loan from us can be affected by the risks associated with the value and liquidity of the real estate underlying our customer’s loans to the end borrowers. Moreover, because we are not lending directly to the end borrower, and because our collateral is a promissory note rather than the underlying real estate, we may be subject to risks that are different from those we are exposed to when it makes a loan directly that is secured by commercial or residential real estate. Because the ability of the end borrower to repay its loan from our customer could affect the ability of our customer to repay its loan from us, our inability to exercise control over the relationship with the end borrower and the collateral, except under limited circumstances, could expose us to credit losses that adversely affect our business, financial condition and results of operations.

Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2019, approximately 65.5% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Real estate values may experience periods of fluctuation, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2019, our non-owner-occupied commercial real estate loans totaled $732.8 million, or 34.2%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2019, $211.3 million, or 9.9% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

Our business development and marketing strategies primarily result in us serving the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Texas, New Mexico or the specific markets in these states in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

Further, in response to the coronavirus pandemic, the Families First Coronavirus Response Act (“FFCRA”) was passed on March 18, 2020.  The FFCRA provides wide ranging emergency relief and appropriations for coronavirus testing, expansion of food assistance, Medicaid funding, and unemployment insurance benefits. In addition, the FFCRA requires that employers with 500 or fewer employees provide emergency paid sick leave and expanded emergency leave under the Family and Medical Leave Act. In addition to the regulatory compliance costs, the FFCRA could have a significant financial impact on our customers that are small- to medium-sized businesses with 500 or fewer employees as the FFCRA will require these businesses to provide two weeks of paid sick leave and up to 12 weeks of paid (after 10 days) family and medical leave for employees who have worked at the company for at least 30 calendar days and who are unable to work (or even telework) in order to care for their children because of school closures or the unavailability of the child care provider due to the public health emergency. While the U.S. Department of Labor has broad authority to waive the applicability of these requirements for small businesses with fewer than 50 employees from the paid leave requirements if compliance with these requirements would affect the viability of the business, the applicability of this waiver, and the impact of these provisions on our impacted customers is unpredictable and unknown. The FFCRA has the potential to negatively impact our customers’ costs, demand for our customers’ products, and, thus, adversely affect our business, financial condition, and results of operations.

Agricultural lending and volatility in commodity prices may adversely affect our financial condition and results of operations.

At December 31, 2019, agricultural loans were $131.2 million, or 6.1% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

We generate noninterest income through the sale of crop insurance products, and a termination of or substantial changes to the Federal crop insurance program would adversely impact our revenues from such business.

Through the Federal Crop Insurance Corporation, the federal government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The federal government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurers would be higher, increasing the premium on such insurance, and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, reduce the amount of insurance premium subsidies provided to farmers or otherwise change the coverage provided under multi-peril crop insurance policies, purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market areas. For the year ended December 31, 2019, the Bank had approximately $6.8 million in noninterest income attributable to sales of crop insurance.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could lead to increased credit losses in our energy portfolio, weaker demand for energy lending, and adversely affect our business, results of operations and financial condition.

Although our energy loan portfolio is relatively small, the energy industry is a significant sector in our markets in Texas, and we intend to increase our energy lending. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our intention to increase our energy lending, and our business, financial condition and results of operations. Oil and gas prices declined significantly during 2019 and continued to decline more steeply in 2020. The full impact to the U.S. economy, and to banks in general, of these decreases and the overall oil and gas price volatility is yet to be determined. As of December 31, 2019, our energy loans, which include loans to exploration and production companies, midstream companies and oilfield service companies, totaled $61.3 million, or 2.9% of gross loans held for investment, as compared to $30.9 million, or 1.6% of gross loans held for investment as of December 31, 2018. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse and unpredictable impacts, such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Texas and New Mexico, all of which could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of any collateral underlying our loans, and generally affect our business, financial condition and results of operations. Due to our geographic concerntration, specifically in Texas, we may be less able than other larger regional or national financial institutions to diversify our credit risk across multiple markets.

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, cotton, could impact the prices of our customers’ products, which could reduce demand for such products, reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service their debt. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. However, a de minimis amount of collateral securing our loans is located outside of the U.S.

It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the U.S., Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement, now known as the United States–Mexico–Canada Agreement (“USMCA”). After congressional approval, the USMCA was signed into law by President Donald Trump on January 29, 2020. The USMCA will take effect upon ratification by all three nations and is pending ratification by Canada. The full impact of the USMCA on us, our customers and on the economic conditions in our markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

The Bank’s profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe it money.

The Bank is exposed to the risk that third parties that owe it money will not perform their obligations. These parties may default on their obligations to the Banks due to bankruptcy, lack of liquidity, operational failure or other reasons. The Bank’s rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations the Bank holds could result in losses and/or adversely affect the Bank’s ability to use those securities or obligations for liquidity purposes. The Bank relies on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information. The Bank’s financial condition and results of operations could be negatively impacted if the financial statements or other information that the Bank relies upon is materially misleading.

The amount of nonperforming assets may increase and can take significant time and resources to resolve.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets. At December 31, 2019, the Bank had a total of $7.9 million of nonperforming assets (defined as nonperforming loans, which include nonaccrual loans and loans past due 90 days or more, plus OREO), compared with $9.2 million of nonperforming loans at December 31, 2018.

At December 31, 2019, the Bank had $1.9 million in OREO, compared to $2.3 million as of December 31, 2018. If the amount of OREO increases, the Bank’s losses and the costs and expenses to maintain the real estate likewise increase. Any increase in losses and maintenance costs and expenses due to banks may have material adverse effects on the Bank’s business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and reduce our ultimate realization from any OREO sales.

The properties that we own and certain foreclosed real estate assets could subject us to environmental risks and associated costs.

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our cost and expense. Besides being directly liable under certain federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties on property that secures our loans. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third parties. We cannot assure you that the cost of removal or abatement would not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against the prior owners or other responsible parties or that we would be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan. Currently, we are not, and the Company is not, a party to any pending legal proceeding under any environmental statute, nor are we aware of any instances that may give rise to such liability.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation which could affect our, and thus the Company’s, shareholders’ equity.

A portion of our assets are carried on the balance sheet at fair value, including investment securities. Generally, for assets that are reported at fair value, we use quoted market prices or have third parties analyze our holdings and assign a market value. We rely on the analysis provided by our service providers. However, different valuations could be derived if our service providers used different financial models or assumptions.

As it relates to our investment securities portfolio, declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary would be included in earnings as realized losses. In estimating other-than-temporary impairment losses, management of the Company considers (i) whether there is intent to sell securities prior to recovery and/or maturity; (ii) whether it is more likely than not that securities will have to be sold prior to recovery and/or maturity; and (iii) whether there is a credit loss component to the impairment. An economic downturn could result in losses, as determined under our accounting methodologies that may materially and adversely affect our business, financial condition, results of operations and future prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2019, the fair value of our portfolio of available-for-sale investment securities was approximately $707.7 million, which included a net unrealized gain of approximately $1.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Our largest loan relationships make up a material percentage of our total loan portfolio.

As of December 31, 2019, our 20 largest borrowing relationships ranged from approximately $14.1 million to $34.0 million (including unfunded commitments) and totaled approximately $430.1 million in total commitments (representing, in the aggregate, 16.8% of our total outstanding commitments as of December 31, 2019). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2019, our 20 largest deposit relationships accounted for approximately 15.8% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2019, $249.8 million, or 9.3% of our total deposits, consisted of public funds deposits from local government entities, primarily domiciled in the state of Texas, such as townships, school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily interest-bearing transaction accounts and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which could adversely affect our net income.

We rely on deposits for funding, which can be adversely affected by local and general economic conditions.

As of December 31, 2019, $2.3 billion, or 86.8% of our deposits, consisted of demand, statement savings, money market, and NOW accounts. The $356.0 million remaining balance are time deposits, of which 61.1% are due to mature within one year. Based on our experience, we believe that our demand, statement savings, money market deposit accounts and commercial demand accounts are relatively stable sources of funds. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by market and general economic conditions. If we increase interest rates paid to retain deposits, our earnings may be adversely affected. Conversely, and consistent with the current economic environment, a decrease in interest rates paid on deposits may result in deposit attrition.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

Liquidity is essential to the business of the Bank. Liquidity risk is the potential that the Bank will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Bank’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of the Bank’s business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory actions against the Bank. Market conditions or other events could also negatively affect the level or cost of funding, affecting the Bank’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

Customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes has made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from the Bank and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

In the current environment of decreasing interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin.

Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost. As our assets grow, we may face increasing pressure to seek new deposits through expanded channels from new customers at favorable pricing, further increasing our costs.

We continually encounter technological changes which could result in us having fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability, like that of most financial institutions, is dependent to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In periods of increasing interest rates, loan originations may decline, and our borrowers may experience greater difficulties meeting their obligations, depending on the performance of the overall economy, which may adversely affect income from these lending activities. In such periods, originations of mortgage loans may also decrease, resulting in fewer loans that are available to be sold to investors. This could result in decreased interest income, decreased mortgage revenues and corresponding decreases in non-interest income from projected levels. In addition, during periods of reduced loan demand, results of operations may be adversely affected to the extent that we would be unable to reduce mortgage-related noninterest expenses commensurately with the decline in mortgage loan origination activity. Increases in interest rates could also adversely affect the market value of our fixed income assets. Conversely, in the current environment of decreasing interest rates and associated impacts of the coronavirus outbreak on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin.

We cannot predict fluctuations of market interest rates, which are affected by, among other factors, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the U.S, and its agencies, particularly the Federal Reserve, money supply and domestic and foreign financial markets.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of the alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. Although we do not have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR, the transition from LIBOR could create additional costs and additional risk. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness of comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations and financial condition.

Deposit outflows may increase reliance on borrowings and brokered deposits as sources of funds.

We have traditionally funded asset growth principally through deposits and borrowings. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors.

Our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. Based on the capitalization of the Bank, our legal lending limit was approximately $86.0 million as of December 31, 2019. This legal lending limit will increase or decrease as the Bank’s capital increases or decreases, respectively, as a result of our earnings or losses, among other reasons. Based on our current legal lending limit, we may need to sell participations in our loans to other financial institutions in order to meet the lending needs of our customers requiring extensions of credit above these limits. However, our ability to accommodate larger loans by selling participations in those loans to other financial institutions may not be successful

We may be adversely impacted by an economic downturn or a natural disaster affecting one or more of our market areas.

Because most of our business activities are conducted in Texas and New Mexico and most of our credit exposure is there, we are at risk from adverse economic, political or business developments, including a downturn in real estate values, agricultural activities, the oil and gas industry and natural hazards such as floods, ice storms and tornadoes that affect Texas and New Mexico. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2019, we had $410.0 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Mortgage originations have increased due to growth in refinance activity, and this trend may not continue.

Mortgage revenues, which are primarily recognized from the sale in the secondary market of mortgage loans, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2019 were $25.1 million. As the result of the low level of market interest rates that existed for the past several years, demand for loans to refinance existing mortgages has remained strong. As market interest rates increase from the current low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations decrease, projected mortgage revenues and noninterest income will decrease.

Secondary mortgage market conditions could have a material impact on our ability to resell originated mortgages on the secondary market.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. A reduction in our ability to resell mortgages that we originate on the secondary market would reduce our noninterest income from such sales and may increase our credit risk by causing us to retain mortgage loans that we would otherwise sell. As a result, a prolonged period of secondary market illiquidity may result in a reduction in our mortgage origination volumes which, in turn, could have a material adverse effect on our financial condition and results of operation from our mortgage operations.

We may be required to repurchase mortgage loans in some circumstances, which could diminish our liquidity.

Historically, we have originated mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations.

The value of our mortgage servicing rights can be volatile.

We sell in the secondary market residential mortgage loans that we originate, which provides a meaningful portion of our non-interest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a growing portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan—collect principal, interest, and escrow amounts—for a fee. We acquire mortgage servicing rights when we keep the servicing rights in connection with the sale of loans we have originated.

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our non-interest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $2.1 million of mortgage servicing rights as of December 31, 2019.

Our risk management framework may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risks to which we are subject, including credit, market, liquidity, interest rate, operational, reputation, business and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are dependent on the use of data and modeling in our management’s decision-making and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. We currently utilize stress testing for capital, credit and liquidity purposes and anticipate that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or result in adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. We seek to mitigate this risk by increasingly performing back-testing to analyze the accuracy of these techniques and approaches.

There are investment performance, fiduciary and asset servicing risks associated with our trust operations.

Our investment management, fiduciary and asset servicing businesses are significant to the business of the Company. Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure to do so can generate liability, as can failure to manage the differing interests often involved in the exercise of fiduciary responsibilities or the failure to manage these risks adequately, all of which could adversely affect our business, financial condition, results of operations and/or future prospects.

Our revenues, earnings and prospects with respect to the Investment Center at City Bank could be adversely affected if the securities markets decline.

Our results of operations related to the Investment Center at City Bank are affected by certain economic factors, including the level of the securities markets. If we experience adverse market conditions such as those experienced from 2008 to 2011, lack of investor confidence could result in investors further withdrawing from the markets, decreasing their rate of investment or reducing the amount of assets under management, any of which could adversely affect our revenues, earnings and growth prospects to a greater extent. Because our investment management fees are based on the value of assets under management at the Investment Center at City Bank, a decline in the value of these assets, including by virtue of a decline in the securities markets, adversely affects our revenues and earnings. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenues and earnings. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Our historical growth rate and performance may not be indicative of our future growth or financial results.

We may not be able to sustain our past rate of growth or grow our business at all. We have benefited from the low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates may compress our margins and may impact our ability to grow. Consequently, our past results of operations will not necessarily be indicative of our future operations.

We may need to raise additional capital in the future, but sufficient capital may not be available when it is needed.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital and financial markets at that time, which are outside of our control, and our financial performance. Economic conditions or a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including depositors, other financial institution borrowings and borrowings from the discount window of the Federal Reserve. An inability to raise additional capital/liquidity on acceptable terms when needed could have a material adverse effect on our financial condition, results of operations and liquidity.

We are exposed to cybersecurity risks associated with our internet-based systems and online commerce security.

Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our customer confidential information at risk.

Although we have not experienced a cyber-incident which has been successful in compromising our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats.

A breach in the security of any of our information systems, or other cyber incident, could have an adverse impact on, among other things, our revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection or related to remediation. Furthermore, our customers could terminate their accounts with us because of a cyber-incident which occurred on their own system or with that of an unrelated third party, which is outside of our control. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

We depend on third party providers, and these providers may be unable to deliver, or refuse to deliver, necessary technological and customer services support for our systems in a timely manner at prices, quality levels, and volumes acceptable to us.

We outsource check processing, check imaging, electronic bill payment, statement rendering, internal audit, cybersecurity, IT management, and other services to third party vendors. While we believe that such providers will be able to continue to supply us with these essential services, they may be unable to do so in the short term or at prices or costs that are favorable to us, or at all. In addition, our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. In particular, while we believe that we would be able to secure alternate providers for most of this essential technological and customer services support in a relatively short time frame, qualifying alternate providers or developing our own replacement technology services may be time consuming, costly, and may force us to change our services offered. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses, and we could lose customers. In addition, we are obligated to exercise comprehensive risk management and oversight of third party providers involving critical activities, including through the adoption of risk management processes commensurate with the level of risk and complexity of our third party providers.

We are subject to certain operating risks related to employee error and customer, employee and third party misconduct, which could harm our reputation and business.

Employee error or employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses.

As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.

We rely heavily on our management team and the unexpected loss of key officers may adversely affect our operations.

Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management. Our senior executive officers have had, and will continue to have, a significant role in the development and management of our business. The loss of services of any of our executive officers could have an adverse effect on our business and financial results. Accordingly, should we lose the services of any of the executive officers, our Board may have to search outside of the Bank for a qualified permanent replacement. This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement. If any of our executive officers leave their respective positions, our business, financial condition, results of operations and future prospects may suffer.

We also depend upon the experience of the other officers of the Bank, the managers of our banking facilities and on their relationships with the communities they serve. We may not be able to retain our current personnel or attract additional qualified key persons as needed.

We may not be able to attract or retain key banking employees which could adversely impact our business and operations.

We expect future success to be driven in large part by the relationships maintained with our customers by our executives and senior lending officers. Our future successes and profitability are substantially dependent upon the management and banking abilities of our senior executives. We strive to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense, which will limit our ability to hire new professionals. Banking-related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

Competition from other financial intermediaries may adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. A number of institutions with which we compete have significantly greater assets, capital and other resources. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources. This competition may limit our future growth and earnings prospects.

We may incur substantial costs and other negative effects due to litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. See “Legal Proceedings” for further discussion of current litigation of the Company. It is inherently difficult to assess the outcome of these matters, and we may not prevail in proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404(a) of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, mainly after we are no longer an emerging growth company. We expect to incur significant incremental costs related to operating as a public company, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (“PCAOB”), and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

●	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;

●	expand the roles and duties of our Board and committees thereof;

●	maintain an internal audit function;

●	institute more comprehensive financial reporting and disclosure compliance procedures;

●	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

●	enhance our investor relations function;

●	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

●	retain additional personnel;

●	comply with NASDAQ listing standards; and

●	comply with the Sarbanes-Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs could require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Our equity compensation plan will cause dilution and increase our costs, which will reduce our income.

Our equity compensation plan allows us to award shares of our common stock (at no cost to the participant), award options to purchase shares of our common stock, and award other equity-based compensation. As of April 29, 2019, a total of 2.3 million shares of common stock were approved by our shareholders for issuance under our equity compensation plan. Additionally, on an annual basis and without shareholder approval, the number of approved shares available for issuance under the equity compensation plan increases by 3% of our total issued and outstanding shares as of the beginning of that fiscal year unless our Board exercises its discretion to limit such an increase. Issuance of awards under our equity compensation plan is a risk factor our shareholders in at least two ways.  First, issuances of our common stock and exercise of equity-based awards underlying our common stock causes dilution of shareholders’ ownership interests which, in the aggregate, may be significant. Second, issuances of our common stock and other equity-based awards are expensed by us over their vesting period at the fair market value of the shares on the date they are awarded. Accordingly, grants made under the equity compensation plan will increase our costs, which will reduce our net income.

Negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have an adverse effect on our business, financial condition and results of operations.

Until May 31, 2018, our Company was an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could harm us.

Until May 31, 2018, our Company was an S Corporation. Effective May 31, 2018, the Company revoked its S Corporation election and the Company became taxed as a C Corporation under the provisions of Sections 301 to 385 of the Internal Revenue Code of 1986, as amended (the “Code”) (which treat the corporation as an entity that is subject to an entity level U.S. federal income tax). If the unaudited, open tax years in which we were an S Corporation are audited by the IRS, and we are determined not to have qualified for, or to have violated, our S Corporation status, we likely would be obligated to pay corporate level tax, plus interest and possible penalties, with respect to those open tax years. This could result in tax liability with respect to all of the income we reported for periods when we believed we properly were treated as an S Corporation not subject to entity level taxation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Regulatory Environment

We are subject to extensive regulation, which increases the cost and expense of compliance and could limit or restrict our activities, which in turn may adversely impact our earnings and ability to grow.

We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including the Federal Reserve, the TDB, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, customers and the DIF of the FDIC, rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act, has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created the CFPB, to implement consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. On May 24, 2018, the EGRRCPA, became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. We cannot currently predict the impact of this legislation on us. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Following examinations, we may be required, among other things, to change our asset valuations or the amounts of required loan loss allowances or to restrict our operations, as well as increase our capital levels, which could adversely affect our results of operations. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal bank regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have concentrations of ADC loans and non-owner occupied commercial real estate loans within their lending portfolios. In general, the guidance establishes the following supervisory criteria as preliminary indications of possible concentration risk: (1) the institution’s total ADC loans represent 100% or more of total capital; or (2) total non-owner occupied commercial real estate loans represent 300% or more of total capital, and such loans have increased by 50% or more during the prior 36-month period. This guidance suggests that institutions whose commercial real estate loans exceed these guidelines should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Our ADC loans comprise 75.3% of the Bank’s capital, and our non-owner occupied commercial real estate loans comprise 208.0% of the Bank’s capital. Over the prior 36 months, our non-owner occupied commercial real estate loans have increased 15.5%. Although we are below the concentrations set forth in the guidance, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor the Bank’s commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. President Donald Trump issued an executive order directing the review of existing financial regulations. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. In May 2018, Congress passed the EGRRCPA that provides for certain regulatory relief for community banks, including mortgage lending relief, treatment of reciprocal deposits and capital simplification.

Certain aspects of current or proposed regulatory or legislative changes, including laws applicable to the financial industry and federal and state taxation, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we may continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failing to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.

Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing by the Company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the Company’s financial condition, results of operations and/or future prospects.

As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth.

We and the Bank are subject to various regulatory capital requirements administered by the FDIC and the Federal Reserve, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and defined ratios of total and tier 1 capital to risk-weighted assets and of tier 1 capital to adjusted total assets, also known as the leverage ratio. As of December 31, 2019, we exceeded the amounts required to be well-capitalized with respect to all three required capital ratios. As of December 31, 2019, the Bank’s common equity tier 1, tier 1 leverage, tier 1 risk-based capital and total risk-based capital ratios were 13.70%, 11.45%, 13.70% and 14.67%, respectively.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

On September 17, 2019, the federal banking regulators jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for QCBOs that opt into the CBLR framework, as required by Section 201 of the EGRRCPA. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described above and will not be required to report or calculate risk-based capital.  In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The Company and the Bank have not elected to opt in to the CBLR framework. See “Supervision and Regulation—Regulatory Capital Requirements.”

Our failure to remain well-capitalized for bank regulatory purposes, either under the existing capital requirements or under the CBLR framework, if applicable, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, the Bank’s ability to pay dividends to the Company, the Company’s ability to pay dividends on its common stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

Bank regulatory agencies periodically examine our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Our regulators periodically examine our business, including our compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which could otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we were, or our management was, in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties against us, our officers or directors, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s FDIC deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

If we fail to maintain sufficient capital under regulatory requirements, whether due to losses, an inability to raise additional capital or otherwise, that failure could adversely affect our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance.

We must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed to support the Bank, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry and market condition and governmental activities, many of which are outside the Company’s control, and on the Company’s financial condition and performance. Accordingly, the Company may not be able to raise additional capital if needed or on terms acceptable to the Company. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

Monetary policy and other economic factors could affect our profitability adversely.

The following factors will affect the demand for loans and our ability to attract deposits:

●	changes in governmental economic and monetary policies;

●	the Code, and banking and credit regulations;

●	national, state and local economic growth rates;

●	employment rates; and

●	population trends.

Our success depends in significant part upon our ability to maintain a sufficient net interest margin between the rates of interest we receive on loans and other investments and the rates we pay out on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect our ability to maintain an interest margin sufficient to result in operating profits.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us.

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which could negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the GLBA which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We face increased risk under the terms of the CRA, as we accept additional deposits in new geographic markets.

Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office.

As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating. Maintaining an acceptable CRA rating may become more difficult as our deposits increase across new geographic markets.

We are subject to certain restrictions related to interstate banking and branching, including restrictions on interstate deposits.

The Interstate Act, together with the Dodd-Frank Act, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Bank operates branches in Texas and New Mexico. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition, the purpose of which is to ensure that interstate branches do not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

The prohibition on establishing interstate branches for the purpose of deposit production, and the corresponding regulatory loan-to-deposit restrictions, could limit our ability to establish branches outside of Texas. We believe that the Bank’s operations are in compliance with the Interstate Act. In addition, we believe that the Bank is reasonably helping to meet the credit needs of the communities served by the Bank’s New Mexico branches. If, however, the FDIC were to determine that the Bank is not reasonably helping to meet the credit needs of the communities served by the Bank’s New Mexico branches, then the FDIC could require the Bank’s New Mexico branches to be closed or not permit the Bank to open new branches in New Mexico.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the ECOA, and the FHA, impose nondiscriminatory lending requirements on financial institutions. The DOJ, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings and results of operations.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $497,000, $1.0 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Regulatory agencies and consumer advocacy groups have asserted claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as FHA and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, have focused greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs may continue to apply it to both FHA and ECOA in the context of mortgage lending and servicing. To the extent that the “disparate impact” theory continues to apply, we are faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

In addition to reputational harm, violations of FHA and ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Risks Related to Our Common Stock

An active public trading market may not develop and, even if it does, our share price may trade below the initial public offering price and be subject to substantial volatility.

There was no public market for our common stock prior to the initial public offering and the Company’s registration on the NASDAQ Global Select Market in May 2019. If an active trading market does not develop or remain sustained, you may have difficulty selling shares of our common stock at an attractive price or at all. Consequently, you may not be able to sell your shares of common stock at or above an attractive price or at any other price or at the time that you would like to sell. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

The trading volume of our common stock is less than that of larger companies.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume of our common stock is substantially less than that of larger companies. Given the lower trading volume of our common stock, significant purchases or sales of our common stock, or the expectation of such purchases or sales, could cause significant swings up or down in stock price.

The market price of our common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in our common stock to decline, result in losses to our shareholders and litigation against us.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly or annual results of operations;

●	recommendations by industry and securities analysts;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends, concerns and other issues in the financial services industry generally;

●	conditions in the banking industry such as credit quality and monetary policies;

●	perceptions in the marketplace regarding us or our competitors;

●	fluctuations in the stock price and operating results of our competitors;

●	domestic and international economic factors unrelated to our performance;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	new technology used, or services offered, by competitors; and

●	changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits. Despite unsuccessful, as in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business, which could adversely affect our results of operation and financial condition.

If securities or industry analysts change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts may publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by industry or securities analysts and are the subject of an unfavorable report, the price of our common stock may decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, either absolutely or relative to our competitors, the price of our common stock could decline significantly.

Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.

We are generally not restricted from issuing additional shares of common stock, up to the 30,000,000 shares of voting common stock and 1,000,000 shares of preferred stock authorized in our certificate of formation. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.

Although there are currently no shares of our preferred stock outstanding, our certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock. The Board has the power to set the terms of any series of preferred stock that may be issued, including voting rights, conversion rights, preferences over our voting common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock.

In the future, we may issue additional debt or equity securities, including securities convertible into equity securities. In the event of our liquidation, the holders of our debt and preferred securities must be satisfied before any distributions can be made on our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

We are subject to the BHCA, and federal and state banking regulation, that will impact the rights and obligations of owners of our common stock, including, for example, our ability to declare and pay dividends on our common stock. Shares of our common stock are voting securities for purposes of the BHCA and any bank holding company or foreign bank that is subject to the BHCA may need approval to acquire or retain 5.0% or more of the then outstanding shares of our common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10.0% or more of the shares of our common stock. A holder or group of holders may also be deemed to control us if they own 25.0% or more of its total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25.0% threshold and not be deemed to control us until they own 33.3% or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. On January 30, 2020, the Federal Reserve issued a final rule, effective as of April 1, 2020, clarifying and expanding upon the Federal Reserve’s position on determinations of whether a company has the ability to exercise a controlling influence over another company. See “Supervision and Regulation – The Company – Acquisitions, Activities and Change in Control.” Our shareholders should consult their own counsel with regard to regulatory implications. The effect of this final rule, and any further rules or regulations, are and could be complex and far-reaching, and could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Our directors and executive officers have significant control over our business.

As of December 31, 2019, our directors and executive officers beneficially owned an aggregate of 4,904,229 shares of our common stock, or approximately 26.8% of our issued and outstanding shares of common stock. Consequently, our directors and executive officers will be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

In addition, pursuant to a separate Board Representation Agreement, dated March 7, 2019, between the Company and James C. Henry, for so long as Mr. Henry or his spouse, or a lineal descendant of the Henry’s, or an entity formed for their benefit, holds in aggregate 5.0% or more of our outstanding shares of common stock, the Company must nominate their representative to serve on the Board of each of the Company and the Bank, subject to any required regulatory and shareholder approvals. See “Certain Relationships and Related Transactions, and Director Independence” for additional information.

We have limited the circumstances in which our directors will be liable for monetary damages.

We have included in our certificate of formation a provision to eliminate the liability of directors for monetary damages to the maximum extent permitted by Texas law. The effect of this provision will be to reduce the situations in which we or our shareholders will be able to seek monetary damages from our directors.

Our certificate of formation also has a provision providing for indemnification of our directors and executive officers and advancement of expenses to the fullest extent permitted or required by Texas law, including circumstances in which indemnification is otherwise discretionary. We have also entered into agreements with our officers and directors in which we similarly agree to provide indemnification that is otherwise discretionary.

Our bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the U.S. District Court for the Northern District of Texas, Lubbock Division, or in the event that such court lacks jurisdiction to hear the action, the District Courts of the County of Lubbock, Texas, are the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the TBOC, the certificate of formation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our bylaws do not expressly provide that the U.S. District Court for the Northern District of Texas, Lubbock Division, or in the event that such court lacks jurisdiction to hear the action, the District Courts of the County of Lubbock, Texas, are the sole and exclusive forum for claims that arise under the Securities Act, the Exchange Act, or other federal securities laws. We believe that that the exclusive forum provision applies to claims arising under the Securities Act, but there is uncertainty as to whether a court would enforce such provision in this context. Shareholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our Board may declare out of funds legally available for such payments. Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.

The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on any debt obligations.

If required payments on our debt obligations are not made, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

We are a bank holding company and our only source of cash, other than further issuances of securities, is distributions from the Bank.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, would be dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank and various business and regulatory considerations. As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in The Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations and provide less than five years of selected financial data in this Report.

We may take advantage of these provisions for up to five years after the date of our initial public offering, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock will not be a bank deposit and, therefore, will not be insured against loss or guaranteed by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to similar market forces that may affect the price of common stock in any other company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Allen	LPO
Lubbock	University Branch	Celina	LPO
Morton	Branch	Grand Prairie	LPO
Springlake	Branch	Southlake	LPO
Idalou	Branch
Levelland	Branch

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso/Eastern New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	Gateway Branch
College Station	LPO	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch	Austin, Texas	LPO
Midland	Branch	Beaumont, Texas	LPO
Kermit	Branch	Dripping Springs, Texas	LPO
Fort Stockton	Branch
Monahans	Branch

We lease certain of our banking facilities and believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management does not believe any present litigation or the resolution thereof will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

The most significant litigation in which the Bank is currently involved has been brought by a townhome association and an owner of one of the townhomes. The Bank was the lender on property acquisition and construction loans on a townhome project in Arlington, Texas. After the developer defaulted on the loans, the Bank took title to the property in 2011 and later sold the remaining unsold townhouse units. The townhome association plaintiff alleges on behalf of the individual homeowners that the developer, the developer’s general partner, the general contractor, and the Bank are liable for damages suffered in connection with the townhome project. The townhome association plaintiff asserts causes of action for negligence, breach of implied warranties, violations of the Texas Deceptive Trade Practices Act, or the DTPA, fraud, negligent misrepresentation, breach of fiduciary duty, equitable estoppel, and breach of contract. The townhome association plaintiff seeks actual damages, including costs of repair that its expert estimates to be approximately $8,000,000; treble damages under the DTPA; exemplary damages; attorneys’ fees; expert fees; and court costs. The individual owner  asserted similar causes of action.

The Bank has filed cross-claims against the other defendants, and a third-party claim against a repair company that worked on the property after the deed in lieu of foreclosure. The Bank has also filed a motion for summary judgement as to the claims asserted against the Bank by the townhome association plaintiff. The trial court granted the Bank’s motion for summary judgment and dismissed all of the townhome association plaintiff’s claims against the Bank, ruling that the association take nothing by those claims. After the trial court entered final judgment consistent with that ruling, the townhome association plaintiff appealed from the judgment.  That appeal is currently pending before the court of appeals.

The claims filed against the Bank by the individual owner of a townhome remained pending after the trial court’s dismissal of the townhome association plaintiff’s claims.  However, the Bank later reached a settlement with the individual owner and those claims have now been dismissed.

The Bank’s general liability and directors and officers liability insurance carriers have acknowledged their obligation to defend the Bank in this matter. The general liability policies during the relevant policy years have limits of $1,000,000, and potentially up to $2,000,000, and the related excess policies have limits of $15,000,000. The directors and officers liability insurance policy has a limit of $10,000,000 and a retention of $250,000. Each of those insurance carriers has issued one or more “Reservation of Rights” letters, asserting that certain terms of the insurance policies might relieve them of the obligation to indemnify the Bank in the event it suffers a loss in the litigation. While the litigation is pending, the insurers may choose to seek an out-of-court settlement of the claims against the Bank.  Certain of the Bank’s insurers did participate in the settlement that was reached with the individual owner.

The Bank also has tendered this matter to other insurance carriers that issued policies to the townhome association, the developer or the general contractor, and who might be obligated to provide coverage to the Bank under an additional insured endorsement or other obligation. The Bank continues to conduct discovery of other insurance policies that may be applicable to this matter. At this time, one of those other insurance carriers has agreed to defend the Bank but has reserved its rights to deny coverage. The remaining other carriers to which the Bank has tendered this matter have not agreed to defend or indemnify the Bank.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Since May 9, 2019, the Company’s common stock has been traded on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the Company’s common stock are listed daily under the symbol “SPFI” in NASDAQ’s listings.

Holders of Record

As of December 31, 2019, there were 93 registered shareholders of record of the Company’s common stock with our transfer agent.

Dividends

The Company paid a dividend of $0.03 per common share in each of the third quarter and fourth quarter of 2019. Also, see “Item 1 – Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7 – Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,544,197	$	$ 12.72	568,303
Equity compensation plans not approved by shareholders	—		—	—
Total	1,544,197		$12.72	568,303

(1)
The number of shares available for future issuance includes 568,303 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Stock Performance Graph

Not required.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data for each of the periods indicated. Selected financial data as of and for the years ended December 31, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this Report, and the selected financial data as of and for the years ended December 31, 2017, 2016, and 2015 has been derived from our audited consolidated financial statements not appearing in this Report. The historical results set forth below and elsewhere in this Report are not necessarily indicative of our future performance. Average balances have been calculated using daily averages.

You should read the following financial data in conjunction with the other information contained in this Report, including under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this Report.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$132,942	$118,094	$104,440	$97,220	$95,033
Interest expense	28,367	22,482	15,977	14,582	13,543
Net interest income	104,575	95,612	88,463	82,638	81,490
Provision for loan losses	2,799	6,901	3,966	1,968	781
Noninterest income	56,633	52,121	47,389	49,896	39,630
Noninterest expense	121,708	115,443	108,144	104,388	97,293
Income tax expense (benefit)	7,481	(3,901)	107	101	114
Net income	29,220	29,290	23,635	26,077	22,932
Share and Per Share Data:
Earnings per share (basic)	$1.74	$1.98	$1.60	$1.75	$1.53
Earnings per share (diluted)	1.71	1.98	1.60	1.74	1.52
Dividends per share	0.06	2.03	0.53	0.43	0.48
Book value per share(1)	16.98	14.40	14.58	13.58	12.33
Tangible book value per share(1)(2)	15.46	14.40	14.58	13.58	12.33
Weighted average common shares outstanding (basic)	16,818,697	14,771,520	14,769,086	14,932,021	14,963,288
Weighted average common shares outstanding (diluted)	17,040,550	14,771,520	14,771,520	14,997,897	15,092,592
Shares outstanding at end of period	18,036,115	14,771,520	14,771,520	14,771,520	15,028,830
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$158,099	$245,989	$294,563	$363,400	$360,503
Investment securities	707,650	338,196	284,009	324,823	331,322
Gross loans held for investment	2,143,623	1,957,197	1,838,155	1,661,186	1,679,314
Allowance for loan losses	24,197	23,126	21,461	21,174	24,220
Total assets	3,237,167	2,712,745	2,573,375	2,500,813	2,536,865
Interest-bearing deposits	1,905,936	1,767,387	1,678,919	1,658,198	1,713,476
Noninterest-bearing deposits	790,921	510,067	475,162	432,725	413,777
Total deposits	2,696,857	2,277,454	2,154,081	2,090,923	2,127,253
Borrowings	205,030	193,100	177,830	189,196	206,418
ESOP-owned shares	—	58,195	57,121	49,700	39,867
Total stockholders’ equity excluding ESOP-owned shares	306,182	154,580	158,206	150,019	145,372
Pro forma total stockholders’ equity(3)	306,182	212,775	215,327	199,719	185,239

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.04%	1.12%	0.93%	1.02%	0.95%
Return on average stockholders’ equity(1)	10.94%	13.63%	11.40%	13.30%	13.00%
Net interest margin(4)	3.98%	3.94%	3.85%	3.60%	3.78%
Efficiency ratio(5)	75.29%	77.64%	77.87%	77.01%	78.33%
Pro Forma Information as if a C Corporation:(6)
Net income	29,220	20,757	17,580	19,652	17,073
Income tax expense (benefit)	7,481	4,632	6,162	6,526	5,973
Earnings per share (basic)	1.74	1.41	1.19	1.32	1.14
Earnings per share (diluted)	1.71	1.41	1.19	1.31	1.13
Return on average assets	1.04%	0.79%	0.69%	0.77%	0.71%
Return on average stockholders’ equity(1)	10.94%	9.66%	8.48%	10.02%	9.68%
Credit Quality Ratios:
Nonperforming assets to total assets(7)	0.24%	0.34%	0.65%	0.60%	0.65%
Nonperforming loans to total loans held for investment	0.28	0.36	0.76	0.43	0.52
Allowance for loan losses to nonperforming loans(8)	400.28	332.56	154.38	294.29	275.07
Allowance for loan losses to total loans held for investment	1.13	1.18	1.17	1.27	1.44
Net loan charge-offs to average loans	0.09	0.27	0.21	0.30	0.27
Capital Ratios:
Total stockholders’ equity to total assets(1)	9.46%	7.84%	8.37%	7.99%	7.30%
Tangible common equity to tangible assets(2)	8.69	7.84	8.37	7.99	7.30
Common equity tier 1 capital ratio	11.06	9.91	10.78	10.91	9.96
Tier 1 leverage ratio	11.37	9.63	10.06	9.56	9.34
Tier 1 risk-based capital ratio	12.85	11.98	13.02	13.38	12.41
Total risk-based capital ratio	14.88	14.28	15.15	15.69	14.79

(1)	Reflects the Company’s pro forma total stockholders’ equity.
(2)
Represents a non-GAAP financial measure. We did not have any goodwill or other intangible assets as of the years ended December 31, 2015 to 2018. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(3)
In accordance with provisions of the Internal Revenue Code applicable to private companies, prior to our listing on the NASDAQ Global Select Market, the terms of our ESOP provided that ESOP participants had the right, for a specified period of time, to require us to repurchase shares of our common stock that are distributed to them by the ESOP. As a result, for the periods prior to our listing on the NASDAQ Global Select Market, the shares of common stock held by the ESOP are deducted from stockholders’ equity in our consolidated balance sheet. This repurchase right terminated upon the listing of our common stock on the NASDAQ Global Select Market in May 2019.

(4)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.
(5)	The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income.
(6)
The Company calculates its pro forma C Corporation net income, return on average assets, return on average stockholders’ equity and earnings per share by adding back its franchise S Corporation tax to net income, and using tax rates for Federal income taxes of 35.0% prior to January 1, 2018 and 21.0% after January 1, 2018. This calculation reflects only the revocation of the Company’s status as an S Corporation and does not give effect to any other transaction. As our state income taxes are insignificant, they are not reflected in these calculations.

(7)	Nonperforming assets consist of nonperforming loans plus OREO.
(8)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Except as required by law, we assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned subsidiary, City Bank, is one of the largest independent banks in West Texas. We have additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station Texas markets, and the Ruidoso and Eastern New Mexico markets. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

Acquisition Activities

On November 12, 2019, we completed our acquisition of WTSB. We paid cash of $76.1 million to the shareholders of WTSB. After the merger of WTSB into City Bank, we now have six branches in the Permian Basin region. For more information about the acquisition, see “Business—Acquisition Activities” and “Financial Statements and Supplementary Data – Note 20. Business Combinations.”

Termination of Subchapter S Corporation Status

Beginning January 1, 1998, the Company elected to be taxed for U.S. federal income tax purposes as an S Corporation under the provisions of Sections 1361 to 1379 of the Code. While we were an S Corporation, our net income was not subject to, and we did not pay, U.S. federal income tax, and no provision or liability for U.S. federal income tax was included in our consolidated financial statements. Instead, for U.S. federal income tax purposes our taxable income was “passed through” to our shareholders.

Effective May 31, 2018, the Company revoked its election to be taxed as an S Corporation, we became taxed as a C Corporation under the provisions of Sections 301 to 385 of the Code, and we established a deferred tax asset to reflect the S Corporation revocation. Thus, our net income is now subject to U.S. federal income tax and we bear the liability for those taxes.

As a result of the revocation of our S Corporation election, the net income and earnings per share data presented in our historical financial statements for the years ended December 31, 2015, 2016, 2017 and 2018, which do not include any provision for federal income taxes for S Corporation periods, will not be comparable with our historical financial statements for the year ended December 31, 2019, or our future net income and earnings per share, which will be calculated by including a provision for federal income taxes. Unless otherwise stated, all information in this Report, including consolidated net income, return on average assets, return on average shareholders’ equity and earnings per share, is presented as if we had converted from an S Corporation to a C Corporation at the beginning of each respective period using a statutory tax rate for federal income taxes of 35.0% prior to January 1, 2018 and 21.0% after January 1, 2018.

Highlights

Net income for the year ended December 31, 2019 was $29.2 million, or $1.71 per diluted share, compared to $20.8 million, or $1.41 per diluted share, for the year ended December 31, 2018. The increase in net income was primarily the result of an improvement of $9.0 million in net interest income, increased noninterest income of $4.5 million, and a reduction of $4.1 million in the provision for loan losses, offset by an increase of $6.3 million in noninterest expense and an increase of $2.8 million in income tax expense.

Return on average assets was 1.04% and return on average equity was 10.94% for the year ended December 31, 2019, compared to 0.79% and 9.66%, respectively, for the year ended December 31, 2018. The increase in return on average assets was primarily due to the increase in net income of 40.8%, relative to a smaller increase of 7.5% for total average assets.

Our net interest margin was 3.98% for the year ended December 31, 2019, compared to 3.94% for the year ended December 31, 2018. The net interest margin increased primarily as a result of improvements in loan yields, partially offset by higher interest rates paid on deposit accounts.

Our total assets increased $524.4 million, or 19.3%, to $3.24 billion at December 31, 2019 as compared to $2.71 billion at December 31, 2018. Our gross loans held for investment increased $186.4 million, or 9.5%, to $2.14 billion at December 31, 2019, compared to $1.96 billion at December 31, 2018. Total deposits increased $419.4 million, or 18.4% to $2.70 billion at December 31, 2019, compared to $2.28 billion at December 31, 2018. The increase in total assets, loans, and deposits was primarily the result of the WTSB acquisition, which provided $447.2 million in assets, $196.2 million in loans, and $386.2 million in deposits, as well as organic growth of the Company.

Results of Operations for the Years Ended December 31, 2019 and 2018

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

	Year Ended December 31,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,997,783	$117,074	5.86%	$1,921,221	$105,897	5.51%
Investment securities – taxable	317,947	8,608	2.71	209,631	5,392	2.57
Investment securities – non-taxable	37,232	1,289	3.46	101,778	3,635	3.57
Other interest-earning assets (2)	284,031	6,412	2.26	218,777	4,120	1.88
Total interest-earning assets	2,636,993	133,383	5.06	2,451,407	119,044	4.86
Noninterest-earning assets	182,967			172,489
Total assets	$2,819,960			$2,623,896

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,448,320	$16,436	1.13%	$1,386,171	$13,005	0.94%
Time deposits	319,811	6,055	1.89	313,298	4,556	1.45
Short-term borrowings	16,231	290	1.79	18,334	265	1.45
Notes payable & other longer-term borrowings	95,054	2,024	2.13	95,000	1,786	1.88
Subordinated debt securities	26,786	1,616	6.03	21,529	1,046	4.86
Junior subordinated deferrable interest debentures	46,393	1,946	4.19	46,393	1,824	3.93
Total interest-bearing liabilities	$1,952,595	$28,367	1.45	$1,880,725	$22,482	1.20

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$570,428			$495,808
Other liabilities	29,891			32,535
Total noninterest-bearing liabilities	600,319			528,343
Shareholders’ equity	267,046			214,828
Total liabilities and shareholders’ equity	$2,819,960			$2,623,896

Net interest income		$105,016			$96,562
Net interest spread			3.61%			3.66%
Net interest margin(3)			3.98%			3.94%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volume and rate have been allocated to volume.

	Year Ended December 31,
	2019 over 2018
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,220	$6,957	$11,177
Investment securities – taxable	2,786	430	3,216
Investment securities – non-taxable	(2,305)	(41)	(2,346)
Other interest-earning assets	1,229	1,063	2,292
Total increase (decrease) in interest income	5,930	8,409	14,339

Interest-bearing liabilities:
NOW, Savings, MMDAs	583	2,848	3,431
Time deposits	95	1,404	1,499
Short-term borrowings	(30)	55	25
Notes payable & other borrowings	1	237	238
Subordinated debt securities	255	315	570
Junior subordinated deferrable interest debentures	—	122	122
Total increase (decrease) interest expense:	904	4,981	5,885

Increase (decrease) in net interest income	$5,026	$3,428	$8,454

Net interest income for the year ended December 31, 2019 was $104.6 million compared to $95.6 million for the year ended December 31, 2018, an increase of $9.0 million, or 9.4%. The increase in net interest income was comprised of a $14.9 million, or 12.6%, increase in interest income offset by a $5.9 million, or 26.2%, increase in interest expense. The growth in interest income was primarily attributable to a $76.6 million, or 4.0%, increase in average loans outstanding for the year ended December 31, 2019, compared to 2018, and by a 35 basis points increase in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth, during the second half of 2018 as well as the loans acquired from WTSB in November 2019. The increase in interest expense for the year ended December 31, 2019 was primarily related to a 25 basis points increase in the rate paid on interest-bearing liabilities and an increase of $68.7 million, or 4.0%, in average interest-bearing deposits over the same period in 2018. Additionally, average noninterest-bearing demand deposits increased to $570.4 million in 2019 from $495.8 million in 2018. The increase in deposits from 2018 to 2019 was due primarily to the deposits acquired from WTSB in November 2019. For the year ended December 31, 2019, net interest margin and net interest spread were 3.98% and 3.61%, respectively, compared to 3.94% and 3.66% for the same period in 2018, which reflects the increases in interest income discussed above relative to the increases in interest expense.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas. See “Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Polices.” for more detailed discussion.

The provision for loan losses for the year ended December 31, 2019 was $2.8 million compared to $6.9 million for the year ended December 31, 2018. The higher provision in 2018 was primarily due to the need to fund the allowance for loan losses after a $3.6 million charge-off on one borrower and the organic growth of the overall loan portfolio in 2018. Net charge-offs decreased $3.5 million during 2019 as compared to 2018.

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

Noninterest income for the year ended December 31, 2019 was $56.6 million compared to $52.1 million for the year ended December 31, 2018, an increase of $4.5 million, or 8.7%. The following table sets forth the major components of our noninterest income for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,130	$7,813	$317
Income from insurance activities	7,015	7,128	(113)
Bank card services and interchange fees	8,692	8,845	(153)
Mortgage banking activities	25,126	21,384	3,742
Investment commissions	1,709	1,779	(70)
Fiduciary income	2,306	1,441	865
Other income and fees(1)	3,654	3,731	(77)
Total noninterest income	$56,632	$52,121	$4,511

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Income from service charges on deposit accounts include fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $317,000, or 4.1%, to $8.1 million for the year ended December 31, 2019 from $7.8 million for the year ended December 31, 2018. The increase was primarily a result of changes made to our overdraft privilege program during 2018 as well fees from WTSB acquired accounts in November 2019.

Income from insurance activities is primarily derived from our insurance agency subsidiary, Windmark. Insurance income decreased $113,000, or 1.6%, to $7.0 million for the year ended December 31, 2019 from $7.1 million for the year ended December 31, 2018. This small decrease was primarily attributable to a reduction in commissions from the crop/hail sector of the business during 2019.

Income from mortgage banking activities includes gains on the sale of mortgage loans originated for sale in the secondary market, servicing income on mortgages sold with retained servicing, and related mortgage loan service charges. Income from mortgage banking activities increased $3.7 million, or 17.5%, to $25.1 million for the year ended December 31, 2019 from $21.4 million for the year ended December 31, 2018. The increase was due primarily to an increase in net gain on sales of loans of $3.8 million from 2018 to 2019 as a result of an increase of $98.2 million in sales of mortgage loans. Production of mortgage loans increased by 17.6% from 2018 to 2019.

Fiduciary income is fees generated from our trust division. Our fiduciary income for the year ended December 31, 2019 was $2.3 million, an increase of $865,000, or 60.0%, from $1.4 million for the year ended December 31, 2018. The increase was primarily due to new customer acquisition with estate executorship and trust management as the primary services in 2019.

Other noninterest income remained flat at $3.7 million for the year ended December 31, 2019 and for the year ended December 31, 2018.

Noninterest Expense

Noninterest expense for 2019 was $121.7 million compared to $115.4 million for 2018, an increase of $6.3 million, or 5.4%. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$75,392	$71,778	$3,614
Occupancy expense, net	13,572	13,571	1
Professional services	7,334	6,734	600
Marketing and development	3,017	3,050	(33)
IT and data services	2,830	2,233	597
Bankcard expenses	3,346	2,743	603
Appraisal expenses	1,625	1,353	272
Other expenses(1)	14,591	13,981	610
Total noninterest expense	$121,707	$115,443	$6,264

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Salaries and employee benefits include (i) amounts paid to employees for base pay, commissions, incentive compensation, and bonuses, (ii) health and other related insurance paid by the Bank on behalf of our employees, and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $3.6 million, or 5.0%, from $71.8 million for the year ended December 31, 2018 to $75.4 million for the year ended December 31, 2019. The increase was primarily due to an increase in commissions paid of $1.1 million for mortgage originations, broker services, and insurance sales during 2019. Additionally, was there was a $1.1 million increase in personnel expense related to the WTSB acquisition. Further, there was an increase of $1.0 million in non-commission salary and employee benefit expenses related to our mortgage origination company acquisition, which was completed in November 2018.

Net occupancy expenses are comprised of depreciation on property, premises, equipment and software, rent expense for leased facilities and equipment, maintenance agreements on equipment and software, property taxes, and other expenses related to maintaining owned or leased assets. Net occupancy expense for the year ended December 31, 2019 was $13.6 million, which is comparable to $13.6 million for the year ended December 31, 2018.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $600,000 in 2019. This increase was primarily due to additional expenses related to the Company’s acquisition of WTSB as well as consulting expenses incurred in connection with the preparation for the current expected credit loss accounting standard and enhancements to the Company’s credit underwriting and monitoring systems. IT and data services increased $597,000 in 2019 primarily as the result of the WTSB and mortgage origination company acquisitions. Other noninterest expense increased $610,000 in 2019 primarily due to $356,000 in amortization on the core deposit intangible and other amortizable intangible assets acquired in 2019.

Financial Condition

Our total assets increased $524.4 million, or 19.3%, to $3.24 billion at December 31, 2019 as compared to $2.71 billion at December 31, 2018. Our gross loans held for investment increased $186.4 million, or 9.5%, to $2.14 billion at December 31, 2019, compared to $1.96 billion at December 31, 2018. Total deposits increased $419.4 million, or 18.4% to $2.70 billion at December 31, 2019, compared to $2.28 billion at December 31, 2018. The increase in total assets, loans, and deposits was primarily the result of the WTSB acquisition, which provided $447.2 million in assets, $196.2 million in loans, and $386.2 million in deposits, as well as organic growth of the Company.

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

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$658,195	30.7%	$538,037	27.5%	$506,894	27.6%	$462,495	27.9%	$490,938	29.3%
Commercial – specialized	309,505	14.4	305,022	15.6	329,119	17.9	309,279	18.6	329,561	19.6
Commercial – general	441,398	20.6	427,728	21.9	410,057	22.3	395,949	23.8	395,938	23.6
Consumer:
1-4 family residential	362,796	16.9	346,153	17.7	313,350	17.0	297,944	17.9	291,099	17.3
Auto loans	215,209	10.0	191,647	9.8	146,622	8.0	76,215	4.6	66,710	4.0
Other consumer	74,000	3.5	70,209	3.6	66,191	3.6	62,097	3.7	64,057	3.8
Construction	82,520	3.8	78,401	4.0	65,922	3.6	57,207	3.4	41,011	2.4
Gross loans	2,143,623	100.0%	1,957,197	100.0%	1,838,155	100.0%	1,661,186	100.0%	1,679,314	100.0%
Allowance for loan losses	(24,197)		(23,126)		(21,461)		(21,174)		(24,220)
Net loans	$2,119,426		$1,934,071		$1,816,694		$1,640,012		$1,655,094

Gross loans increased $186.4 million, or 9.5%, to $2.14 billion at December 31, 2019 as compared to $1.96 billion at December 31, 2018. This increase in our loans was due to $196.2 million in loans acquired from WTSB in November 2019 and organic loan growth, partially offset by a decrease of $19.5 million in agricultural production loans at December 31, 2019.

The following tables show the contractual maturities of our gross loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2019 and December 31, 2018:

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial real estate	$40,447	$47,455	$107,589	$130,381	$27,408	$304,915	$658,195
Commercial - specialized	35,815	98,369	51,411	46,708	12,986	64,216	309,505
Commercial - general	31,148	34,654	82,977	67,434	27,434	197,751	441,398
Consumer:
1-4 family residential	25,210	8,539	74,562	10,261	154,625	89,599	362,796
Auto loans	1,561	42	143,776	33	69,797	—	215,209
Other consumer	3,874	2,952	37,796	235	29,077	66	74,000
Construction	33,560	28,147	1,829	818	—	18,166	82,520
Gross loans	$171,615	$220,158	$499,940	$255,870	$321,327	$674,713	$2,143,623

	As of December 31, 2018
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial real estate	$45,345	$34,071	$127,377	$81,068	$8,380	$241,796	$538,037
Commercial - specialized	13,446	132,050	64,373	31,684	8,166	55,303	305,022
Commercial - general	27,669	37,546	69,210	63,962	11,148	218,193	427,728
Consumer:
1-4 family residential	20,772	9,302	63,141	15,455	163,841	73,642	346,153
Auto loans	1,176	—	120,008	—	70,463	—	191,647
Other consumer	3,399	1,734	35,432	127	29,377	140	70,209
Construction	30,582	23,642	6,975	4,591	—	12,611	78,401
Gross loans	$142,389	$238,345	$486,516	$196,887	$291,375	$601,685	$1,957,197

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 65.5% of our gross loans were secured by real property as of December 31, 2019, compared to 64.9% as of December 31, 2018. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 30.7% of gross loans as of December 31, 2019 and represented 27.5% of gross loans as of December 31, 2018. The ratio of our commercial real estate loans to Bank total capital was 198.97% as of December 31, 2019 and 208.02% as of December 31, 2018, well below the 300% concentration limit included in regulatory guidance. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $120.2 million, or 22.3%, to $658.2 million as of December 31, 2019 from $538.0 million as of December 31, 2018. The increase in commercial real estate loans during this period was mostly driven by the $111.4 million of acquired loans from WTSB in November 2019. As of December 31, 2019, our commercial real estate portfolio was comprised of $458.6 million in non-owner occupied commercial real estate loans and $199.6 million in commercial construction loans.

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

Commercial general loans increased $13.7 million, or 3.2%, to $441.4 million as of December 31, 2019 from $427.7 million as of December 31, 2018 primarily due to $32.4 million of acquired loans from WTSB in November 2019 in addition to organic growth in this sector, partially offset by early payoffs of $34.9 million on three customer relationships during 2019. As of December 31, 2019, our commercial general portfolio was comprised of $183.3 million in owner-occupied commercial real estate and $258.1 million in other commercial general loans.

Commercial specialized loans increased $4.5 million, or 1.5%, to $309.5 million as of December 31, 2019 from $305.0 million as of December 31, 2018 primarily due to $39.8 million of acquired loans from WTSB in November 2019, partially offset by a $19.5 million reduction in agricultural production loans. The largest sector of the loans acquired from WTSB was $34.3 million in energy loans. The reduction in agricultural production loans was primarily the result of earlier paydowns due to economic conditions as well $8.1 million in payoffs on two borrowers who had experienced credit deterioration. As of December 31, 2019, our commercial specialized portfolio was comprised of $131.2 million agricultural production loans, $60.5 million in farmland loans, $61.3 million in energy loans, and $56.5 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $44.0 million, or 7.24%, to $652.0 million as of December 31, 2019, from $608.0 million as of December 31, 2018. The increases in these loans were primarily a result of continued expansion of lending in the indirect dealer loan portfolio, primarily in the Lubbock/South Plains market, as well as $12.0 million of acquired loans from WTSB in November 2019. As of December 31, 2019, our consumer loan portfolio was comprised of $362.8 million in 1-4 family residential loans, $215.2 million in indirect auto loans, and $74.0 million in other consumer loans.

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

Construction loans increased $4.1 million, or 5.25%, to $82.5 million as of December 31, 2019 from $78.4 million as of December 31, 2018. The increase was due to $4.1 million of acquired loans from WTSB in November 2019.

Loan Participations

In the normal course of business, the Company periodically sells participating interests in loans to other banks and investors. All participations are sold on a proportionate (pro-rata) basis with all cash flows divided proportionately among the participating interest holders in an amount subordinate to the interest of another and no party has the right to pledge or exchange the entire financial asset without the consent of all the participating interest holders. Other than standard 90-day prepayment provisions and standard representations and warranties, participating interests are sold without recourse. At December 31, 2019 and 2018, the portion of loans participated to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $91.8 million and $106.5 million, respectively. At December 31, 2019 and 2018, purchased loan participations totaled $29.7 million and $37.7 million, respectively.

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

The allowance for loan losses was $24.2 million at December 31, 2019 compared to $23.1 million at December 31, 2018, an increase of $1.1 million, or 4.6%. The increase was primarily due to an increase in the overall size of the loan portfolio. The allowance for loan losses as a percentage of gross loans was 1.13% at December 31, 2019 and 1.18% at December 31, 2018. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects that loans acquired in the WTSB transaction were recorded at fair value without an allowance at acquisition date.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans outstanding(1)	$1,997,783	$1,921,221	$1,790,201	$1,689,915	$1,655,441

Gross loans held for investment outstanding at period end	$2,143,623	$1,957,197	$1,838,155	$1,661,186	$1,679,314

Allowance for loan losses at beginning of the period	$23,126	$21,461	$21,174	$24,220	$27,940
Charge offs:
Commercial real estate	—	1,540	18	43	3,554
Commercial – specialized	355	115	173	2,429	493
Commercial – general	306	4,291	2,658	2,143	1,685
Consumer:
1-4 family residential	436	272	387	63	667
Auto loans	1,067	972	875	656	370
Other consumer	1,034	941	1,495	1,281	1,424
Construction	75	15	—	130	—
Total charge-offs	3,273	8,146	5,606	6,745	8,193

Recoveries:
Commercial real estate	431	1,622	103	685	2,463
Commercial – specialized	124	87	790	235	42
Commercial – general	533	774	567	495	833
Consumer:
1-4 family residential	61	74	80	5	77
Auto loans	182	165	149	50	93
Other consumer	214	188	238	260	183
Construction	—	—	—	—	1
Total recoveries	1,545	2,910	1,927	1,730	3,692
Net charge-offs	(1,728)	(5,236)	(3,679)	(5,015)	(4,501)

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Provision for loan losses	2,799	6,901	3,966	1,969	781
Balance at end of period	$24,197	$23,126	$21,461	$21,174	$24,220

Ratio of allowance to period end loans held for investment	1.13%	1.18%	1.17%	1.27%	1.44%
Ratio of net charge-offs to average loans(1)	0.09%	0.27%	0.21%	0.30%	0.27%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs for 2019 totaled $1.7 million, a decrease of $3.5 million from 2018. This decrease was primarily due to a $3.6 million charge-off on one borrower in 2018 in the commercial – general sector of our loan portfolio.

While the entire allowance is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of allowance in each classification to total allowance:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$5,049	20.9%	$5,579	24.1%	$3,769	17.6%	$4,049	19.1%	$8,457	34.9%
Commercial – specialized	2,287	9.5	2,516	10.9	2,367	11.0	3,474	16.4	3,411	14.1
Commercial – general	9,609	39.7	8,173	35.3	10,151	47.3	9,589	45.3	9,117	37.7
Consumer:
1-4 family residential	2,093	8.6	2,249	9.6	1,787	8.3	1,555	7.4	1,619	6.6
Auto loans	3,385	14.0	2,994	12.9	2,068	9.7	1,272	6.0	715	3.0
Other consumer	1,341	5.5	1,192	5.2	971	4.5	1,083	5.1	752	3.1
Construction	433	1.8	423	1.8	348	1.6	152	0.7	149	0.6
Total allowance for loan losses	$24,197	100.0%	$23,126	100.0%	$21,461	100.0%	$21,174	100.0%	$24,220	100.0%

Nonperforming Loans

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. OREO totaled $1.7 million at December 31, 2019 which included $1.1 million in construction, land development and other land held and $529,000 in non-farm nonresidential properties. OREO totaled $2.3 million at December 31, 2018 which included $225,000 in construction, land development and other land held and $1.7 million in non-farm nonresidential properties.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO.

Nonperforming loans were $6.0 million at December 31, 2019 and $7.0 million at December 31, 2018. The decrease in the year ended December 31, 2019 was primarily due to the resolution of one commercial relationship totaling $2.1 million that was in nonaccrual status in 2018 due to default. This credit paid off in 2019 and we collected full principal and interest. This decrease was partially offset by several smaller credits being past due ninety days or more as of December 31, 2019.

At December 31, 2019, our total nonaccrual loans were $4.7 million as compared to $6.4 million at December 31, 2018. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of December 31, 2019 to cover any probable loss.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of December 31, 2019 and 2018:

	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
December 31, 2019
Commercial real estate	$657,880	37	116	162	658,195
Commercial – specialized	307,625	708	—	1,172	309,505
Commercial – general	437,397	1,747	—	2,254	441,398
Consumer:
1-4 family residential	359,547	1,212	932	1,105	362,796
Auto loans	213,558	1,468	183	—	215,209
Other consumer	73,031	848	121	—	74,000
Construction	81,361	1,159	—	—	82,520
Total loans	$2,130,399	$7,179	$1,352	$4,693	$2,143,623

	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
December 31, 2018
Commercial real estate	$536,072	$1,748	$—	$217	$538,037
Commercial – specialized	301,480	992	—	2,550	305,022
Commercial – general	422,969	2,625	—	2,134	427,728
Consumer:
1-4 family residential	342,613	1,611	440	1,489	346,153
Auto loans	190,772	825	50	—	191,647
Other consumer	69,252	883	74	—	70,209
Construction	78,401	—	—	—	78,401
Total loans	$1,941,559	$8,684	$564	$6,390	$1,957,197

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans	$4,693	$6,390	$12,704	$6,187	$8,046
Past due loans 90 days or more and still accruing	1,352	564	1,197	1,008	759
Total nonperforming loans	6,045	6,954	13,901	7,195	8,805
Other real estate owned	1,883	2,285	2,830	7,849	7,681
Total nonperforming assets	$7,928	$9,239	$16,731	$15,044	$16,486

Restructured loans - nonaccrual(1)	$436	$494	$549	$671	$2,386
Restructured loans - accruing	$1,804	$3,351	$3,592	$7,817	$9,906

Nonperforming loans to gross loans	0.28%	0.36%	0.76%	0.43%	0.52%
Nonperforming assets to total loans and OREO	0.37%	0.47%	0.91%	0.90%	0.98%
Allowance for loan losses to nonperforming loans	400.28%	332.56%	154.38%	294.29%	275.07%
Allowance for loan losses to gross loans	1.13%	1.18%	1.17%	1.27%	1.44%
Nonaccrual loans by category:
Commercial real estate	$162	$217	$5,558	$662	$4,858
Commercial – specialized	1,172	2,550	1,587	858	1,110
Commercial – general	2,254	2,134	3,385	3,249	553
Consumer:
1-4 family residential	1,105	1,489	2,088	1,293	1,475
Auto loans	—	—	11	23	46
Other consumer	—	—	—	7	4
Construction	—	—	75	95	—
Total	$4,693	$6,390	$12,704	$6,187	$8,046

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

Troubled Debt Restructurings

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

We had no loans restructured as TDRs during 2019 or 2018. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

Credit Quality

In addition to the past due and nonaccrual criteria, the Company also evaluates loans according to its internal risk grading system. Loans are segregated between pass, special mention, substandard, doubtful and loss categories. The definitions of those categories are as follows:

Pass: Loans that do not fit any of the other categories listed below and for which likelihood of loss is considered to be remote.

Special mention: Loans with potential for deteriorating into a substandard classification without close supervision and monitoring. Loans remain in this category on a temporary basis and should be reclassified up or down, depending on improvement or continued deterioration.

Substandard: Loans not adequately protected by sound current net worth or adequate repayment capacity of the borrower and/or of the collateral pledged. Substandard loans have well defined weaknesses that jeopardize the liquidation of the classified debt. A potential for loss exists if the deficiencies or weaknesses are not recognized and corrected. Substandard loans can be accruing or placed on nonaccrual based on the individual circumstances of each loan.

Doubtful: Doubtful loans have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. All doubtful loans are on nonaccrual.

Loss: Loans that are considered uncollectible and of such little value that their continuance as an active bank-owned asset is not warranted. These loans are immediately charged off.

Outstanding loan balances categorized by internal risk grades as of December 31, 2019 and December 31, 2018 are summarized as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial – specialized	307,239	—	2,266	—	309,505
Commercial – general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2018
Commercial real estate	$514,249	$17,300	$6,488	$—	$538,037
Commercial – specialized	301,289	—	3,733	—	305,022
Commercial – general	415,675	1,449	10,604	—	427,728
Consumer:
1-4 family residential	340,836	—	5,317	—	346,153
Auto loans	191,435	—	212	—	191,647
Other consumer	70,075	—	134	—	70,209
Construction	78,401	—	—	—	78,401
Total	$1,911,960	$18,749	$26,488	$—	$1,957,197

The following table shows all loans, including nonaccrual loans, by classification and aging, as of December 31, 2019 and 2018:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2019
Current	$2,088,827	$22,313	$19,259	$—	$2,130,399
Past due 30 – 89 days	6,140	—	1,039	—	7,179
Past due 90+ days	89	—	1,263	—	1,352
Nonaccrual	—	—	4,693	—	4,693
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

December 31, 2018
Current	$1,905,405	$18,749	$17,405	$—	$1,941,559
Past due 30-89 days	6,499	—	2,185	—	8,684
Past due 90+ days	56	—	508	—	564
Nonaccrual	—	—	6,390	—	6,390
Total	$1,911,960	$18,749	$26,488	$—	$1,957,197

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

The securities portfolio consists of securities classified as either held-to-maturity or available-for-sale. Securities consist primarily of state and municipal securities, mortgage-backed securities and U.S. government sponsored agency securities. We determine the appropriate classification at the time of purchase. All held-to-maturity securities are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. All available-for-sale securities are reported at fair value.

Total securities at December 31, 2019 were $707.7 million, representing an increase of $369.5 million, or 109.2%, compared to $338.2 billion at December 31, 2018. The increase was the result of the decision to invest existing liquidity of the Bank as well as the excess liquidity acquired from WTSB. The additional securities purchased were primarily mortgage-backed securities, collateralized mortgage obligations, and state and municipal securities.

During 2018, all 122 securities designated as held-to-maturity were transferred to available-for-sale based on ASU 2017-12. These securities had a book value of $75.2 million and a fair value of $77.6 million as of January 1, 2018, the effective date of the transfer. The unrealized gain is recorded in the change in unrealized loss on securities in other comprehensive income.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	$4,807	$57	$84,765	$84,707	$(58)
State and municipal	94,512	94,692	180	32,205	32,310	105
Mortgage-backed securities	463,899	464,516	617	184,267	182,256	(2,011)
Collateralized mortgage obligations	107,443	107,289	(154)	—	—	—
Asset-backed and other amortizing securities	35,833	36,346	513	39,799	38,923	(876)
Total available-for-sale	$706,437	$707,650	$1,213	$341,036	$338,196	$(2,840)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2019, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dated presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—	$4,750	2.75	$—	—	$—	—
State and municipal	470	4.00	1,028	1.71	14,206	2.08	78,808	2.90
Mortgage-backed securities	—	—	1,009	1.60	23,513	2.18	439,377	2.56
Collateralized mortgage obligations	—	—	—	—	—	—	107,443	2.26
Asset-backed and other amortizing securities	—	—	—	—	—	—	35,833	2.82
Total available-for-sale	$470	4.00%	$6,787	2.42%	$37,719	2.15%	$661,461	2.56%

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

Total deposits at December 31, 2019 were $2.70 billion, representing an increase of $419.4 million, or 18.4%, compared to $2.28 billion at December 31, 2018. As of December 31, 2019, 29.3% of total deposits were comprised of noninterest-bearing demand accounts, 57.5% of interest-bearing non-maturity accounts and 13.2% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	As of December 31,
	2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$570,428	—	$495,808	—
Interest-bearing deposits:
NOW and interest-bearing demand accounts	266,991	0.35%	272,676	0.37%
Savings accounts	71,754	0.20%	65,307	0.25%
Money market accounts	1,109,575	1.38%	1,048,188	1.13%
Time deposits	319,811	1.89%	313,298	1.45%
Total interest-bearing deposits	1,768,131	1.27%	1,699,469	1.03%
Total deposits	$2,338,559	0.96%	$2,195,277	0.80%

The following tables set forth the maturity of time deposits of $100,000 or more as of December 31, 2019:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$43,344	$43,359	$48,866	$133,535	$269,104

Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $719.1 million and $719.4 million, respectively. We had $20.0 million overnight funds borrowed at December 31, 2019. There were no overnight funds borrowed at December 31, 2018. We had $199.0 million and 199.0 million in off-balance sheet liabilities for letters of credit at December 31, 2019 and 2018, respectively. These letters of credit are used to pledge as collateral for public funds deposits. We had no short-term FHLB borrowings as of December 31, 2019 and 2018. We had long-term FHLB borrowings of $95.0 million as of December 31, 2019 and 2018, with an average interest rate of 2.27% and 1.40%, respectively. As of December 31, 2019 and 2018, total remaining borrowing capacity of $394.3 million and $425.4 million, respectively, was available under this arrangement. Our current FHLB borrowings mature within seven years.

The following table sets forth our FHLB borrowings as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Amount outstanding at year-end	$115,000	$95,000
Weighted average interest rate at year-end	1.64%	2.27%
Maximum month-end balance during the year	$115,000	$95,000
Average balance outstanding during the year	$95,055	$95,000
Weighted average interest rate during the year	2.13%	1.88%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $547.0 million and $532.0 million at December 31, 2019 and 2018, respectively. The line was not used at December 31, 2019 or 2018.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $135.0 million as of December 31, 2019 and 2018. The lines were not used at December 31, 2019 and 2018.

Subordinated Debt Securities. In January 2014, the Company issued $20.9 million in subordinated debt securities. These securities paid interest quarterly and were scheduled to mature January 2024. There was $14.4 million issued at an initial rate of 5.0% and $6.5 million issued at an initial rate of 4.0% at December 31, 2019. These rates were fixed for five years from issuance and would then float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. The securities were unsecured and could be called by the Company at any time after five years from issuance, and they qualified for tier 2 capital treatment, subject to regulatory limitations. In December 2018, we notified all holders of these subordinated debt securities that we intended to call these securities in January 2019 and provided holders the option to exchange those subordinated debt securities for newly-issued subordinated debt securities or to have their securities be redeemed. Holders of $13.4 million in subordinated debt securities elected to exchange their securities while holders of $7.5 million in subordinated debt securities elected to have their securities be redeemed. As a result, the outstanding balance of these securities at December 31, 2018 was $7.5 million.

In December 2018, the Company issued $26.5 million in subordinated debt securities, including $13.4 million issued in exchange for our previously issued notes as described above. $12.4 million of the securities have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. As of the date of this Report, we had approximately $26.5 million of subordinated debt outstanding.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2019 and 2018. Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 4.58%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	33-mo. LIBOR + 139 bps; 3.28%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 3.39%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2019.

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

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. The model is used to project future net interest income under a set of possible interest rate movements. The Company’s Investment/Asset Liability Committee reviews this information to determine if the projected future net interest income levels would be acceptable. The Company attempts to stay within acceptable net interest income levels.

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

Capital Requirements

Total shareholders’ equity increased to $306.2 million as of December 31, 2019, compared to $212.8 million as of December 31, 2018, taking into account the ESOP’s repurchase right termination, an increase of $93.4 million, or 43.9%.  The increase from December 31, 2018 was primarily the result of $51.4 million in net proceeds from the Company’s initial public offering, $29.2 million in net earnings for the year ended December 31, 2019, and the modification of the Company’s cash-settled stock appreciation rights that previously were accounted for as liabilities to equity classified stock options in the amount of $11.5 million.  The increases were offset by a $1.3 million cumulative-effect adjustment to retained earnings for a change in accounting principle.  This related to the Company changing the accounting method for its stock appreciation rights from the intrinsic value method to fair value.  See “Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” regarding further details on this change and “Financial Statements and Supplementary Data – Note 6. Stock-Based Compensation” for further details on the modification.

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of CET1 capital, tier 1 capital and total capital to risk-weighted assets and of tier 1 capital to average consolidated assets, referred to as the “leverage ratio.” For further information, see “Supervision and Regulation – Regulatory Capital Requirements” and “Supervision and Regulation – Prompt Corrective Action Framework.”

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”), and the total capital ratio remained at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common phased-in equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. We have included the 0.625% increase for 2018 and 2019 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.

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

At December 31, 2019, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2019, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below.

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well Capitalized”		Regulatory Capital Ratio Requirements, including fully phased- in Capital Conservation
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$373,684	14.88%	$263,769	10.50%	n/a	n/a	$263,769	10.50%
Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%	263,702	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	322,835	12.85%	213,527	8.50%	n/a	n/a	213,527	8.50%
Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%	213,473	8.50%
CET 1 capital (to risk-weighted assets)
Consolidated	277,835	11.06%	175,846	7.00%	n/a	n/a	175,846	7.00%
Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%	175,801	7.00%
Tier 1 capital (to average assets)
Consolidated	322,835	10.74%	120,219	4.00%	n/a	n/a	120,219	4.00%
Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%	121,235	4.00%

	Actual		Regulatory Capital Ratio Requirements		Minimum To be Considered “Well Capitalized”		Regulatory Capital Ratio Requirements, including fully phased- in Capital Conservation
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total capital (to risk-weighted assets)
Consolidated	$309,798	14.28%	$214,301	9.90%	n/a	n/a	$227,864	10.50%
Bank	294,572	13.58%	214,246	9.90%	$216,958	10.00%	227,806	10.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	260,020	11.98%	170,898	7.90%	n/a	n/a	184,462	8.50%
Bank	271,266	12.50%	170,855	7.90%	173,567	8.00%	184,415	8.50%
CET 1 capital (to risk-weighted assets)
Consolidated	215,020	9.91%	138,346	6.40%	n/a	n/a	151,910	7.00%
Bank	271,266	12.50%	138,311	6.40%	141,023	6.50%	151,871	7.00%
Tier 1 capital (to average assets)
Consolidated	260,020	9.63%	108,033	4.00%	n/a	n/a	108,033	4.00%
Bank	271,266	10.05%	107,940	4.00%	134,925	5.00%	107,940	4.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2019 and December 31, 2018:

	Payments Due at December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$217,527	$93,029	$45,467	$—	$356,023
Short-term borrowings	37,165	—	—	—	37,165
Notes payable and other long-term borrowings	20,000	—	—	75,000	95,000
Subordinated debt securities	—	—	—	26,472	26,472
Junior subordinated deferrable interest debentures	—	—	—	46,393	46,393
Operating lease commitments	1,613	2,687	1,721	4,367	10,388
Total contractual obligations	$276,305	$95,716	$47,188	$152,232	$571,441

	Payments Due at December 31, 2018
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$163,101	$53,737	$94,676	$23	$311,537
Short-term borrowings	17,705	—	—	—	17,705
Notes payable and other long-term borrowings	—	20,000	—	75,000	95,000
Subordinated debt securities	7,530	—	—	26,472	34,002
Junior subordinated deferrable interest debentures	—	—	—	46,393	46,393
Operating lease commitments	1,834	2,188	1,868	5,095	10,985
Total contractual obligations	$190,170	$75,925	$96,544	$152,983	$515,622

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2019	2018
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$409,969	$346,245
Standby letters of credit	10,748	5,062
Total	$420,717	$351,307

We use our line of credit with the FHLB to take out letters of credit. These letters of credit pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company. The amount of these letters of credit with the FHLB was $199.0 million and $199.0 million at December 31, 2019 and 2018, respectively.

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

Our exposure to interest rate risk is managed by the Investment/Asset/Liability Committee, or the ALCO Committee, in accordance with policies approved by the Bank’s Board. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2019	2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(2.44)	(0.95)
+200	(1.40)	(0.39)
+100	(0.71)	0.06
-100	(0.23)	(1.90)

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Report may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this Report when comparing such non-GAAP financial measures.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2019		2018
	(Dollars in thousands)
Total stockholders’ equity		$306,182	$212,775
Less: Goodwill and other intangibles		(27,389)	—
Tangible common equity	$	$ 278,793	$212,775

Total assets		$3,237,167	$2,712,745
Less: Goodwill and other intangibles		(27,389)	—
Tangible assets		$3,209,778	$2,712,745
Shares outstanding		18,036,115	14,771,520
Total stockholders’ equity to total assets		9.46%	7.84%
Tangible common equity to tangible assets		8.69%	7.84%
Book value per share		$16.98	$14.40
Tangible book value per share		$15.46	$14.40

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

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2019.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and in April 2016, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date. The FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for financial statements as of December 31, 2019 and for interim financial statements beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s operating results or financial condition as the majority of the Company’s revenue sources are covered by other sections of the FASB codification.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition. These amendments are effective for financial statements as of December 31, 2020 and for interim periods beginning January 1, 2021.

In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity securities, and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact adoption of ASU 2016-13 will have on its consolidated operating results and financial condition.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320). The FASB issued guidance to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have a material impact on the Company’s operating results or financial condition. These amendments are effective for financial statements as of December 31, 2019 and interim periods beginning January 1, 2020.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The FASB issued guidance to improve the financial reporting of hedging relationships to better portray economic results of an entity’s risk management activities in its financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. These amendments are effective for financial statements as of December 31, 2021 and for interim periods beginning January 1, 2022. The Company early adopted this standard and it did not have a material impact on the Company’s operating results or financial condition.

Item 8.	Financial Statements and Supplementary Data

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. South Plains Financial, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as South Plains Financial, Inc.’s auditor since 2018.

Fort Worth, Texas
March 25, 2020

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(In thousands except per share data)
Cash and due from banks	$56,246	$47,802
Interest-bearing deposits in banks	101,853	198,187
Cash and cash equivalents	158,099	245,989

Securities available for sale	707,650	338,196
Loans held for sale	49,035	38,382
Loans held for investment	2,143,623	1,957,197
Allowance for loan losses	(24,197)	(23,126)
Accrued interest receivable	13,924	12,957
Premises and equipment, net	61,873	59,787
Bank-owned life insurance	69,397	57,172
Goodwill	18,757	—
Intangible assets, net	8,632	—
Other assets	30,374	26,191
Total assets	$3,237,167	$2,712,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$790,921	$510,067
Interest-bearing	1,905,936	1,767,387
Total deposits	2,696,857	2,277,454

Short-term borrowings	37,165	17,705
Accrued expenses and other liabilities	29,098	29,416
Notes payable & other borrowings	95,000	95,000
Subordinated debt securities	26,472	34,002
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	2,930,985	2,499,970

Commitments and contingent liabilities
ESOP owned shares		58,195

Stockholders’ equity:
Common stock, $1 par value, 30,000,000 shares authorized; 18,036,115 issued in 2019 and 14,771,520 issued in 2018	18,036	14,772
Additional paid-in capital	140,492	80,412
Retained earnings	146,696	119,834
Accumulated other comprehensive income (loss)	958	(2,243)
	306,182	212,775

Less ESOP owned shares	—	58,195
Total stockholders’ equity	306,182	154,580
Total liabilities and stockholders’ equity	$3,237,167	$2,712,745

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018
	(In thousands except per share data)
Interest income:
Loans, including fees	$116,904	$105,710
Securities:
Taxable	8,890	5,577
Non taxable	1,018	2,872
Federal funds sold and interest-bearing deposits in banks	6,130	3,935
Total interest income	132,942	118,094

Interest expense:
Deposits	22,491	17,561
Notes payable & other borrowings	2,314	2,051
Subordinated debt securities	1,616	1,046
Junior subordinated deferrable interest debentures	1,946	1,824
Total interest expense	28,367	22,482

Net interest income	104,575	95,612
Provision for loan losses	2,799	6,901
Net interest income, after provision for loan losses	101,776	88,711

Noninterest income:
Service charges on deposit accounts	8,129	7,813
Income from insurance activities	7,016	7,128
Net gain on sales of loans	23,521	19,703
Bank card services and interchange fees	8,692	8,845
Investment commissions	1,710	1,779
Fiduciary fees	2,306	1,442
Other	5,259	5,411
Total noninterest income	56,633	52,121

Noninterest expense:
Salaries and employee benefits	75,392	71,778
Occupancy and equipment, net	13,572	13,571
Professional services	7,334	6,734
Marketing and development	3,017	3,050
IT and data services	2,830	2,233
Bank card expenses	3,346	2,743
Appraisal expenses	1,625	1,353
Other	14,592	13,981
Total noninterest expense	121,708	115,443

Income before income taxes	36,701	25,389
Income tax expense (benefit)	7,481	(3,901)
Net income	$29,220	$29,290

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

	Years Ended December 31,
	2019	2018
	(In thousands except per share data)
Earnings per share:
Basic	$1.74	$1.98
Diluted	$1.71	$1.98

Net income	$29,220	$29,290
Other comprehensive income (loss):
Change in net unrealized loss on securities available for sale	4,025	(1,773)
Reclassification adjustment for (gain) loss included in net income	28	(620)
Tax effect	(852)	596
Other comprehensive income (loss)	3,201	(1,797)
Comprehensive income	$32,421	$27,493

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Stock	Shares	Total
	(In thousands, except share data)
Balance at December 31, 2017	15,153,510	$15,154	$85,888	$120,589	$(446)	$—	$(5,858)	$(57,121)	$158,206
Net income	—	—	—	29,290	—	—	—	—	29,290
Cash dividends:
Common - $2.03 per share	—	—	—	(30,045)	—	—	—	—	(30,045)
Other comprehensive (loss), (net of tax)	—	—	—	—	(1,797)	—	—	—	(1,797)
Net change in value of ESOP shares	—	—	—	—	—	—	—	(1,074)	(1,074)
Extinguish treasury stock	(381,990)	(382)	(5,476)	—	—	—	5,858	—	—
Balance at December 31, 2018	14,771,520	14,772	80,412	119,834	(2,243)	—	—	(58,195)	154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	—	—	51,392
Net income	—	—	—	29,220	—	—	—	—	29,220
Cash dividends:
Common - $0.06 per share	—	—	—	(1,079)	—	—	—	—	(1,079)
Other comprehensive income, (net of tax)	—	—	—	—	3,201	—	—	—	3,201
Terminated ESOP put option	—	—	—	—	—	—	—	58,195	58,195
Exercise of employee stock options, net of 111,011 shares for cashless exercise and net of 18,894 shares for taxes	57,595	57	(408)	—	—	—	—	—	(351)
Stock-based compensation	—	—	853	—	—	—	—	—	853
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	—	—	(1,279)
Balance at December 31, 2019	18,036,115	$18,036	$140,492	$146,696	$958	$—	$—	$—	$306,182

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
	(In thousands except per share data)
Cash flows from operating activities:
Net income	$29,220	$29,290
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,799	6,901
Provision for foreclosed asset losses	—	285
Depreciation and amortization	5,225	5,185
Accretion and amortization	252	1,305
Other gains, net	40	(788)
Net gain on sales of loans	(23,521)	(19,703)
Proceeds from sales of loans held for sale	653,548	555,325
Loans originated for sale	(640,680)	(544,690)
Earnings on bank-owned life insurance	(1,293)	(1,282)
Stock-based compensation	853	—
Net change in:
Accrued interest receivable and other assets	(2,336)	(8,187)
Accrued expenses and other liabilities	6,377	3,279
Net cash from operating activities	30,484	26,920

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(489,032)	(539,091)
Sales	52,495	102,332
Maturities, prepayments, and calls	139,255	364,909
Maturities, prepayments, and calls of held to maturity securities	—	14,675
Loan originations and principal collections, net	5,572	(126,732)
Net cash received in business combinations	78,171	—
Purchases of premises and equipment, net	(3,997)	(3,134)
Proceeds from sales of premises and equipment	208	126
Proceeds from sales of foreclosed assets	3,835	2,823
Net cash from investing activities	(213,493)	(184,092)

Cash flows from financing activities:
Net change in deposits	33,227	123,373
Net change in short-term borrowings	19,460	2,155
Proceeds from common stock issuance, net	51,392	—
Payments to tax authorities for stock-based compensation	(351)	—
Proceeds from notes payable and other borrowings	—	13,115
Payments made on notes payable and other borrowings	(7,530)	—
Cash dividends on common stock	(1,079)	(30,045)
Net cash from financing activities	95,119	108,598

Net change in cash and cash equivalents	$(87,890)	$(48,574)
Beginning cash and cash equivalents	245,989	294,563
Ending cash and cash equivalents	$158,099	$245,989

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$28,125	$22,024
Income taxes paid	6,474	2,729
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	2,452	6,473
Financed foreclosed asset sales	—	4,019

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands except per share data)

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

Basis of Presentation and Consolidation – The consolidated financial statements (“CFS”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s CFS are prepared and presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes U.S. GAAP for nongovernmental entities.

Subsequent Events – The Company evaluated subsequent events for potential recognition and/or disclosure through March 25, 2020, the date the CFS were available to be issued.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Determination of the adequacy of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term; the valuation of foreclosed assets, stock-based compensation and fair values of financial instruments can also involve significant management estimates.

Change in Capital Structure – On March 11, 2019, the Company amended and restated its Certificate of Formation. The Amended and Restated Certificate of Formation increased the number of authorized shares of common stock, par value $1.00 per share, from 1,000,000 to 30,000,000.

The Company completed a 29-to-1 stock split of the Company’s outstanding shares of common stock for shareholders of record as of March 11, 2019. The stock split was payable in the form of a dividend on or about March 11, 2019. Shareholders received 29 additional shares for each share held as of the record date. All share and per share amounts in the CFS have been retroactively adjusted to reflect this stock split for all periods presented.

Stock Offering – The Company consummated the underwritten initial public offering of its common stock in May 2019. In connection with the initial public offering, the Company issued and sold 3,207,000 shares of its common stock, including 507,000 shares of common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, for aggregate net proceeds of $51.4.

Concentration of Credit Risk – The bank subsidiary is primarily involved in real estate, commercial, agricultural, and consumer lending activities with customers throughout Texas and Eastern New Mexico. Although the bank subsidiary has a diversified portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region which consist primarily of agribusiness, wholesale/retail, oil and gas and related business, healthcare industries, and institutions of higher education.

Risks and Uncertainties – The extent of the operational and financial impact the COVID-19 pandemic may have on the Company has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy. The Company is unable to accurately predict how COVID-19 will affect the results of its operations because the virus’s severity and the duration of the pandemic are uncertain.

Comprehensive Income – Comprehensive income is comprised of net income or loss and other comprehensive income or loss (“OCI”). Relevant examples of OCI items are unrealized holding gains and losses on securities available for sale, and subsequent decreases (if not an other-than-temporary impairment) or increases in the fair value of securities available for sale previously written down as impaired.

Cash and Cash Equivalents – The Company includes all cash on hand, balances due from other banks, and federal funds sold, all of which have original maturities within three months, as cash and cash equivalents in the accompanying CFS. Federal regulations require the bank subsidiary to set aside specified amounts of cash as reserves against transaction and time deposits, which fluctuate daily. These reserves may be held as cash on hand or on deposit with a district Federal Reserve Bank. Management believes that the bank subsidiary complies with these requirements.

Securities – Investment securities may be classified into trading, held to maturity (“HTM”) or available for sale (“AFS”) portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as trading or HTM are AFS and are reported at fair value with unrealized gains and losses excluded from earnings, but included in the determination of OCI. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.

When the fair value of a security is below its amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. The analysis considers (i) whether there is intent to sell securities prior to recovery and/or maturity, (ii) whether it is more likely than not that securities will have to be sold prior to recovery and/or maturity, and (iii) whether there is a credit loss component to the impairment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of a security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Nonmarketable Equity Securities – Securities with limited marketability, such as stock in the Federal Home Loan Bank of Dallas (“FHLB”), are carried at cost and are reported in other assets. Windmark Insurance Agency, Inc. owns 50% of WBSPF, LLC and accounts for its ownership using the equity method of accounting.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.

Loans are placed on nonaccrual status when, in management’s opinion, collection of interest is unlikely, which typically occurs when principal or interest payments are more than ninety days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The bank subsidiary’s loans are generally secured by specific items of collateral including real property, crops, livestock, consumer assets, and other business assets.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on various factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the bank subsidiary to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

The Company may modify its loan agreement with a borrower. The modification will be considered a troubled debt restructuring if the following criteria are met: (1) the borrower is experiencing a financial difficulty and (2) the Company makes a concession that it would not otherwise make. Concessions may include debt forgiveness, interest rate change, or maturity extension. Each of these loans is impaired and is evaluated for impairment, with a specific reserve recorded as necessary based on probable losses related to collateral and cash flow. A loan will no longer be required to be reported as restructured in calendar years following the restructure if the interest rate at the time of restructure is greater than or equal to the rate the Company was willing to accept for a new extension of credit with similar risk and the loan is in compliance with its modified terms.

Acquired Loans – Loans that the Company acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows.  To the extent that the expected cash flows of a loan have decreased due to credit deterioration, the Company then establishes an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20.  These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments.  Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans.  There is no allowance for loan losses established at the acquisition date for acquired performing loans.  An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company expects to fully collect the new carrying value (i.e. fair value) of the loans.  As such, the Company may no longer consider the loan to be nonaccrual or nonperforming at the date of acquisition and may accrue interest on these loans, including the impact of any accretable discount.  In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Servicing Rights – When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates present value of estimated future servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports change in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest income on the CFS. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing rights were $2.1 million and $1.3 at December 31, 2019 and 2018, respectively.

Servicing fee income, which is reported on the CFS as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan as recorded when income is earned. Servicing income was immaterial for the years ended December 31, 2019 and 2018.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Loans Held for Sale – Loans held for sale are comprised of residential mortgage loans. Loans that are originated for best efforts delivery are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. All other loans held for sale are carried at fair value. Loans sold are typically subject to certain indemnification provisions with the investor; management does not believe these provisions will have any significant consequences.

Premises and Equipment – Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method. Buildings and improvements are depreciated on a useful life up to 40 years. Furniture and equipment are depreciated on a useful life between 3 to 10 years.

Foreclosed Assets – Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the cost basis or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

Bank-Owned Life Insurance – The bank subsidiary has purchased life insurance policies on various officers and also is the beneficiary. These policies are issued by third party insurance companies. Assets are carried at the cash surrender value and changes in the cash surrender values are recognized in other noninterest income in the accompanying CFS.

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

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business  combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. Significantly all CDI is amortized using the sum of the years digits method.

The remaining other intangible assets consist of customer relationship and employment agreement intangible assets and are amortized over their estimated useful lives of 5 years.

Mortgage Banking Derivatives – Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market, forward commitments for the future delivery of these mortgage loans, and forward sales of mortgage-backed securities are accounted for as free standing derivatives. At the time of the interest rate lock, the Company determines whether the loan will be sold through a best efforts contract or a mandatory delivery contract.

In order to hedge the change in interest rates resulting from the commitments to fund the loans that will be sold through a best efforts contract, the Company enters into forward loans sales commitments for the future delivery of mortgage loans when interest rate locks are entered. At inception, these interest rate locks and the related forward loan sales commitments, adjusted for the expected exercise of the commitment before the loan is funded, are recorded with a zero value. Subsequent changes in fair value are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.

In order to hedge the change in interest rates resulting from all other mortgage commitments to funds loans, the Company enters into forward sales of mortgage-backed securities contracts. At inception, these interest rate locks are recorded at fair value and are adjusted for the expected exercise of the commitment before the loan is funded. Subsequent changes in fair value are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gain on sales of loans in the CFS.

Derivatives – At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Revenue Recognition – On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606),  and all subsequent ASU’s that modified Topic 606.  The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The majority of the Company’s revenues come from interest income and other sources, including loans, securities and derivatives, that are outside the scope of ASC 606. The Company’s services that fall within the scope of Topic 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposit accounts, bank card services and interchange fees, investment commissions, fiduciary fees, and the sale of OREO.   However, the recognition of these revenue streams did not change significantly upon the adoption of Topic 606.  Substantially all of the Company’s revenue is generated from contracts with customers.  Non-interest income streams within the scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts
The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Bank Card Services and Interchange Fees
The Company earns  bank card service and interchange fees from debit and credit cardholder transactions conducted through card payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Bank card services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees and service fees such as ATM use fees and are recognized at the time the transaction is executed.

Investment Commissions and Fiduciary Trust Fees
The Company earns investment commissions and fiduciary trust fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided include financial planning services and the fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered.

In addition, certain trust customers have contracted with the Company to provide trust dissolution services, which are based on a unitary management fee treated as a single performance obligation.  The Company’s performance obligation is satisfied over time based on the customer simultaneously receiving and consuming the benefits of the Company’s service.  The unitary management fee is treated as variable consideration  and is evaluated and included in the transaction price at the end of each reporting period (quarterly). Revenue is recognized based on a reasonable time based measure of progress towards the Company’s complete satisfaction of the performance obligation at the end of each respectable reporting period, with the unearned amount based on progress measure being included in deferred revenue.  This variable consideration and the amount of revenue recognized is evaluated quarterly until the Company has entirely fulfilled its performance obligation, at which time the remaining unearned revenue is recognized.

Gains/Losses on Sales of OREO
The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2019 and 2018.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered.  The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Insurance Activities
The Company’s primary source of revenues for insurance activities are commissions from underwriting enterprises, based on a percentage of premiums paid by clients. These commissions and fees revenues are substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client.  Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2019 and 2018 were approximately $2.2 million and $2.5 million, respectively.

Income Taxes – Effective May 31, 2018, the Company revoked its election to be taxed as an S Corporation, and became taxed as a C corporation under the provisions of Sections 301 to 385 of the Internal Revenue Code of 1986, as amended (the “Code”), and established a deferred tax asset of $6.7 million to reflect the S corporation revocation. Thus, net income is now subject to U.S. federal income tax and the Company bears the liability for those taxes. Subsequent to the revocation, the Company distributed $25.0 million to shareholders from its accumulated adjustments account to take advantage of special tax treatment.

In 2006, the State of Texas modified the franchise tax structure. The change was effective for franchise tax reports filed on or after January 1, 2008. The modified tax is an income tax for financial reporting purposes under GAAP and the Company and its subsidiaries are subject to the modified tax as a combined group.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Earnings per Share – Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share includes the dilutive effect of unearned ESOP shares, if applicable. Diluted earnings per share includes the dilutive effect of additional potential shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Fair Values of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect estimates.

Trust Assets – Custodial assets of City Bank’s trust department, other than cash on deposit at City Bank, if any, are not included in the accompanying CFS because they are not assets of City Bank.

Segment Information – The Company has two reportable segments: banking and insurance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassification – Certain amounts in the 2018 CFS have been reclassified to conform to the 2019 presentation.

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

Recent Accounting Pronouncements – Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition. These amendments are effective beginning January 1, 2021.

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

ASU 2016-15 Statement of Cash Flows (Topic 320). The FASB issued guidance to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have a material impact on the Company’s operating results or financial condition. We adopted the new standard effective January 1, 2019.

ASU 2017-12 Derivatives and Hedging (Topic 815). The FASB issued guidance to improve the financial reporting of hedging relationships to better portray economic results of an entity’s risk management activities in its financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early adopted this ASU in 2018 and it did not have a material impact on the Company’s operating results or financial condition.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at year-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
Available for sale:
U.S. government and agencies	$4,750	$57	$—	$4,807
State and municipal	94,512	1,091	(911)	94,692
Mortgage-backed securities	463,899	3,727	(3,110)	464,516
Collateralized mortgage obligations	107,443	15	(169)	107,289
Asset-backed and other amortizing securities	35,833	522	(9)	36,346
	$706,437	$5,412	$(4,199)	$707,650

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2018
Available for sale:
U.S. government and agencies	$84,765	$18	$(76)	$84,707
State and municipal	32,205	480	(375)	32,310
Mortgage-backed securities	184,267	29	(2,040)	182,256
Asset-backed and other amortizing securities	39,799	1	(877)	38,923
	$341,036	$528	$(3,368)	$338,196

The amortized cost and fair value of debt securities at December 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$470	$472
After 1 year through 5 years	5,778	5,842
After 5 years through 10 years	14,206	14,472
After 10 years	78,808	78,713
Other	607,175	608,151
	$706,437	$707,650

During 2018, all 122 securities designated as HTM were transferred to AFS based on ASU 2017-12. These securities had a book value of $75.2 million and a fair value of $77.6 million as of January 1, 2018, the effective date of the transfer. The unrealized gain is recorded in the change in unrealized loss on securities in other comprehensive income.

At year-end 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $211.0 million and $200.0 million at December 31, 2019 and 2018, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at year-end, by the period they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2019
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	58,389	910	387	1	58,776	911
Mortgage-backed securities	284,120	3,071	4,661	40	288,781	3,111
Collateralized mortgage obligations	60,039	168	—	—	60,039	168
Asset-backed and other amortizing securities	2,661	9	—	—	2,661	9
	$405,209	$4,158	$5,048	$41	$410,257	$4,199

2018
U.S. government and agencies	$77,891	$27	$2,048	$49	$79,939	$76
State and municipal	5,662	92	9,781	283	15,443	375
Mortgage-backed securities	108,962	293	54,035	1,747	162,997	2,040
Asset-backed and other amortizing securities	–	–	37,351	877	37,351	877
	$192,515	$412	$103,215	$2,956	$295,730	$3,368

There were 27 securities with an unrealized loss at December 31, 2019. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s CFS.

3.  LOANS

Loans are summarized by category at year-end as follows:

	2019	2018
Commercial real estate	$658,195	$538,037
Commercial - specialized	309,505	305,022
Commercial - general	441,398	427,728
Consumer:
1-4 family residential	362,796	346,153
Auto loans	215,209	191,647
Other consumer	74,000	70,209
Construction	82,520	78,401

	2,143,623	1,957,197
Allowance for loan losses	(24,197)	(23,126)

Loans, net	$2,119,426	$1,934,071

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

On November 12, 2019, the Company closed its acquisition of West Texas State Bank (“WTSB”). At the date of acquisition, WTSB had $198.4 million in loans.  In accordance with ASC 805 Business Combinations, the Company utilized a third party to value the loan portfolio as of the acquisition date. Based upon the third party valuation, the fair value of the loans was approximately $196.2 million at the acquisition date. The overall discount calculated was $2.2 million and will be accreted into interest income over the life of the loans.

As of December 31, 2019, all purchased loans were excluded from the allowance for loan and lease losses calculation given there was no deterioration between the acquisition date and year end. Purchased credit impaired loans were insignificant at acquisition. Going forward, management will evaluate the remaining credit quality, credit discount and charge-offs associated with these purchased loans to determine if an additional allowance is deemed necessary.

The following table details the activity in the allowance for loan losses during 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2019
Commercial real estate	$5,579	$(961)	$—	$431	$5,049
Commercial - specialized	2,516	2	(355)	124	2,287
Commercial - general	8,173	1,209	(306)	533	9,609
Consumer:
1-4 family residential	2,249	219	(436)	61	2,093
Auto loans	2,994	1,276	(1,067)	182	3,385
Other consumer	1,192	969	(1,034)	214	1,341
Construction	423	85	(75)	—	433

Total	$23,126	$2,799	$(3,273)	$1,545	$24,197

2018
Commercial real estate	$3,769	$1,728	$(1,540)	$1,622	$5,579
Commercial - specialized	2,367	177	(115)	87	2,516
Commercial - general	10,151	1,539	(4,291)	774	8,173
Consumer:
1-4 family residential	1,787	660	(272)	74	2,249
Auto loans	2,068	1,733	(972)	165	2,994
Other consumer	971	974	(941)	188	1,192
Construction	348	90	(15)	—	423

Total	$21,461	$6,901	$(8,146)	$2,910	$23,126

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
2019
Commercial real estate	$299	$657,896	$—	$5,049
Commercial - specialized	573	308,932	—	2,287
Commercial - general	1,396	440,002	525	9,084
Consumer:
1-4 family residential	1,899	360,897	—	2,093
Auto loans	—	215,209	—	3,385
Other consumer	—	74,000	—	1,341
Construction	—	82,520	—	433

Total	$4,167	$2,139,456	$525	$23,672

2018
Commercial -	$1,819	$536,218	$—	$5,579
Commercial - specialized	2,116	302,906	—	2,516
Commercial - general	2,950	424,778	233	7,940
Consumer:
1-4 family residential	2,475	343,678	8	2,241
Auto loans	—	191,647	—	2,994
Other consumer	—	70,209	—	1,192
Construction	—	78,401	—	423

Total	$9,360	$1,947,837	$241	$22,885

Impaired loan information at year-end follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2019
Commercial real estate	$754	$299	$—	$299	$—	$1,059
Commercial -specialized	573	573	—	573	—	1,345
Commercial - general	1,839	—	1,396	1,396	525	2,173
Consumer:
1-4 family	2,318	1,899	—	1,899	—	2,187
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$5,484	$2,771	$1,396	$4,167	$525	$6,764

2018
Commercial real estate	$2,274	$1,819	$—	$1,819	$—	$4,590
Commercial specialized	2,116	2,116	—	2,116	—	3,742
Commercial general	4,758	240	2,710	2,950	233	3,963
Consumer:
1-4 family	2,894	2,111	364	2,475	8	2,881
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$12,042	$6,286	$3,074	$9,360	$241	$15,176

All impaired loans $250,000 and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for 2019 and 2018 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at year-end:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
2019
Commercial real estate	$37	$116	$162
Commercial - specialized	708	—	1,172
Commercial - general	1,747	—	2,254
Consumer:
1-4 Family residential	1,212	932	1,105
Auto loans	1,468	183	—
Other consumer	848	121	—
Construction	1,159	—	—
Total	$7,179	$1,352	$4,693

2018
Commercial real estate	$1,748	$—	$217
Commercial - specialized	992	—	2,550
Commercial - general	2,625	—	2,134
Consumer:
1-4 Family residential	1,611	440	1,489
Auto loans	825	50	—
Other consumer	883	74	—
Construction	—	—	—
Total	$8,684	$564	$6,390

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

The following table summarizes the internal classifications of loans at year-end:

	Pass	Special Mention	Substandard	Doubtful	Total
2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial - specialized	307,239	—	2,266	—	309,505
Commercial - general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

2018
Commercial real estate	$514,249	$17,300	$6,488	$—	$538,037
Commercial - specialized	301,289	—	3,733	—	305,022
Commercial - general	415,675	1,449	10,604	—	427,728
Consumer:
1-4 family residential	340,836	—	5,317	—	346,153
Auto loans	191,435	—	212	—	191,647
Other consumer	70,075	—	134	—	70,209
Construction	78,401	—	—	—	78,401
Total	$1,911,960	$18,749	$26,488	$—	$1,957,197

There were no troubled debt restructurings during 2019 and 2018.

4.  FORECLOSED ASSETS

Foreclosed assets activity was as follows:

	2019	2018
Beginning balance	$2,285	$2,830
Additions	3,469	6,473
Sales, net	(3,871)	(6,733)
Current year valuation write-down	—	(285)
Ending balance	$1,883	$2,285

Activity in the valuation allowance was as follows:

	2019	2018
Beginning balance	$325	$1,413
Current year valuation write-down	—	285
Reductions from sales	(325)	(1,373)
Ending balance	$—	$325

Net expenses related to foreclosed assets include:

	2019	2018
Net gain (loss) on sales	$(37)	$108
Current year valuation write-down	—	285
Operating expenses, net of rental income	145	86
Foreclosed assets expense, net	$108	$479

5.  PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows:

	2019	2018
Land	$10,825	$10,121
Buildings and improvements	63,972	60,799
Furniture and equipment	44,460	41,954
Construction in process	974	672
	120,231	113,546
Less accumulated depreciation	(58,358)	(53,759)
Premises and equipment, net	$61,873	$59,787

Depreciation expense was approximately $4.9 million in 2019 and $5.2 million in 2018.

6.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of CDI, customer lists, and employment agreements are summarized below:

	2019	2018
Beginning goodwill	$—	$—
Arising from business combinations	18,757	—
Ending goodwill	$18,757	$—
Amortized intangible assets:
CDI	$6,679	$—
Less: Accumulated amortization	(202)	—
	6,477	—
Other intangibles	2,309	—
Less: Accumulated amortization	(154)	—
	2,155
Other intangible assets, net	$8,632	$—

Amortization expense for other intangibles for the year ended December 31, 2019  totaled $356 thousand.  The estimated amount of amortization expense for core deposit intangible and other intangible assets to be recognized over the next five years is as follows:

	CDI	Other Intangible	Total

2020	$1,194	$473	$1,667
2021	1,073	462	1,535
2022	951	462	1,413
2023	830	462	1,292
2024	708	308	1,016

7.  DEPOSITS

Time deposits that met or exceeded the FDIC Insurance limit of $250,000 were $147.0 million and $130.0 million at December 31, 2019 and 2018, respectively.

The scheduled maturities of time deposits at December 31, 2019 follows:

2020	$217,527
2021	34,102
2022	58,927
2023	39,431
2024	6,036
Thereafter	—
$356,023

8.  BORROWING ARRANGEMENTS

Short-term borrowings
The following table summarizes our short-term borrowings at year-end:

	2019	2018
Federal funds purchased	$17,165	$17,705
FHLB advances - short-term	20,000	—
Total	$37,165	$17,705

Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $4.4 million at December 31, 2019. The available capacity of the line was $394.3 million and $425.4 million at December 31, 2019 and 2018, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $547.0 million and $532.0 million at December 31, 2019 and 2018, respectively. This line was not used at December 31, 2019 or 2018.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $135.0 million and $135.0 million as of December 31, 2019 and 2018, respectively. These lines were not used at December 31, 2019 or 2018.

Notes payable and other borrowings
The bank subsidiary has multiple advances from FHLB. The advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. The following table is a detail of the advances as of December 31:

Issue Date	Original Amount of Advance	2019 Balance	2018 Balance	Maturity Date	Interest Rate at December 31, 2019
2013	$20,000	$20,000	$20,000	2020	Fixed; 1.50%
2015	25,000	25,000	25,000	2025	Variable; 1.67%
2015	25,000	25,000	25,000	2025	Variable; 1.67%
2015	25,000	25,000	25,000	2025	Variable; 1.69%
	$95,000	$95,000	$95,000

Junior subordinated deferrable interest debentures and Trust preferred securities
The Company established grantor trusts (“trusts”) that issued obligated mandatorily redeemable preferred securities (“TPS”); the Company issued junior subordinated deferrable interest debentures (debentures) to the trusts. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its CFS.

The common capital securities issued by the trusts ($1.4 million) are included in other assets in the Company’s consolidated balance sheets under the equity method of accounting. The amount of the capital securities represents the Company’s maximum exposure to loss.

The Company is required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) to maintain certain levels of capital for bank regulatory purposes. The debentures issued by the trusts to the Company, less the common capital securities of the trusts, continue to qualify as Tier 1 capital, subject to limitation to 25% of Tier 1 capital, under guidance issued by the Federal Reserve.

Although the trusts are not consolidated in these CFS, the TPS remain outstanding with terms substantially the same as the debentures. The Company’s interest payments on its debentures are the sole source of repayment for the TPS. Additionally, the Company guarantees payment of interest and principal on the TPS.

The terms of the debentures and TPS allow for interest to be deferred for up to five years consecutively. During this time, shareholder dividends are not allowed to be paid.

The following table is a detail of the debentures and TPS at December 31, 2019:

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265bps; 4.58%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139bps; 3.28%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150bps; 3.39%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

Subordinated debt securities
In January 2014, the Company issued $20.9 million in subordinated debt securities. These securities paid interest quarterly and were scheduled to mature January 2024. There was $14.4 million issued at an initial rate of 5% and $6.5 million issued at an initial rate of 4%. These rates were fixed for five years from issuance and would then float at the Wall Street Journal prime rate, with a floor of 4% and a ceiling of 7.5%. The securities were unsecured and could be called by the Company at any time after five years from issuance, and they qualified for tier 2 capital treatment, subject to regulatory limitations. In December 2018, we notified all holders of these subordinated debt securities that we intended to call these securities in January 2019 and provided holders the option to exchange those subordinated debt securities for newly-issued subordinated debt securities or to have their securities be redeemed. Holders of $13.4 million in subordinated debt securities elected to exchange their securities while holders of $7.5 million in subordinated debt securities elected to have their securities be redeemed. As a result, the outstanding balance of these securities at December 31, 2018 was $7.5 million.

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

9.  EMPLOYEE BENEFITS

The Company sponsors the ESOP, an employee stock ownership and 401(k) plan, that covers all employees who have completed one month of service. Under the 401(k) provisions of the ESOP, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the ESOP (excluding SPFI stock). Although the ESOP provides for Company contributions under the 401(k) provisions, the Company has not made any contributions of this type and has no plans to do so in the foreseeable future.

The ESOP may be leveraged to purchase shares of SPFI stock. Shares are released from collateral and allocated to active employees, in proportion to annual debt service. The Company recognizes any debt of the ESOP as notes payable and the shares pledged as collateral are deducted from the stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. All ESOP shares were allocated as of December 31, 2019 and 2018.

The Company makes contributions to the ESOP as approved by the Board of Directors on an annual basis. These contributions, plus dividends received, are used to service any ESOP debt and repurchase allocated shares from participants and terminating vested participants. Contributions to the ESOP were $1.8 million and $2.0 million in 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the number of shares held by the ESOP were 2,959,826 and 2,988,470, respectively.  During 2019 and 2018, the Company did not repurchase any shares from ESOP participants prior to the Company’s shares being publicly traded.

In accordance with applicable provisions of Code, the terms of the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”), for so long as SPFI was a privately held company, ESOP participants would have the right, for a specified period of time, to require SPFI to repurchase shares of its common stock that were distributed to such participants by the ESOP. This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2019. However, because we were privately held at December 31, 2018, the shares of common stock held by the ESOP have been reflected in our consolidated balance sheets as a line item called ESOP-owned shares, that appears between total liabilities and stockholders’ equity during that period. As a result, the value of ESOP- owned shares have been deducted from stockholders’ equity in our consolidated balance sheet for that period. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the ESOP-owned shares are and will be included in stockholders’ equity. At December 31, 2018, the fair value of all ESOP-owned shares subject to this repurchase obligation totaled $58.2 million

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.8 million and $4.9 million for the years ending December 31, 2019 and 2018, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $464,000 and $377,000 as of December 31, 2019 and 2018, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $100,000 per participant per year.

Non-Qualified Plans - Certain Company executives, as determined by the Company’s Board from time-to-time, were granted SARs based on grant date values. The rights had varying vesting provisions. Exercise and payment options for the rights varied and were governed by the program they were issued under as well as the specific award agreement. The Company accrued $10.6 million for this liability at December 31, 2018.  The charges to income for these rights was $610 thousand and $2.9 million during 2019 and 2018, respectively. See further discussion in Note 10 for conversion of SARs to stock options.

Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $11.4 million and $11.1 million was accrued at December 31, 2019 and 2018, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2019 and 2018 was approximately $1.1 million and $1.2 million, respectively.

10.  STOCK-BASED COMPENSATION

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

Options
A summary of activity in the Plan during the year ended December 31, 2019 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2019
Outstanding at beginning of year:	—	$—		$—
Granted	1,691,403	13.23		12,946,412
Exercised	(187,500)	10.60		1,926,300
Forfeited	(27,406)	17.91		81,132
Expired	(13,500)	18.70		29,340

Balance, December 31, 2019	1,462,997	$13.42	6.11	$10,909,640

Exercisable at end of period	1,016,850	$11.68	5.67	$9,341,289

Vested at end of period	1,016,850	$11.68	5.67	$9,341,289

A summary of assumptions used to calculate the fair values of the awards is presented below:

Year Ended December 31, 2019
Expected volatility	24.88% to 31.54%
Expected dividend yield	0.70%
Expected term (years)	0.5 - 7.0 years
Risk-free interest rate	1.46% to 2.63%
Weighted average grant date fair value	$7.98

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

Restricted Stock Awards and Units
A summary of activity in the Plan during the year ended December 31, 2019 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2019
Outstanding at beginning of year:	81,200	$19.46
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2019	81,200	$19.46

Restricted stock units granted under the Plan typically vest over four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2019 there were not any restricted stock units exercisable or vested.

The Company recorded stock-based compensation expense of $853 thousand for the year ended December 31, 2019 related to the Plan.

The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2019 was $2.6 million and will be recognized over a weighted average remaining period of 2.05 years.

11.  INCOME TAXES

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2019	2018
Current expense
Federal	$6,923	$2,873
State	224	121
Deferred expense
Federal	334	(6,895)
Total	$7,481	$(3,901)

Effective tax rates differ from the federal statutory rate of 21% for 2019 applied to income before income taxes due to the following:

	Years Ended December 31,
	2019	2018
Federal statutory rate times financial statement income	$7,707	$5,332
Effect of:
Initial recognition of net deferred tax asset	—	(6,741)
S Corp taxable income	—	(2,267)
Tax-exempt income	(348)	(314)
State taxes, net of federal benefit	177	95
Earnings from bank owned life insurance	(272)	(153)
Non deductible expenses	190	125
Other, net	27	22
Total	$7,481	$(3,901)

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2019	2018
Deferred tax assets
Allowance for loan loss	$5,081	$4,857
Deferred compensation	4,669	4,560
Other real estate owned	251	320
Nonaccrual loans	180	169
Unrealized loss on available-for-sale securities	—	596
Other	162	174
Total deferred tax assets	10,343	10,676

Deferred tax liabilities
Depreciation	(2,417)	(2,331)
Intangibles	(924)	—
Prepaid expenses	(419)	(390)
Mortgage servicing rights	(431)	(267)
Unrealized gain on available-for-sale securities	(255)	—
Other	(278)	(197)
Total deferred tax liabilities	(4,724)	(3,185)
Net deferred tax asset	$5,619	$7,491

12.  RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2019 and 2018 aggregated approximately $10.3 million and $10.0 million, respectively. There were no charge-offs related to these loans in 2019 or 2018 and advance and repayment activity was routine. Deposits from these related parties in the CFS were not significant.

13.  OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the CFS.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for recorded instruments.

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow:

	2019	2018
Commitments to grant loans and unfunded commitments under lines of credit	$409,969	$346,245
Standby letters-of-credit	10,748	5,062

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

Litigation - The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the CFS, based on information known as of the date the CFS were available to be issued.

FHLB Letters of Credit - The Company uses letters of credit to pledge to certain public deposits. The balance of these letters of credit was $199.0 million and $199.0 million at December 31, 2019 and 2018, respectively.

Lease Commitments - The Company leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled approximately $2.4 million in 2019 and $2.0 million in 2018. Occupancy expense was reduced by approximately $891,000 and $911,000 for rental income during 2019 and 2018, respectively. Future minimum lease payments due under non-cancelable operating leases as of December 31, 2019 are as follows:

2020	$1,613
2021	1,439
2022	1,248
2023	999
2024	722
Thereafter	4,367
$10,388

14.  CAPITAL AND REGULATORY MATTERS

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (Basel III). Basel III, among other things, (i) introduces a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defines Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations. Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019. The Company was in compliance with the fully phased in requirements at December 31, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2019, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2019 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total Capital to Risk Weighted Assets:
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
City Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
City Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%

Common Tier 1 (CET1):
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
City Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%

Tier I Capital to Average Assets:
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
City Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

December 31, 2018:
Total Capital to Risk Weighted Assets:
Consolidated	$309,798	14.28%	$214,301	9.90%	N/A	N/A
City Bank	294,572	13.58%	214,246	9.90%	$216,958	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	260,020	11.98%	170,898	7.90%	N/A	N/A
City Bank	271,266	12.50%	170,855	7.90%	173,567	8.00%

Common Tier 1 (CET1):
Consolidated	215,020	9.91%	138,346	6.40%	N/A	N/A
City Bank	271,266	12.50%	138,311	6.40%	141,023	6.50%

Tier I Capital to Average Assets:
Consolidated	260,020	9.63%	108,033	4.00%	N/A	N/A
City Bank	271,266	10.05%	107,940	4.00%	134,925	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

15.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest-rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income as of December 31:

Interest Rate Contracts	Location	2019	2018
Change in fair value on interest rate swaps hedging fixed rate loans	Interest income	$(520)	$110
Change in fair value on fixed rate loans - hedged item	Interest income	$511	$(133)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,557	$351	$—	$—

Included in other assets:
Interest rate swaps related to fixed	$—	$—	$10,917	$169

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of December 31:

	Location	2019	2018
Forward contracts related to mortgage loans held for sale	Net gain on sales of loans	$672	$(661)
Interest rate lock commitments	Net gain on sales of loans	$(249)	$582

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	52,875	814	46,891	1,063
Total included in other assets	$52,875	$814	$46,891	$1,063

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$58,948	$141	$54,998	$672
Interest rate lock commitments	—	—	—	—
Total included in other liabilities	$58,948	$141	$54,998	$672

16.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(In thousands except per share data)
Cash and cash equivalents	$4,181	$22,627
Investment in banking subsidiary	372,292	269,022
Investment in other subsidiary	51	58
Other assets	3,906	2,304
Total assets	$380,430	$294,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$72,865	$80,395
Accrued expenses and other liabilities	1,383	841
ESOP-owned shares	—	58,195
Stockholders’ equity	306,182	154,580
Total liabilities and stockholders’ equity	$380,430	$294,011

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018
Dividends	$10,000	$17,500
Other income	64	60
ESOP Contribution	(1,800)	(2,000)
Interest expense	(3,562)	(2,870)
Other expense	(2,221)	(1,001)
Income before income tax and undistributed subsidiary income	2,481	11,689
Income tax (benefit)	(1,498)	(800)
Equity in undistributed subsidiary income	25,241	16,801
Net Income	$29,220	$29,290

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$29,220	$29,290
Adjustments:
Equity in undistributed subsidiary income	(25,241)	(16,801)
Stock based compensation	853	—
Change in other assets	(1,601)	(456)
Change in other liabilities	541	468
Release of unearned ESOP shares	—	—
Net cash from operating activities	3,772	12,501

Cash flows from investing activities:
Return of capital from subsidiary	—	2,500
Cash paid in WTSB business combination	(76,100)	—
Net cash from investing activities	(76,100)	2,500

Cash flows from financing activities:
Proceeds from long-term borrowings	—	13,115
Repayments of long-term borrowings	(7,530)	—
Issuance of common stock	51,392	—
Payments to tax authorities for stock-based compensation	(351)	—
Share based liability conversion	11,450	—
Cash dividends on common stock	(1,079)	(30,045)
Net cash from financing activities	53,882	(16,930)

Net change in cash and cash equivalents	(18,446)	(1,929)
Beginning cash and cash equivalents	22,627	24,556
Ending cash and cash equivalents	$4,181	$22,627

17.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	December 31,
	2019	2018
Net income	$29,220	$29,290

Weighted average common shares outstanding - basic	16,818,697	14,771,520
Weighted average common shares outstanding - diluted	17,040,550	14,771,520

Basic earnings per share	$1.74	$1.98
Diluted earnings per share	$1.71	$1.98

18.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

	Banking	Insurance	Consolidated
2019
Net interest income	$104,575	$—	$104,575
Provision for loan loss	(2,799)	—	(2,799)
Noninterest income	49,834	6,799	56,633
Noninterest expense	(117,160)	(4,548)	(121,708)
Income before income taxes	34,450	2,251	36,701
Income tax (expense) benefit	(7,097)	(384)	(7,481)
Net income	$27,353	$1,867	$29,220
Total assets	$3,224,396	$12,771	$3,237,167

	Banking	Insurance	Consolidated
2018
Net interest income (expense)	$95,612	$—	$95,612
Provision for loan loss	(6,901)	—	(6,901)
Noninterest income	45,247	6,874	52,121
Noninterest expense	(111,104)	(4,339)	(115,443)
Income before income taxes	22,854	2,535	25,389
Income tax (expense) benefit	4,129	(228)	3,901
Net income	$26,983	$2,307	$29,290
Total assets	$2,701,600	$11,145	$2,712,745

19.  FAIR VALUE DISCLOSURES

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

●
Level 3 Inputs - Significant unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes fair value measurements as of December 31:

	Level 1	Level 2	Level 3	Total
2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,807	$—	$4,807
State and municipal	—	94,692	—	94,692
Mortgage-backed securities	—	571,805	—	571,805
Asset-backed and other amortizing securities	—	36,346	—	36,346
Loans held for sale (mandatory)	—	32,809	—	32,809
Mortgage servicing rights	—	2,054	—	2,054
Asset derivatives	—	814	—	814
Liability derivatives	—	(492)	—	(492)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	3,642	3,642
Other real estate owned	—	—	1,883	1,883
Loans held for sale (best efforts)	—	16,226	—	16,226

	Level 1	Level 2	Level 3	Total
2018
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$74,419	$10,288	$—	$84,707
State and municipal	—	32,310	—	32,310
Mortgage-backed securities	—	182,256	—	182,256
Asset-backed and other amortizing securities	—	38,923	—	38,923
Loans held for sale (mandatory)	—	31,874	—	31,874
Mortgage servicing rights	—	1,270	—	1,270
Asset derivatives	—	1,232	—	1,232
Liability derivatives	—	(672)	—	(672)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	9,119	9,119
Other real estate owned	—	—	2,285	2,285
Loans held for sale (best efforts)	—	6,508	—	6,508

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements at December 31:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
2019
Impaired loans	$3,642	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,883	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

2018
Impaired loans	$9,119	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	2,285	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

The following table summarizes carrying value measurements as of December 31:

	Carrying Amount	Level 1	Level 2	Level 3	Total
2019
Financial assets:
Cash and cash equivalents	$158,099	$158,099	$—	$—	$158,099
Loans, net	2,119,426	—	—	2,123,289	2,123,289
Accrued interest receivable	13,924	—	13,924	—	13,924
Bank-owned life insurance	69,397	—	69,397	—	69,397
Financial liabilities:
Deposits	2,696,857	2,354,999	346,194	—	2,701,193
Accrued interest payable	2,283	—	2,283	—	2,283
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total
2018
Financial assets:
Cash and cash equivalents	$245,989	$245,989	$—	$—	$245,989
Loans, net	1,934,071	—	—	1,923,830	1,923,830
Accrued interest receivable	12,957	—	12,957	—	12,957
Bank-owned life insurance	57,172	—	57,172	—	57,172
Financial liabilities:
Deposits	2,277,454	1,965,925	299,423	—	2,265,348
Accrued interest payable	2,042	—	2,042	—	2,042
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	34,002	—	34,002	—	34,002

20.  BUSINESS COMBINATIONS

In September 2019, Windmark acquired the operating assets of a crop insurance agency in Texas for $2.8 million. Windmark recorded $193,000 for goodwill, which represents the excess of the cash paid compared to the fair market value of identifiable assets acquired. Fair value of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Cash paid	$2,800

Assets acquired:
Premises and equipment, net	$8
Customer list	1,800
Other intangible assets	509
Other assets	290
Total assets acquired	$2,607
Goodwill recorded in acquisition	$193

West Texas State Bank

In November 2019, the Company completed its acquisition of West Texas State Bank (“WTSB”). This transaction resulted in six additional branches. The Company paid the shareholders of WTSB $76.1 million in cash, for all outstanding stock of WTSB and resulted in 100% ownership interest.

The Company recognized total goodwill of $18.6 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $955 thousand for the year ended December 31, 2019, which are included in noninterest expense in the Consolidated Statements of Comprehensive Income.

Non-credit impaired loans had a fair value of $196.2 million at the acquisition date and contractual balance of $198.4 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.2 million will be recognized into interest income as an adjustment to yield over the life of the loans. Purchased credit impaired loans were insignificant.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Cash paid	$76,100

Assets acquired:
Cash and cash equivalents	$77,903
Interest-bearing time deposits in banks	52,700
Federal funds purchased	26,468
Securities available for sale	68,398
Loans held for investment	196,178
Bank-owned life insurance	10,932
Premises and equipment, net	4,132
Accrued interest receivable	1,114
Core deposit intangible	6,679
Other assets	2,648
Total assets acquired	$447,152

Liabilities assumed
Deposits	$386,176
Accrued interest payable	55
Deferred tax liability	961
Other liabilities	2,424
Total liabilities assumed	$389,616
Net assets acquired	$57,536
Goodwill recorded in acquisition	$18,564

As of December 31, 2019, management still is evaluating the fair values of other assets and other liabilities. Amounts shown above are preliminary and the Company expects to finalize these values by the fourth quarter 2020.

The following table presents unaudited pro forma information as if the WTSB acquisition was completed as of January 1, 2018.  The pro forma results combine historical results of WTSB into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion and intangible assets amortization.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.

	Years Ended December 31,
	2019	2018
Interest income	$148,287	$135,249
Noninterest income	59,785	54,208
Total Revenue	208,072	189,457
Net income	$29,643	$33,785
Basic earnings per share	$1.90	$2.29
Diluted earnings per share	$1.89	$2.29

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as WTSB was merged into the Company and separate financial information is not readily available.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the disclosure controls and procedures of the Company were effective.

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Report of Management on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WTSB, which was acquired on November 12, 2019, and which is included in the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statement of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  WTSB accounted for 7.9% of total assets as of December 31, 2019, and 1.1% and 5.5% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of WTSB because of the timing of the acquisition which was completed on November 12, 2019.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

In accordance with Item 406 of Regulation S-K, we have adopted a Code of Business Conduct and Ethics that applies to Company executives, directors and employees. The Code of Business Conduct and Ethics is posted on our website at www.spfi.bank under “Governance.” Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, are listed in Item 8.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between South Plains Financial, Inc., SPFI Merger Sub, Inc., City Bank, and West Texas State Bank, dated as of July 25, 2019, (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

3.2
Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

4.1
Specimen common stock certificate of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.1
Form of Voting Agreement, dated as of July 25, 2019, by and among South Plains Financial, Inc., West Texas State Bank and the shareholders of West Texas State Bank party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)).

10.2
Form of Director Support Agreement, dated as of July 25, 2019, by and among South Plains Financial, Inc. and each non-employee director of West Texas State Bank (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)).

10.3†
Executive Employment Agreement, dated December 18, 2019, by and between South Plains Financial, Inc., City Bank, and Curtis C. Griffith (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed at the SEC on December 19, 2019 (File No. 001-38895).

10.4†
Executive Employment Agreement, dated March 6, 2019, by and between South Plains Financial, Inc. and Cory T. Newsom (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.7†
South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.12†
Form of Stock Option Award Agreement under the South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.16†
Form of Restricted Stock Unit Award Agreement under the South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.17†
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.18†
Deferred Compensation Plan Adoption Agreement of Cory T. Newsom (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.19†
Joint Beneficiary Designation Agreement of Cory Newsom, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019)

10.20†
Joint Beneficiary Designation Agreement of Cory Newsom, effective April 1, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019)

10.21
Board Representation Agreement between South Plains Financial, Inc. and James C. Henry (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019)

21.1	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of Weaver and Tidwell, LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*
The following material from South Plains Financial, Inc.’s Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 25, 2020	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 25, 2020

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 25, 2020

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 25, 2020

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 25, 2020

/s/ Cynthia B. Keith
Cynthia B. Keith	Director	March 25, 2020

/s/ Allison S. Navitskas
Allison S. Navitskas	Director	March 25, 2020

/s/ Noe G. Valles
Noe G. Valles	Director	March 25, 2020

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 25, 2020