Form 10-Q
period 2020-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2020-05-13
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 13, 2020, the registrant had 18,059,174 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$46,883	$56,246
Interest-bearing deposits in banks	89,179	101,853
Cash and cash equivalents	136,062	158,099
Securities available for sale	734,791	707,650
Loans held for sale	62,636	49,035
Loans held for investment	2,108,805	2,143,623
Allowance for loan losses	(29,074)	(24,197)
Accrued interest receivable	11,015	13,924
Premises and equipment, net	61,829	61,873
Bank-owned life insurance	69,756	69,397
Goodwill	19,968	18,757
Intangible assets	8,213	8,632
Other assets	32,562	30,374
Total assets	$3,216,563	$3,237,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$740,946	$790,921
Interest-bearing	1,924,902	1,905,936
Total deposits	2,665,848	2,696,857
Short-term borrowings	17,400	37,165
Accrued expenses and other liabilities	38,560	29,098
Notes payable & other borrowings	95,000	95,000
Subordinated debt securities	26,472	26,472
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	2,889,673	2,930,985

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,056,014 and 18,036,115 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18,056	18,036
Additional paid-in capital	140,699	140,492
Retained earnings	153,238	146,696
Accumulated other comprehensive income	14,897	958
Total stockholders’ equity	326,890	306,182

Total liabilities and stockholders’ equity	$3,216,563	$3,237,167

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including fees	$31,015	$28,098
Securities:
Taxable	3,780	2,176
Non taxable	396	225
Federal funds sold and interest-bearing deposits in banks	546	1,505
Total interest income	35,737	32,004
Interest expense:
Deposits	4,283	5,889
Notes payable & other borrowings	450	650
Subordinated debt securities	404	406
Junior subordinated deferrable interest debentures	401	513
Total interest expense	5,538	7,458
Net interest income	30,199	24,546
Provision for loan losses	6,234	608
Net interest income, after provision for loan losses	23,965	23,938
Noninterest income:
Service charges on deposit accounts	1,983	1,905
Income from insurance activities	1,159	1,750
Net gain on sales of loans	8,540	4,660
Bank card services and interchange fees	2,238	2,010
Realized gain on sale of securities	2,318	—
Investment commissions	455	333
Fiduciary fees	829	375
Other	1,353	1,042
Total noninterest income	18,875	12,075
Noninterest expense:
Salaries and employee benefits	20,810	19,125
Occupancy and equipment, net	3,600	3,407
Professional services	1,572	1,706
Marketing and development	768	717
IT and data services	847	693
Bank card expenses	1,052	724
Appraisal expenses	455	323
Other	4,907	3,341
Total noninterest expense	34,011	30,036
Income before income taxes	8,829	5,977
Income tax expense	1,746	1,204
Net income	$7,083	$4,773

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Earnings per share:
Basic	$0.39	$0.32
Diluted	$0.38	$0.32

Net income	$7,083	$4,773
Other comprehensive income:
Change in net unrealized loss on securities available for sale	21,189	2,907
Change in net losses on cash flow hedges	(1,227)	—
Reclassification adjustment for (gain) included in net income	(2,318)	—
Tax effect	(3,705)	(611)
Other comprehensive income	13,939	2,296
Comprehensive income	$21,022	$7,069

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Three Months Ended March 31,
Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$—	$(58,195)	$154,580
Net income	—	—	—	4,773	—	—	—	4,773
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	—	(1,279)
Other comprehensive (loss), (net of tax)	—	—	—	—	2,296	—	—	2,296
Balance at March 31, 2019	14,771,520	$14,772	$80,412	$123,328	$53	$—	$(58,195)	$160,370

Balance at January 1, 2020	18,036,115	$18,036	$140,492	$146,696	$958	$—	$—	$306,182
Net income	—	—	—	7,083	—	—	—	7,083
Cash dividends:
Common - $0.03 per share	—	—	—	(541)	—	—	—	(541)
Other comprehensive income, (net of tax)	—	—	—	—	13,939	—	—	13,939
Exercise of employee stock options and vesting of
restricted stock units, net of 660 shares for cashless
exercise and net of 4,986 shares for taxes	19,899	20	(103)	—	—	—	—	(83)
Stock based compensation	—	—	310	—	—	—	—	310
Balance at March 31, 2020	18,056,014	$18,056	$140,699	$153,238	$14,897	$—	$—	$326,890

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,083	$4,773
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	6,234	608
Depreciation and amortization	1,606	1,252
Accretion and amortization	379	(308)
Other gains, net	(2,383)	(3)
Net gain on sales of loans	(8,540)	(4,660)
Proceeds from sales of loans held for sale	210,963	142,435
Loans originated for sale	(216,024)	(120,840)
Earnings on bank-owned life insurance	(359)	(327)
Stock based compensation	310	—
Net change in:
Accrued interest receivable and other assets	(2,986)	1,371
Accrued expenses and other liabilities	8,032	5,028
Net cash from operating activities	4,315	29,329

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(112,358)	(5,192)
Sales	94,514	—
Maturities, prepayments, and calls	11,513	7,552
Loan originations and principal collections, net	31,937	41,201
Purchases of premises and equipment, net	(1,156)	(1,032)
Proceeds from sales of premises and equipment	83	3
Proceeds from sales of foreclosed assets	513	405
Net cash from investing activities	25,046	42,937

Cash flows from financing activities:
Net change in deposits	(31,008)	27,475
Net change in short-term borrowings	(19,765)	1,210
Payments to tax authorities for stock-based compensation	(84)	—
Payments made on notes payable and other borrowings	—	(7,530)
Cash dividends on common stock	(541)	—
Net cash from financing activities	(51,398)	21,155

Net change in cash and cash equivalents	$(22,037)	$93,421
Beginning cash and cash equivalents	158,099	245,989
Ending cash and cash equivalents	$136,062	$339,410

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$5,771	$7,140
Income taxes paid	—	—
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$574	$460
Business combination measurement period adjustment	1,211	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with insurance, investment, trust, and mortgage services. The following are subsidiaries of SPFI:

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Stock-based Compensation – The Company sponsors an equity incentive plan under which options to acquire shares of the Company’s common stock may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price to acquire shares of the Company’s common stock. Shares are issued out of authorized and unissued common shares that have been reserved for issuance under such plan. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option.

Recent Accounting Pronouncements – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition. These amendments are effective for the Company for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by eliminating Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt ASU 2017-04 on January 1, 2020, and it did not have a significant impact on its financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2020, the economic disruption and uncertainty surrounding the ongoing COVID-19 pandemic and the recent volatility in the market price of crude oil resulted in a decrease in the Company’s stock price. The Company believed this resulted in a triggering event requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company’s estimated fair value as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2020 through the date of this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that outside of the items noted below there were no material subsequent events requiring recognition or disclosure.

The Paycheck Protection Program (the “PPP”) was created by the CARES Act and administered by the U.S. Small Business Administration (the “SBA”). The Company had closed and funded $210 million in PPP loans as of May 5, 2020. These PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. The Company also has access to the PPP Liquidity Facility (the “PPPLF”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) at a borrowing rate of 0.35%. The Company has not utilized the PPPLF.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Available for sale:
U.S. government and agencies	$4,750	$85	$—	$4,835
State and municipal	206,206	3,537	(89)	209,654
Mortgage-backed securities	361,847	14,234	—	376,081
Collateralized mortgage obligations	107,380	237	(207)	107,410
Asset-backed and other amortizing securities	34,524	2,287	—	36,811
	$714,707	$20,380	$(296)	$734,791

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale:
U.S. government and agencies	$4,750	$57	$—	$4,807
State and municipal	94,512	1,091	(911)	94,692
Mortgage-backed securities	463,899	3,727	(3,110)	464,516
Collateralized mortgage obligations	107,443	15	(169)	107,289
Asset-backed and other amortizing securities	35,833	522	(9)	36,346
	$706,437	$5,412	$(4,199)	$707,650

The amortized cost and fair value of securities at March 31, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$5,772	$5,862
After 1 year through 5 years	—	—
After 5 years through 10 years	15,730	16,150
After 10 years	189,454	192,477
Other	503,751	520,302
	$714,707	$734,791

At both March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $260.5 million and $211.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	21,741	88	384	1	22,125	89
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	10,071	207	—	—	10,071	207
Asset-backed and other amortizing securities	—	—	—	—	—	—
	$31,812	$295	$384	$1	$32,196	$296

December 31, 2019
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	58,389	910	387	1	58,776	911
Mortgage-backed securities	284,120	3,070	4,661	40	288,781	3,110
Collateralized mortgage obligations	60,039	169	—	—	60,039	169
Asset-backed and other amortizing securities	2,661	9	—	—	2,661	9
	$405,209	$4,158	$5,048	$41	$410,257	$4,199

There were 12 securities with an unrealized loss at March 31, 2020. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2020, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.  LOANS

Loans are summarized by category as of the periods presented below:

	March 31, 2020	December 31, 2019
Commercial real estate	$641,739	$658,195
Commercial - specialized	303,116	309,505
Commercial - general	424,750	441,398
Consumer:
1-4 family residential	356,540	362,796
Auto loans	212,912	215,209
Other consumer	72,162	74,000
Construction	97,586	82,520
	2,108,805	2,143,623
Allowance for loan losses	(29,074)	(24,197)
Loans, net	$2,079,731	$2,119,426

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

The allowance for loan losses was $29.1 million at March 31, 2020, compared to $24.2 million at December 31, 2019. The allowance for loan losses to loans held for investment was 1.38% at March 31, 2020 and 1.13% at December 31, 2019. The increase in the allowance for loan losses from December 31, 2019 to March 31, 2020 is a result of economic effects from the COVID-19 pandemic as well as the decline in oil and gas prices. The full extent of the impact on the economy and the Company’s customers is unknown at this time. Accordingly, additional provisions for loan losses may be necessary in future periods.

The following table details the activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2020
Commercial real estate	$5,049	$2,035	$—	$108	$7,192
Commercial - specialized	2,287	2,218	(14)	64	4,555
Commercial - general	9,609	(798)	(848)	17	7,980
Consumer:
1-4 family residential	2,093	651	—	—	2,744
Auto loans	3,385	1,316	(441)	52	4,312
Other consumer	1,341	593	(367)	72	1,639
Construction	433	219	—	—	652
Total	$24,197	$6,234	$(1,670)	$313	$29,074

For the three months ended March 31, 2019
Commercial real estate	$5,579	$(352)	$—	$108	$5,335
Commercial - specialized	2,516	(179)	(33)	23	2,327
Commercial - general	8,173	262	(4)	73	8,504
Consumer:
1-4 family residential	2,249	156	(19)	30	2,416
Auto loans	2,994	299	(259)	33	3,067
Other consumer	1,192	212	(279)	49	1,174
Construction	423	210	(75)	—	558
Total	$23,126	$608	$(669)	$316	$23,381

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
March 31, 2020
Commercial real estate	$1,279	$640,460	$—	$7,192
Commercial - specialized	2,189	300,927	676	3,879
Commercial - general	1,091	423,659	126	7,854
Consumer:
1-4 family residential	1,868	354,672	—	2,744
Auto loans	—	212,912	—	4,312
Other consumer	—	72,162	—	1,639
Construction	—	97,586	—	652

Total	$6,427	$2,102,378	$802	$28,272

December 31, 2019
Commercial real estate	$299	$657,896	$—	$5,049
Commercial - specialized	573	308,932	—	2,287
Commercial - general	1,396	440,002	525	9,084
Consumer:
1-4 family residential	1,899	360,897	—	2,093
Auto loans	—	215,209	—	3,385
Other consumer	—	74,000	—	1,341
Construction	—	82,520	—	433

Total	$4,167	$2,139,456	$525	$23,672

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2020
Commercial real estate	$1,279	$1,279	$—	$1,279	$—	$1,169
Commercial - specialized	2,189	573	1,616	2,189	676	1,767
Commercial - general	1,534	589	502	1,091	126	1,632
Consumer:				—
1-4 family	2,287	1,868	—	1,868	—	2,028
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$7,289	$4,309	$2,118	$6,427	$802	$6,596

December 31, 2019
Commercial real estate	$754	$299	$—	$299	$—	$1,059
Commercial - specialized	573	573	—	573	—	1,345
Commercial - general	1,839	—	1,396	1,396	525	2,173
Consumer:				—
1-4 family	2,318	1,899	—	1,899	—	2,187
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$5,484	$2,771	$1,396	$4,167	$525	$6,764

All impaired loans $250,000 and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the three-month period ended March 31, 2020 and the year ended December 31, 2019 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2020
Commercial real estate	$2,243	$—	$1,327
Commercial - specialized	449	—	1,610
Commercial - general	1,692	—	2,163
Consumer:
1-4 Family residential	2,176	946	800
Auto loans	720	146	—
Other consumer	634	120	—
Construction	958	—	—

Total	$8,872	$1,212	$5,900

December 31, 2019
Commercial real estate	$37	$116	$162
Commercial - specialized	708	—	1,172
Commercial - general	1,747	—	2,254
Consumer:
1-4 Family residential	1,212	932	1,105
Auto loans	1,468	183	—
Other consumer	848	121	—
Construction	1,159	—	—

Total	$7,179	$1,352	$4,693

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial real estate	$614,829	$20,926	$5,984	$—	$641,739
Commercial - specialized	283,187	—	19,929	—	303,116
Commercial - general	418,316	—	6,434	—	424,750
Consumer:
1-4 family residential	350,874	—	5,666	—	356,540
Auto loans	212,094	—	818	—	212,912
Other consumer	71,878	—	284	—	72,162
Construction	97,586	—	—	—	97,586

Total	$2,048,764	$20,926	$39,115	$—	$2,108,805

December 31, 2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial - specialized	307,239	—	2,266	—	309,505
Commercial - general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520

Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

Under section 4013 of the CARES Act, banks may elect to deem that loan modifications do not result in a TDR if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020.  The Company had not made an election as of March, 31, 2020.

Additionally, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In response to the COVID-19 pandemic, the Company has implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As such, there were no loans modified as troubled debt restructurings during the three-month period ended March 31, 2020 and the year ended December 31, 2019.

4.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	March 31, 2020	December 31, 2019
Beginning goodwill	$18,757	$—
Arising from business combinations	-	18,757
Measurement period acquisition adjustment	1,211	—
Ending goodwill	$19,968	$18,757
Amortized intangible assets
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(506)	(202)
	6,173	6,477

Other intangibles	2,309	2,309
Less: Accumulated amortization	(269)	(154)
	2,040	2,155
Other intangible assets, net	$8,213	$8,632

5.  BORROWING ARRANGEMENTS

Subordinated debt securities
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

Options
A summary of activity in the Plan during the three months ended March 31, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2020
Outstanding at beginning of year:	1,462,997	$13.42		$
Granted	248,966	20.93
Exercised	(851)	16.00
Forfeited	—	—
Expired	—	—

Balance, March 31, 2020	1,711,112	$14.51	6.35		$4,097

Exercisable at end of period	1,094,992	$12.04	5.50		$4,097

Vested at end of period	1,091,586	$12.04	5.50		$4,097

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2020	2019
Expected volatility	27.46%	27.46%
Expected dividend yield	0.70%	0.70%
Expected term (years)	6.2 years	6.0 years
Risk-free interest rate	1.44%	2.39%
Weighted average grant date fair value	$5.68	$6.15

The total intrinsic value of options exercised during the three months ended March 31, 2020 was $4,000. There were no options exercised during the three months ended March 31, 2019.

On January 16, 2019, the Company approved the conversion of its previously issued stock appreciation rights (“SARs”) to stock options. There were 1,401,000 outstanding SARs that were converted effective as of May 6, 2019. The fair value of the SARs was $11.5 million at the conversion date. During the modification of these awards from liabilities to equity, the Company accelerated the expiration date, between two and four years, on 750,000 of the stock options. As a result, the fair value of the stock options after modification was $11.2 million. However, since the fair value of the new equity awards was less than the fair value of the liability awards, no adjustment was made to the Company’s income statement. The $11.5 million was reclassified from liabilities to equity upon conversion on May 6, 2019.

Restricted Stock Units
A summary of activity in the Plan during the three months ended March 31, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2020
Outstanding at beginning of year:	81,200	$19.46
Granted	5,970	20.93
Exercised	(24,694)	19.79
Forfeited	—	—

Balance, March 31, 2020	62,476	$19.47

Restricted stock units granted under the Plan typically vest over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2020 was $3.9 million and will be recognized over a weighted average remaining period of 2.05 years. The total fair value of restricted stock units vested during the three months ended March 31, 2019 was $489,000. There was no vesting of restricted stock units during the three months ended March 31, 2019.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	March 31, 2020	December 31, 2019
Commitments to grant loans and unfunded commitments under lines of credit	$471,650	$409,969
Standby letters of credit	12,036	10,748

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

Federal Home Loan Bank (“FHLB”) Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits. The balance of these FHLB letters of credit was $199.0 million at March 31, 2020 and December 31, 2019, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2020, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2020 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$384,538	15.23%	$265,086	10.50%	N/A	N/A
City Bank	375,390	14.87%	265,042	10.50%	$252,421	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	328,812	13.02%	214,594	8.50%	N/A	N/A
City Bank	346,136	13.71%	214,558	8.50%	201,937	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	283,812	11.24%	176,724	7.00%	N/A	N/A
City Bank	346,136	13.71%	176,695	7.00%	164,074	6.50%

Tier I Capital to Average Assets:
Consolidated	328,812	10.34%	127,209	4.00%	N/A	N/A
City Bank	346,136	10.89%	128,260	4.00%	158,916	5.00%

December 31, 2019
Total Capital to Risk Weighted Assets:
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
City Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
City Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
City Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%

Tier I Capital to Average Assets:
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
City Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

9.  DERIVATIVES

The Company utilizes interest rate and cash flow swap agreements as part of its asset-liability management strategy to help manage its interest rate and cash flow risk position. The notional amount of the interest rate and cash flow swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and the other terms of the individual interest rate and cash flow swap agreements.

The following table reflects the fair value hedges included in the consolidated balance sheets:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,464	$1,012	$10,557	$351

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$123,760	$1,233	$—	$—

Included in other assets:
Cash flow swaps related to state and municipal securities	$—	$—	$—	$—

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	223,919	4,470	52,875	814

Total included in other assets	$223,919	$4,470	$52,875	$814

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$171,034	$3,272	$58,948	$141
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$171,034	$3,272	$58,948	$141

10.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2020	2019
Net income	$7,083	$4,773

Weighted average common shares outstanding - basic	18,043,105	14,771,520
Effect of dilutive securities:
Stock-based compensation awards	418,817	38
Weighted average common shares outstanding - diluted	18,461,922	14,771,558

Basic earnings per share	$0.39	$0.32
Diluted earnings per share	$0.38	$0.32

11.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended March 31, 2020	Banking	Insurance	Consolidated
Net interest income	$30,199	$—	$30,199
Provision for loan loss	(6,234)	—	(6,234)
Noninterest income	17,761	1,114	18,875
Noninterest expense	(32,831)	(1,180)	(34,011)

Income before income taxes	8,895	(66)	8,829

Income tax (expense) benefit	(1,758)	12	(1,746)

Net income	$7,137	$(54)	$7,083

Three Months Ended March 31, 2019	Banking	Insurance	Consolidated
Net interest income	$24,546	$—	$24,546
Provision for loan loss	(608)	—	(608)
Noninterest income	10,371	1,704	12,075
Noninterest expense	(29,073)	(963)	(30,036)

Income before income taxes	5,236	741	5,977

Income tax (expense) benefit	(1,140)	(64)	(1,204)

Net income	$4,096	$677	$4,773

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,835	$—	$4,835
State and municipal	—	209,654	—	209,654
Mortgage-backed securities	—	376,081	—	376,081
Collateralized mortgage obligations	—	107,410	—	107,410
Asset-backed and other amortizing securities	—	36,811	—	36,811
Loans held for sale (mandatory)	—	46,409	—	46,409
Mortgage servicing rights	—	2,110	—	2,110
Asset derivatives	—	4,470	—	4,470
Liability derivatives	—	(5,517)	—	(5,517)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	5,625	5,625
Other real estate owned	—	—	1,944	1,944
Loans held for sale (best efforts)	—	16,554	—	16,554

December 31, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,807	$—	$4,807
State and municipal	—	94,692	—	94,692
Mortgage-backed securities	—	464,516	—	464,516
Collateralized mortgage obligations	—	107,289	—	107,289
Asset-backed and other amortizing securities	—	36,346	—	36,346
Loans held for sale (mandatory)	—	32,809	—	32,809
Mortgage servicing rights	—	2,054	—	2,054
Asset derivatives	—	814	—	814
Liability derivatives	—	(492)	—	(492)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	3,642	3,642
Other real estate owned	—	—	1,883	1,883
Loans held for sale (best efforts)	—	16,226	—	16,226

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2020
Impaired loans	$5,625	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,944	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2019
Impaired loans	$3,642	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,883	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2020
Financial assets:
Cash and cash equivalents	$136,062	$136,062	$—	$—	$136,062
Loans, net	2,079,731	—	—	2,083,267	2,083,267
Accrued interest receivable	11,015	—	11,015	—	11,015
Bank-owned life insurance	69,756	—	69,756	—	69,756

Financial liabilities:
Deposits	$2,665,848	$2,481,434	$184,414	$—	$2,665,848
Accrued interest payable	2,051	—	2,051	—	2,051
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2019
Financial assets:
Cash and cash equivalents	$158,099	$158,099	$—	$—	$158,099
Loans, net	2,119,426	—	—	2,123,289	2,123,289
Accrued interest receivable	13,924	—	13,924	—	13,924
Bank-owned life insurance	69,397	—	69,397	—	69,397

Financial liabilities:
Deposits	$2,696,857	$2,354,999	$346,194	$—	$2,701,193
Accrued interest payable	2,283	—	2,283	—	2,283
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

13.  BUSINESS COMBINATIONS

West Texas State Bank

In November 2019, the Company completed its acquisition of West Texas State Bank (“WTSB”). This transaction resulted in six additional branches. The Company paid the shareholders of WTSB $76.1 million in cash, for all outstanding stock of WTSB and resulted in 100% ownership interest.

The Company recognized total goodwill of $19.8 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $955,000 for the year ended December 31, 2019, which are included in noninterest expense in the consolidated statements of comprehensive income.

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

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Cash paid	$76,100

Assets acquired:
Cash and cash equivalents	$77,903
Interest-bearing time deposits in banks	52,700
Federal funds purchased	26,468
Securities available for sale	68,398
Loans held for investment	195,228
Bank-owned life insurance	10,932
Premises and equipment, net	4,132
Accrued interest receivable	1,114
Core deposit intangible	6,679
Other assets	2,648
Total assets acquired	$446,202

Liabilities assumed
Deposits	$386,176
Accrued interest payable	55
Deferred tax liability	762
Other liabilities	2,884
Total liabilities assumed	$389,877
Net assets acquired	$56,325
Goodwill recorded in acquisition	$19,775

In the first three months of 2020, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the closing date of the acquisition. These adjustments primarily included a $1.2 million increase in goodwill, a $900,000 decrease in loans, and a $300,000 increase in other liabilities. The amount of income recorded in current period earnings that would have been recorded in the previous reporting period had the adjustment been recognized as of the acquisition date is not significant. The Company is still evaluating the fair values of other assets and other liabilities, additional adjustments may be recorded during the measurement period, but no later than one year from the closing date of the transaction. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, which may result in further adjustments to the values presented in the above table.  The Company expects to finalize these values by the third quarter 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 25, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	the ongoing COVID-19 pandemic and its uncertain economic impact on the Company’s customers and communities;
●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
●
risks associated with our commercial loan portfolio, including the uncertain economic consequences of the ongoing COVID-19 pandemic or any deterioration in value of the general business assets that secure such loans;

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
●
natural disasters, severe weather, acts of god, acts of war or terrorism, outbreaks of hostilities, public health outbreaks (such as the ongoing COVID-19 pandemic), other international or domestic calamities, and other matters beyond our control;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2019 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Available Information

The Company maintains an Internet web site at www.spfi.bank. The Company makes available, free of charge, on its web site (under www.spfi.bank/financials-filings/sec-filings ) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.spfi.bank/corporate-governance/documents-charters ) links to the Company’s Code of Conduct and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company routinely posts important information for investors on its web site (under www.spfi.bank and, more specifically, under the News & Events tab at www.spfi.bank/news-events/press-releases ). The Company intends to use its web site as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

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

Recent Developments

COVID-19 Update

The spread of the novel coronavirus (“COVID-19”) has caused significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients, their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company’s Business Continuity Oversight Committee has monitored the spread of the COVID-19 pandemic since late January 2020 and has continuously escalated the Company’s response as well as employee and customer communications. As the COVID-19 pandemic continued to spread across the globe, the Company created a Pandemic Task Force to implement South Plains’ Business Continuity Plan to ensure the safety of the Company’s employees and customers while maintaining the operational and financial integrity of the Bank. Non-essential employees were transitioned to a work-from-home environment, strict protocols for employees deemed essential were adopted to ensure adequate social distancing and all Bank facilities are receiving incremental cleaning and sanitization. The Company has restricted access to its bank lobbies and are allowing customers in by appointment only while providing essential banking services through the Bank’s drive-through windows and digital platforms. The Company’s operations center provides essential employees the necessary room to social distance while seamlessly supporting the Bank’s customers and performing the critical tasks necessary to keep the Bank’s operations running efficiently. The facility also provides support for the Bank’s employees who are working remotely.

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank is proactively working with its borrowers in those sectors most affected by the pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of the COVID-19 pandemic. The Bank has also assigned its Chairman, Chief Executive Officer, Chief Credit Officer and Chief Lending Officer to partner with the Bank’s lenders on those borrowers most impacted by the pandemic to ensure the Company is proactively addressing those credits with the appropriate oversight and modifications when warranted, helping those borrowers bridge the gap until the economy begins to normalize. As part of the Bank’s efforts to support its customers and protect the Bank, and in accordance with the Joint Interagency Regulatory Guidance, the Bank has offered varying forms of loan modifications ranging from 90-day payment deferrals to 6- to 12-month interest only terms to provide borrowers relief. As of March 31, 2020, total loan modifications attributed to the COVID-19 pandemic were approximately $155 million, or 7%, of the Company’s loan portfolio. As of May 1st, 2020, total loan modifications attributed to COVID-19 had increased to approximately $390 million, or 18%, of the Company’s loan portfolio.

The Bank has also been active in assisting its customers in accessing the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of May 5th, 2020, the Bank had originated over $210 million in PPP loans for over 1,800 customers whose PPP loan applications were approved and funded. The Bank intends to continue accepting and processing new PPP loan applications for as long as funding for the program remains available. The Bank will utilize its lines of credit with the Federal Home Loan Bank of Dallas (the “FHLB”) and/or the Federal Reserve Bank of Dallas (the “FRB”) to supplement funding for these loans as needed. Helping City Bank’s customers access PPP loans is just one way that the Bank has been helping its customers and communities during this challenging time. City Bank has also been a supporter of the South Plains and Permian Basin food banks and recently increased its financial support given the challenging economic environment for so many.

The Company and City Bank remain well capitalized. We also have excess liquidity on hand as well as over $450 million in unpledged securities and access to lines of credit with the FHLB, the FRB and other banks.

Stock Repurchase Program
The Company temporarily suspended its stock repurchase program in response to the ongoing COVID-19 pandemic. Suspending the stock repurchase program will allow the Company to preserve capital and provide liquidity to meet the credit needs of the customers, small businesses and local communities served by the Company and City Bank. The Company believes that it remains strong and well-capitalized, and the Company may reinstate the stock repurchase program in the future.

Highlights

We had net income of $7.1 million for the three months ended March 31, 2020, compared to net income of $4.8 million for the three months ended March 31, 2019. Return on average equity was 9.00% and return on average assets was 0.89% for the three months ended March 31, 2020, compared to 8.98% and 0.71%, respectively, for the three months ended March 31, 2019.

Our total assets decreased $20.6 million, or 0.6%, to $3.22 billion at March 31, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment decreased $34.8 million, or 1.6%, to $2.11 billion at March 31, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $27.1 million, or 3.8%, to $734.8 million at March 31, 2020, compared to $707.7 million at December 31, 2019. Total deposits decreased $31.0 million, or 1.1%, to $2.67 billion at March 31, 2020, compared to $2.70 billion at December 31, 2019.

Results of Operations

Net Income

Net income increased by $2.3 million to $7.1 million for the three months ended March 31, 2020, compared to $4.8 million for the three months ended March 31, 2019. This increase was primarily the result of an increase of $5.7 million in net interest income and an increase of $6.8 million in noninterest income, partially offset by an increase of $5.6 million in the provision for loan losses and an increase of $4.0 million in noninterest expense.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$2,167,015	$31,055	5.76%	$1,955,783	$28,141	5.84%
Investment securities – taxable	560,677	3,592	2.58	309,670	2,109	2.76
Investment securities – non-taxable	78,933	501	2.55	32,172	286	3.61
Other interest-earning assets (2)	151,133	734	1.95	243,610	1,571	2.62
Total interest-earning assets	2,957,758	35,882	4.88	2,541,235	32,107	5.12
Noninterest-earning assets	250,659			176,437
Total assets	$3,208,417			$2,717,672

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,545,937	$2,656	0.69%	$1,470,199	$4,534	1.25%
Time deposits	353,471	1,627	1.85	309,687	1,355	1.77
Short-term borrowings	30,744	93	1.22	22,722	111	1.98
Notes payable & other longer-term borrowings	96,209	357	1.49	95,000	539	2.30
Subordinated debt securities	26,472	404	6.14	27,727	406	5.94
Junior subordinated deferrable interest debentures	46,393	401	3.48	46,393	513	4.48
Total interest-bearing liabilities	$2,099,226	$5,538	1.06%	$1,971,728	$7,458	1.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$765,637			$501,120
Other liabilities	27,152			29,153
Total noninterest-bearing liabilities	792,789			530,273
Shareholders’ equity	316,402			215,671
Total liabilities and shareholders’ equity	$3,208,417			$2,717,672

Net interest income		$30,344			$24,649
Net interest spread			3.82%			3.59%
Net interest margin(3)			4.13%			3.93%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,039	$(125)	$2,914
Investment securities – taxable	1,709	(226)	1,483
Investment securities – non-taxable	416	(201)	215
Other interest-earning assets	(596)	(241)	(837)
Total increase (decrease) in interest income	4,568	(793)	3,775

Interest-bearing liabilities:
NOW, Savings, MMDAs	234	(2,112)	(1,878)
Time deposits	192	80	272
Short-term borrowings	39	(57)	(18)
Notes payable & other borrowings	7	(189)	(182)
Subordinated debt securities	(18)	16	(2)
Junior subordinated deferrable interest debentures	—	(112)	(112)
Total increase (decrease) interest expense:	454	(2,374)	(1,920)

Increase (decrease) in net interest income	$4,114	$1,581	$5,695

Net interest income for the three months ended March 31, 2020 was $30.2 million, compared to $24.5 million for the three months ended March 31, 2019, an increase of $5.7 million, or 23.0%. The increase in net interest income was comprised of a $3.7 million, or 11.7%, increase in interest income and by a $2.0 million, or 25.7%, decrease in interest expense. The growth in interest income was primarily attributable to a $211.2 million, or 10.8%, increase in average loans outstanding for the three-month period ended March 31, 2020, compared to the three-month period ended March 31, 2019. The increase in average loans outstanding was primarily due to our acquisition of West Texas State Bank (“WTSB”) in November 2019. The average of all other interest-earning assets during this period grew $205.3 million. The interest income on the $416.5 million growth in average interest-earning assets was partially offset by a decrease of 24 basis points in yield on earning assets.

The $2.0 million decrease in interest expense for the three months ended March 31, 2020 was primarily related to a 47 basis point decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $119.5 million, or 6.7%, in average interest-bearing deposits over the same period in 2019. Additionally, average noninterest-bearing demand deposits increased to $792.8 million at March 31, 2020 from $530.3 million at March 31, 2019. The increase in average deposits from March 31, 2019 to March 31, 2020 was due primarily to the WTSB acquisition.

For the three months ended March 31, 2020, net interest margin and net interest spread were 4.13% and 3.82%, respectively, compared to 3.93% and 3.59% for the same period in 2019, which reflects the increase in interest income and the decrease in interest expense discussed above.

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

The provision for loan losses for the three months ended March 31, 2020 was $6.2 million, compared to $608,000 for the three months ended March 31, 2019. The increase in the provision for loan losses in the first quarter of 2020 compared to the same quarter in 2019 is primarily a result of the uncertain economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices. The allowance for loan losses as a percentage of loans held for investment was 1.38% at March 31, 2020 and 1.13% at December 31, 2019. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,983	$1,905	$78
Income from insurance activities	1,159	1,750	(591)
Bank card services and interchange fees	2,238	2,010	228
Mortgage banking activities	8,753	4,866	3,887
Investment commissions	455	333	122
Fiduciary income	829	376	453
Gain on sale of securities	2,318	—	2,318
Other income and fees(1)	1,140	835	305
Total noninterest income	$18,875	$12,075	$6,800

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended March 31, 2020 was $18.9 million, compared to $12.1 million for the three months ended March 31, 2019, an increase of $6.8 million, or 56.3%. Income from mortgage banking activities increased $3.9 million, or 79.9%, to $8.8 million for the three months ended March 31, 2020 from $4.9 million for the three months ended March 31, 2019. The increase was primarily the result of an increase of $3.9 million in mortgage banking activities revenue, due to an increase of $95.2 million in mortgage loan originations during this period, and a $2.3 million gain on sale of securities in the first quarter of 2020. Fiduciary income increased $453,000, or 120.5%, to $829,000 for the three months ended March 31, 2020 from $376,000 for the three months ended March 31, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. Income from insurance activities decreased to $1.2 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019 due to ASC 606 Revenue from Contracts with Customers becoming effective for the Company’s interim reporting periods in March 2020. The result of adoption is that there is a delay in the annual cycle of revenue recognition for insurance activities as compared to previous years.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,810	$19,125	$1,685
Occupancy expense, net	3,600	3,407	193
Professional services	1,572	1,706	(134)
Marketing and development	768	717	51
IT and data services	847	693	154
Bankcard expenses	1,052	724	328
Appraisal expenses	455	323	132
Other expenses(1)	4,907	3,341	1,566
Total noninterest expense	$34,011	$30,036	$3,975

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2020 was $34.0 million compared to $30.0 million for the three months ended March 31, 2019, an increase of $4.0 million, or 13.2%. Salaries and employee benefits increased $1.7 million, or 8.8%, from $19.1 million for the three months ended March 31, 2019 to $20.8 million for the three months ended March 31, 2020. This increase in salaries and employee benefits expense for the first quarter of 2020 compared to the first quarter of 2019 was primarily driven by the WTSB acquisition and increased commissions paid on the higher volume of mortgage loan originations. Other noninterest expenses increased $1.6 million for the three months ended March 31, 2020, compared to the same period in 2019. This increase was primarily due to core expenses for the acquired WTSB branches, higher commissions and other variable mortgage expenses as a result of increased production, $331,000 in data conversion expenses and $300,000 in computer equipment purchased in connection with upgrading the equipment at the acquired branches as well as at existing branches. The computer equipment purchases were expensed due to the individual items falling below the Company’s capitalization threshold.

Financial Condition

Our total assets decreased $20.6 million, or 0.6%, to $3.22 billion at March 31, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment decreased $34.8 million, or 1.6%, to $2.11 billion at March 31, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $27.1 million, or 3.8%, to $734.8 million at March 31, 2020, compared to $707.7 million at December 31, 2019. Total deposits decreased $31.0 million, or 1.1%, to $2.67 billion at March 31, 2020, compared to $2.70 billion at December 31, 2019.

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

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$641,739	30.4%	$658,195	30.7%
Commercial – specialized	303,116	14.4	309,505	14.4
Commercial – general	424,750	20.2	441,398	20.7
Consumer:
1-4 family residential	356,540	16.9	362,796	16.9
Auto loans	212,912	10.1	215,209	10.0
Other consumer	72,162	3.4	74,000	3.5
Construction	97,586	4.6	82,520	3.8
Gross loans	2,108,805	100.0%	2,143,623	100.0%
Allowance for loan losses	(29,074)		(24,197)
Net loans	$2,079,731		$2,119,426

Loans held for investment decreased $34.8 million, or 1.6%, to $2.11 billion at March 31, 2020, compared to $2.14 billion at December 31, 2019. This decrease in our loans was primarily due to $34.5 million in seasonal agricultural production loan net paydowns in the first quarter of 2020.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 67.1% of our loans held for investment were secured by real property as of March 31, 2020, compared to 65.5% as of December 31, 2019. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans decreased $16.5 million, or 2.5%, to $641.7 million as of March 31, 2020 from $658.2 million as of December 31, 2019. The decrease in commercial real estate loans during this period was mostly driven by the early payoff of several loans, as well as normal scheduled principal reductions outpacing our organic loan growth.

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

Commercial specialized loans decreased $6.4 million, or 2.1%, to $303.1 million as of March 31, 2020 from $309.5 million as of December 31, 2019. This decrease was primarily due to $34.5 million in seasonal agricultural production loan net paydowns, partially offset by an increase of $28.7 million in energy loans.

Commercial general loans decreased $16.6 million, or 3.8%, to $424.8 million as of March 31, 2020 from $441.4 million as of December 31, 2019. The decrease in commercial general loans was primarily due to the early payoff of two relationships totaling $22.2 million during the first quarter of 2020, partially offset by organic loan growth.

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

Consumer and other loans decreased $10.4 million, or 1.6%, to $641.6 million as of March 31, 2020, from $652.0 million as of December 31, 2019. The decreases in these loans were primarily a result of a net decrease of $6.3 million in 1-4 family residential loans as refinancing activities caused paydowns to exceed new growth. Additionally, indirect auto loan originations slowed in March as the economy began to worsen. As of March 31, 2020, our consumer loan portfolio was comprised of $356.5 million in 1-4 family residential loans, $212.9 million in auto loans, and $72.2 million in other consumer loans.

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

Construction loans increased $15.1 million, or 18.3%, to $97.6 million as of March 31, 2020 from $82.5 million as of December 31, 2019. The increase resulted from continued organic growth as well advances on lines of credit to fund construction progress.

Allowance for Loan Losses

The allowance for loan losses provides a reserve against which loan losses are charged as those losses become evident. Management evaluates the appropriate level of the allowance for loan losses on a quarterly basis. The analysis takes into consideration the results of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Additional allowances are provided to those loans which appear to represent a greater than normal exposure to risk. The quality of the loan portfolio and the adequacy of the allowance for loan losses is reviewed by regulatory examinations and the Company’s internal and external loan reviews. The allowance for loan losses consists of two elements: (1) specific valuation allowances established for probable losses on specific loans and (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

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

The allowance for loan losses was $29.1 million at March 31, 2020, compared to $24.2 million at December 31, 2019, an increase of $4.9 million, or 20.2%. The increase is primarily a result of management’s estimate of economic effects of the COVID-19 pandemic as well as the decline in oil and gas prices. These effects caused us to downgrade the risk ratings on some of the more at-risk sectors in our portfolio, primarily energy and hospitality during the first quarter of 2020.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2020
Commercial real estate	$5,049	$—	$108	$2,035	$7,192
Commercial – specialized	2,287	(14)	64	2,218	4,555
Commercial – general	9,609	(848)	17	(798)	7,980
Consumer:
1-4 family residential	2,093	—	—	651	2,744
Auto loans	3,385	(441)	52	1,316	4,312
Other consumer	1,341	(367)	72	593	1,639
Construction	433	—	—	219	652
Total	$24,197	$(1,670)	$313	$6,234	$29,074

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2019
Commercial real estate	$5,579	$—	$108	$(352)	$5,335
Commercial – specialized	2,516	(33)	23	(179)	2,327
Commercial – general	8,173	(4)	73	262	8,504
Consumer:
1-4 family residential	2,249	(19)	30	156	2,416
Auto loans	2,994	(259)	33	299	3,067
Other consumer	1,192	(279)	49	212	1,174
Construction	423	(75)	—	210	558
Total	$23,126	$(669)	$316	$608	$23,381

Net charge-offs totaled $1.4 million and were 0.25% (annualized) of average loans outstanding for the three months ended March 31, 2020, compared to $353,000 and 0.07% for the three months ended March 31, 2019. The increase in net charge-offs in the first quarter of 2020 was primarily the result of a $518,000 charge-off on a retail commercial relationship as well as two smaller commercial – general charge-offs during the first quarter of 2020. The allowance for loan losses as a percentage of loans held for investment was 1.38% at March 31, 2020 and 1.13% at December 31, 2019.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$7,192	24.7%	$5,049	20.9%
Commercial – specialized	4,555	15.7	2,287	9.5
Commercial – general	7,980	27.5	9,609	39.7
Consumer:
1-4 family residential	2,744	9.4	2,093	8.6
Auto loans	4,312	14.8	3,385	14.0
Other consumer	1,639	5.6	1,341	5.5
Construction	652	2.3	433	1.8
Total allowance for loan losses	$29,074	100.0%	$24,197	100.0%

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

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$1,327	$162
Commercial – specialized	1,610	1,172
Commercial – general	2,163	2,254
Consumer:
1-4 family residential	800	1,105
Auto loans	—	—
Other consumer	—	—
Construction	—	—
Total nonaccrual loans	5,900	4,693
Past due loans 90 days or more and still accruing	1,212	1,352
Total nonperforming loans	7,112	6,045
Other real estate owned	1,944	1,883
Total nonperforming assets	$9,056	$7,928

Restructured loans - nonaccrual(1)	$102	$436
Restructured loans - accruing	$1,775	$1,804

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first three months of 2020 or 2019. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at March 31, 2020 were:
●
Restaurant and retail owner-occupied loans totaled $83.0 million (3.9% of total loans). The average loan size is $285,000. There was $913,000 in classified loans and $778,000 in loans past due greater than 30 days. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 1.98%.

●
Hospitality and assisted living center loans totaled $113.5 million (5.4% of total loans). The average loan size is $2.7 million. There was $2.8 million in classified loans and no loans past due more than 30 days. The related allowance for loan losses to total hospitality and assisted living center loans is 3.36%.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $90.0 million (4.3% of total loans) at March 31, 2020. There was $857,000 in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct engery loans is 3.97%.

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

Our securities portfolio increased $27.1 million, or 3.8%, to $734.8 million at March 31, 2020, compared to $707.7 million at December 31, 2019. The increase was due to the purchase of $112.4 million in Texas municipal securities, partially offset by the sale of $92.2 million in mortgage-backed. The sale of the mortgage-backed securities occurred in January 2020 and generated a gain of $2.3 million.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	$4,835	$85	$4,750	$4,807	$57
State and municipal	206,206	209,654	3,448	94,512	94,692	180
Mortgage-backed securities	361,847	376,081	14,234	463,899	464,516	617
Collateralized mortgage obligations	107,380	107,410	30	107,443	107,289	(154)
Asset-backed and other amortizing securities	34,524	36,811	2,287	35,833	36,346	513
Total available-for-sale	$714,707	$734,791	$20,084	$706,437	$707,650	$1,213

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2020, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of March 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	0.00%	$—	—%	$—	—%
State and municipal	1,022	1.71	—	0.00	15,730	2.16	189,454	2.52
Mortgage-backed securities	—	—	901	1.62	16,242	2.01	344,704	2.45
Collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	107,380	1.41
Asset-backed and other amortizing securities	—	—	—	—	—	—	34,524	2.82
Total available-for-sale	$5,772	2.75%	$901	1.62%	$31,972	2.08%	$676,062	2.32%

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	0.00%	$4,750	2.75%	$—	—%	$—	—%
State and municipal	470	4.00	1,028	1.71	14,206	2.08	78,808	2.90
Mortgage-backed securities	—	—	1,009	1.60	23,513	2.18	439,377	2.56
Collateralized mortgage obligations	——	0.00	—	0.00	—	0.00	107,443	2.26
Asset-backed and other amortizing securities	—	—	—	—	—	—	35,833	2.82
Total available-for-sale	$470	4.00%	$6,787	2.42%	$37,719	2.15%	$661,461	2.56%

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

Total deposits at March 31, 2020 were $2.67 billion, representing a decrease of $31.0 million, or 1.1%, compared to $2.70 billion at December 31, 2019. As of March 31, 2020, 27.8% of total deposits were comprised of noninterest-bearing demand accounts, 59.5% of interest-bearing non-maturity accounts and 12.7% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$740,946	27.8%	$790,921	29.3%
NOW and other transaction accounts	311,999	11.7	318,379	11.8
Money market and other savings	1,274,141	47.8	1,231,534	45.7
Time deposits	338,762	12.7	356,023	13.2
Total deposits	$2,665,848	100.0%	$2,696,857	100.0%

The following tables set forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	March 31, 2020
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$43,562
After three months through six months	25,046
After six months through twelve months	55,197
After twelve months	129,269
Total	$253,074

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2020 and December 31, 2019, we had total remaining borrowing capacity from the FHLB of $504.8 million and $394.3 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$95,000	$95,000
Weighted average interest rate at end of the period	0.76%	2.32%
Maximum month-end balance during the period	$95,000	$95,000
Average balance outstanding during the period	$95,000	$95,000
Weighted average interest rate during the period	1.51%	2.30%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $540.6 million and $547.0 million at March 31, 2020 and December 31, 2019, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%
Maximum month-end balance during the period	$—	$—
Average balance outstanding during the period	$1,209	$—
Weighted average interest rate during the period	0.25%	0.00%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $135.0 million as of March 31, 2020 and December 31, 2019. The lines were not used during the three or three month periods ended March 31, 2020 or the three or three month periods ending March 31, 2019.

Subordinated Debt Securities. In December 2018, the Company issued $26.5 million in subordinated debt securities. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of March 31, 2020 and December 31, 2019 was $26.5 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2020 and December 31, 2019. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 4.46%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 2.13%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 2.24%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2020.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At March 31, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $504.8 million and the capacity to borrow from the Federal Reserve discount window of approximately $540.6 million. The Federal Reserve has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the Federal Reserve discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis. Management believes that these sources of liquidity will provide adequate funding and liquidity to address the economic uncertainties caused by the ongoing COVID-19 pandemic. However, during this period management is closely monitoring the Company’s potential liquidity needs, and if general economic conditions, the COVID-19 pandemic, or other events cause these sources of liquidity to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth.

Capital Requirements

Total shareholders’ equity increased to $326.9 million as of March 31, 2020, compared to $306.2 million as of December 31, 2019, an increase of $20.7 million, or 6.8%. The increase from December 31, 2019 was primarily the result of $7.1 million in net earnings for the three months ended March 31, 2020, and a change in accumulated other comprehensive income of $13.9 million, net of tax.

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

At March 31, 2020, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At March 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$384,538	15.23%	$373,684	14.88%
Tier 1 capital (to risk-weighted assets)	328,812	13.02	322,835	12.85
CET 1 capital (to risk-weighted assets)	283,812	11.24	277,835	11.06
Tier 1 capital (to average assets)	328,812	10.34	322,835	10.74

City Bank:
Total capital (to risk-weighted assets)	$375,390	14.87%	$368,322	14.67%
Tier 1 capital (to risk-weighted assets)	346,136	13.71	343,945	13.70
CET 1 capital (to risk-weighted assets)	346,136	13.71	343,945	13.70
Tier 1 capital (to average assets)	346,136	10.89	343,945	11.45

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$471,650	$409,969
Standby letters of credit	12,036	10,748
Total	$483,686	$420,717

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2020	December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	0.04	(2.44)
+200	(0.63)	(1.40)
+100	(0.76)	(0.71)
-100	(2.82)	(0.23)

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of March 31, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 25, 2020.  There are no material developments in the legal actions described in our 2019 Annual Report on Form 10-K.

In connection with the recent acquisition of West Texas State Bank (“WTSB”), the Company and the Bank filed a lawsuit in the 72nd Judicial District Court of Lubbock County, Texas:  South Plains Financial, Inc. and City Bank v. R. Jay Phillips and West Texas State Bank, Case No. 202053938, on April 8, 2020 (as amended).  The petition names as defendants Mr. R. Jay Phillips (“Phillips”) and WTSB.

The petition alleges that Phillips, the former Chairman of the Board and Chief Executive Officer of WTSB, made false representations and misstatements to the Company and the Bank regarding the amount of expenses that were to be incurred as a result of WTSB’s termination of its core data processing contract, as required under the terms of the transaction.  In particular, the petition alleges that Phillips’ material misrepresentations, which were certified in writing, resulted in an incorrect quantification of WTSB’s transaction-related expenses and, in turn, inflated the consideration paid by the Company.  The petition seeks actual damages, punitive damages, exemplary damages, and attorney’s fees, and, alternatively, rescission of the Company’s acquisition of WTSB.

Phillips filed a counterclaim on May 6, 2020 seeking indemnification from City Bank, as successor to WTSB through merger, including reimbursement and payment of expenses incurred in connection with the lawsuit.  The Company intends to vigorously pursue its claim; however, it is not possible at this time to determine with any degree of certainty the ultimate outcome of the litigation.  If the case is not resolved, the lawsuit could result in costs associated with indemnification of Phillips and advancement of expenses not covered by insurance.

Except as described above or in our 2019 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (this “Form 10-Q”) and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10-K.  The following risk factors represent material changes in the risk factors disclosed by the Company in the 2019 Annual Report on Form 10-K.

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally.  In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities.  The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses.  Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses.  Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:  (i) the duration, extent, and severity of the pandemic, (ii) the response of governmental and nongovernmental authorities, (iii) the effect on our customers, counterparties, employees, and third-party service providers, (iv) the effect on economies and markets, and (v) the success of hardship relief efforts to bridge the gap to reopening the economy.

The duration of the pandemic and the resulting business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time.  The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects.

The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down.  Many banks, including City Bank, have implemented hardship relief programs that include payment deferral and short-term funding options.  The success of these programs could mute the effect on the Company’s credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals.  These deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.  We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.  However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Current and future restrictions on our workforce’s access to our facilities and our reliance on third parties could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations.

We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties.  In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible.  Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk.  These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses.  In light of the developing measures responding to the pandemic, many of these entities have limited the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral.  Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties.  If the third party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly.  On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income.  If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected.  Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition, the continued spread of COVID-19 has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility has resulted in a significant decline, and we may continue to experience further declines, in our stock price and market capitalization, which could result in goodwill impairment charges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 13, 2020	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 13, 2020	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer