Form 10-Q
period 2020-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2020-08-14
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 14, 2020, the registrant had 18,059,174 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$51,256	$56,246
Interest-bearing deposits in banks	204,845	101,853
Cash and cash equivalents	256,101	158,099
Securities available for sale	730,674	707,650
Loans held for sale	92,774	49,035
Loans held for investment	2,331,716	2,143,623
Allowance for loan losses	(40,635)	(24,197)
Accrued interest receivable	13,598	13,924
Premises and equipment, net	61,883	61,873
Bank-owned life insurance	70,071	69,397
Goodwill	19,968	18,757
Intangible assets	8,446	8,632
Mortgage servicing rights	3,776	2,054
Other assets	36,160	28,320
Total assets	$3,584,532	$3,237,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$940,853	$790,921
Interest-bearing	2,006,984	1,905,936
Total deposits	2,947,837	2,696,857
Short-term borrowings	9,565	37,165
Accrued expenses and other liabilities	47,731	29,098
Notes payable & other borrowings	170,000	95,000
Subordinated debt securities	26,472	26,472
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,247,998	2,930,985

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,059,174 and 18,036,115 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	18,059	18,036
Additional paid-in capital	140,620	140,492
Retained earnings	158,311	146,696
Accumulated other comprehensive income	19,544	958
Total stockholders’ equity	336,534	306,182

Total liabilities and stockholders’ equity	$3,584,532	$3,237,167

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$29,861	$28,592	$60,876	$56,690
Securities:
Taxable	3,170	1,816	6,950	3,992
Non taxable	942	218	1,338	443
Federal funds sold and interest-bearing deposits in banks	34	1,883	580	3,388
Total interest income	34,007	32,509	69,744	64,513
Interest expense:
Deposits	2,760	6,139	7,043	12,028
Notes payable & other borrowings	102	618	552	1,268
Subordinated debt securities	403	403	807	809
Junior subordinated deferrable interest debentures	294	512	695	1,025
Total interest expense	3,559	7,672	9,097	15,130
Net interest income	30,448	24,837	60,647	49,383
Provision for loan losses	13,133	875	19,367	1,483
Net interest income, after provision for loan losses	17,315	23,962	41,280	47,900
Noninterest income:
Service charges on deposit accounts	1,439	1,979	3,422	3,884
Income from insurance activities	1,022	1,210	2,181	2,960
Net gain on sales of loans	17,797	6,235	26,337	10,895
Bank card services and interchange fees	2,344	2,071	4,582	4,081
Realized gain on sale of securities	—	—	2,318	—
Investment commissions	365	493	820	826
Fiduciary fees	776	367	1,605	743
Other	1,153	1,348	2,506	2,389
Total noninterest income	24,896	13,703	43,771	25,778
Noninterest expense:
Salaries and employee benefits	21,621	18,784	42,431	37,909
Occupancy and equipment, net	3,586	3,416	7,186	6,823
Professional services	1,961	1,611	3,533	3,317
Marketing and development	806	796	1,574	1,513
IT and data services	1,079	689	1,926	1,382
Bank card expenses	1,017	806	2,069	1,530
Appraisal expenses	638	407	1,093	730
Other	4,499	3,421	9,406	6,762
Total noninterest expense	35,207	29,930	69,218	59,966
Income before income taxes	7,004	7,735	15,833	13,712
Income tax expense (benefit)	1,389	1,655	3,135	2,859
Net income	$5,615	$6,080	$12,698	$10,853

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per share:
Basic	$0.31	$0.37	$0.70	$0.69
Diluted	$0.31	$0.37	$0.69	$0.69

Net income	$5,615	$6,080	$12,698	$10,853
Other comprehensive income (loss):
Change in net unrealized loss on securities available for sale	6,813	4,410	28,002	7,317
Change in net losses on cash flow hedges	(931)	—	(2,158)	—
Reclassification adjustment for (gain) loss included in net income	—	—	(2,318)	—
Tax effect	(1,235)	(926)	(4,940)	(1,537)
Other comprehensive income (loss)	4,647	3,484	18,586	5,780
Comprehensive income	$10,262	$9,564	$31,284	$16,633

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Six Months Ended June 30,
Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$—	$(58,195)	$154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	—	51,392
Net income	—	—	—	10,853	—	—	—	10,853
Other comprehensive (loss), (net of tax)	—	—	—	—	5,780	—	—	5,780
Terminated ESOP put option	—	—	—	—	—	—	58,195	58,195
Stock based compensation	—	—	142	—	—	—	—	142
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	—	(1,279)
Balance at June 30, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$—	$—	$291,113

Balance at January 1, 2020	18,036,115	$18,036	$140,492	$146,696	$958	$—	$—	$306,182
Net income	—	—	—	12,698	—	—	—	12,698
Cash dividends:
Common - $0.03 per share	—	—	—	(1,083)	—	—	—	(1,083)
Other comprehensive income, (net of tax)	—	—	—	—	18,586	—	—	18,586
Exercise of employee stock options and vesting of restricted stock units, net of 17,178 shares for cashless exercise and net of 7,608 shares for taxes	27,759	28	(157)	—	—	—	—	(129)
Purchase of treasury stock	—	—	—	—	—	(61)	—	(61)
Extinguish treasury stock	(4,700)	(5)	(56)	—	—	61	—	-
Stock based compensation	—	—	341	—	—	—	—	341
Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$—	$—	$336,534

Three Months Ended June 30,
Balance at March 31, 2019	14,771,520	$14,772	$80,412	$123,328	$53	$—	$(58,195)	$160,370
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	—	51,392
Net income	—	—	—	6,080	—	—	—	6,080
Other comprehensive income, (net of tax)	—	—	—	—	3,484	—	—	3,484
Terminated ESOP put option	—	—	—	—	—	—	58,195	58,195
Stock based compensation	—	—	142	—	—	—	—	142
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	—	11,450
Balance at June 30, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$—	$—	$291,113

Balance at March 31, 2020	18,056,014	$18,056	$140,699	$153,238	$14,897	$—	$—	$326,890
Net income	—	—	—	5,615	—	—	—	5,615
Cash dividends:
Common - $0.03	—	—	—	(542)	—	—	—	(542)
Other comprehensive income, (net of tax)	—	—	—	—	4,647	—	—	4,647
Exercise of employee stock options and vesting of restricted stock units, net of 16,518 shares for cashless exercise and net of 2,622 shares for taxes	7,860	8	(54)	—	—	—	—	(46)
Purchase of treasury stock	—	—	—	—	—	(61)	—	(61)
Extinguish treasury stock	(4,700)	(5)	(56)	—	—	61	—	—
Stock based compensation	—	—	31	—	—	—	—	31
Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$—	$—	$336,534

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,698	$10,853
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	19,367	1,483
Depreciation and amortization	3,257	2,474
Accretion and amortization	1,130	(296)
Other gains, net	(2,441)	(149)
Net gain on sales of loans	(26,337)	(10,895)
Proceeds from sales of loans held for sale	567,294	274,021
Loans originated for sale	(584,696)	(263,676)
Earnings on bank-owned life insurance	(674)	(622)
Stock based compensation	341	142
Net change in:
Accrued interest receivable and other assets	(16,859)	45
Accrued expenses and other liabilities	18,340	8,279
Net cash from operating activities	(8,580)	21,659

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(121,254)	(11,233)
Sales	94,514	—
Maturities, prepayments, and calls	30,588	93,478
Loan originations and principal collections, net	(193,060)	19,940
Cash paid for acquisition	(687)	—
Purchases of premises and equipment, net	(2,402)	(2,406)
Proceeds from sales of premises and equipment	87	74
Proceeds from sales of foreclosed assets	1,689	1,244
Net cash from investing activities	(190,525)	101,097

Cash flows from financing activities:
Net change in deposits	250,980	4,404
Net change in short-term borrowings	(27,600)	(8,895)
Proceeds from common stock issuance, net	—	51,392
Proceeds from notes payable & other borrowings	75,000	—
Payments to tax authorities for stock-based compensation	(129)	—
Payments made on notes payable and other borrowings	—	(7,530)
Cash dividends on common stock	(1,083)	—
Purchase of treasury stock	(61)	—
Net cash from financing activities	297,107	39,371

Net change in cash and cash equivalents	$98,002	$162,127
Beginning cash and cash equivalents	158,099	245,989
Ending cash and cash equivalents	$256,101	$408,116

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$9,623	$14,866
Income taxes paid	—	2,853
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$1,088	$1,166
Share-based liability awards modified to equity awards	—	11,450

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

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. Loans originated by the bank subsidiary are generally secured by specific items of collateral including real property, crops, livestock, consumer assets, and other business assets.

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

Stock-based Compensation – The Company sponsors an equity incentive plan under which options to acquire shares of the Company’s common stock may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price. Shares are issued out of authorized and unissued common shares that have been reserved for issuance under such plan. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option.

Reclassification – Certain amounts in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019 have been reclassified to conform to the 2020 presentation.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by eliminating Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt ASU 2017-04 on January 1, 2020, and it did not have a significant impact on its financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred. During the period ended June 30, 2020, the economic disruption and uncertainty surrounding the ongoing COVID-19 pandemic and the recent volatility in the market price of crude oil resulted in a decrease in the Company’s stock price. The Company believed this resulted in a triggering event requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company’s estimated fair value as of June 30, 2020, exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2020 through the date of this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Available for sale:
U.S. government and agencies	$4,750	$66	$—	$4,816
State and municipal	214,576	9,474	(18)	224,032
Mortgage-backed securities	343,716	14,588	—	358,304
Collateralized mortgage obligations	107,319	243	—	107,562
Asset-backed and other amortizing securities	33,416	2,544	—	35,960
	$703,777	$26,915	$(18)	$730,674

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale:
U.S. government and agencies	$4,750	$57	$—	$4,807
State and municipal	94,512	1,091	(911)	94,692
Mortgage-backed securities	463,899	3,727	(3,110)	464,516
Collateralized mortgage obligations	107,443	15	(169)	107,289
Asset-backed and other amortizing securities	35,833	522	(9)	36,346
	$706,437	$5,412	$(4,199)	$707,650

The amortized cost and fair value of securities at June 30, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$6,267	$6,343
After 1 year through 5 years	—	—
After 5 years through 10 years	15,672	16,456
After 10 years	197,387	206,050
Other	484,451	501,825
	$703,777	$730,674

At both June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $268.0 million and $211.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	4,742	18	—	—	4,742	18
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Asset-backed and other amortizing securities	—	—	—	—	—	—
	$4,742	$18	$—	$—	$4,742	$18

December 31, 2019
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	58,389	910	387	1	58,776	911
Mortgage-backed securities	284,120	3,070	4,661	40	288,781	3,110
Collateralized mortgage obligations	60,039	169	—	—	60,039	169
Asset-backed and other amortizing securities	2,661	9	—	—	2,661	9
	$405,209	$4,158	$5,048	$41	$410,257	$4,199

There were two securities with an unrealized loss at June 30, 2020. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2020, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below:

	June 30, 2020	December 31, 2019
Commercial real estate	$655,906	$658,195
Commercial - specialized	325,942	309,505
Commercial - general	620,905	441,398
Consumer:
1-4 family residential	360,308	362,796
Auto loans	202,263	215,209
Other consumer	69,754	74,000
Construction	96,638	82,520
	2,331,716	2,143,623
Allowance for loan losses	(40,635)	(24,197)
Loans, net	$2,291,081	$2,119,426

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

The allowance for loan losses was $40.6 million at June 30, 2020, compared to $24.2 million at December 31, 2019. The allowance for loan losses to loans held for investment was 1.74% at June 30, 2020 and 1.13% at December 31, 2019. The increase in the allowance for loan losses in the second quarter of 2020 compared to the second quarter of 2019 is a result of economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices that started in the first quarter of 2020. The increase in the provision for loan losses in the second quarter 2020 compared to the first quarter 2020 is a result of a further worsening of the economy and continued uncertainty from the ongoing  COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on the economy and the Company’s customers is still unknown at this time. Accordingly, additional provisions for loan losses may be necessary in future periods.

The following table details the activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2020
Commercial real estate	$7,192	$7,856	$—	$108	$15,156
Commercial - specialized	4,555	2,872	(836)	23	6,614
Commercial - general	7,980	1,773	(532)	72	9,293
Consumer:
1-4 family residential	2,744	181	—	1	2,926
Auto loans	4,312	(168)	(262)	57	3,939
Other consumer	1,639	205	(383)	179	1,640
Construction	652	414	—	1	1,067
Total	$29,074	$13,133	$(2,013)	$441	$40,635

For the three months ended June 30, 2019
Commercial real estate	$5,335	$(28)	$—	$108	$5,415
Commercial - specialized	2,327	985	(5)	39	3,346
Commercial - general	8,504	(324)	(60)	205	8,325
Consumer:
1-4 family residential	2,416	(127)	—	21	2,310
Auto loans	3,067	202	(248)	46	3,067
Other consumer	1,174	216	(233)	42	1,199
Construction	558	(49)	—	—	509
Total	$23,381	$875	$(546)	$461	$24,171

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the six months ended June 30, 2020
Commercial real estate	$5,049	$9,892	$—	$215	$15,156
Commercial - specialized	2,287	5,090	(850)	87	6,614
Commercial - general	9,609	975	(1,380)	89	9,293
Consumer:
1-4 family residential	2,093	832	—	1	2,926
Auto loans	3,385	1,149	(704)	109	3,939
Other consumer	1,341	796	(749)	252	1,640
Construction	433	633	—	1	1,067

Total	$24,197	$19,367	$(3,683)	$754	$40,635

For the six months ended June 30, 2019
Commercial real estate	$5,579	$(379)	$—	$215	$5,415
Commercial - specialized	2,516	804	(37)	63	3,346
Commercial - general	8,173	(60)	(65)	277	8,325
Consumer:
1-4 family residential	2,249	28	(19)	52	2,310
Auto loans	2,994	500	(506)	79	3,067
Other consumer	1,192	429	(513)	91	1,199
Construction	423	161	(75)	—	509

Total	$23,126	$1,483	$(1,215)	$777	$24,171

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
June 30, 2020
Commercial real estate	$4,379	$651,527	$560	$14,596
Commercial - specialized	1,074	324,868	190	6,424
Commercial - general	878	620,027	126	9,167
Consumer:
1-4 family residential	1,837	358,471	—	2,926
Auto loans	—	202,263	—	3,939
Other consumer	—	69,754	—	1,640
Construction	—	96,638	—	1,067

Total	$8,168	$2,323,548	$876	$39,759

December 31, 2019
Commercial real estate	$299	$657,896	$—	$5,049
Commercial - specialized	573	308,932	—	2,287
Commercial - general	1,396	440,002	525	9,084
Consumer:
1-4 family residential	1,899	360,897	—	2,093
Auto loans	—	215,209	—	3,385
Other consumer	—	74,000	—	1,341
Construction	—	82,520	—	433

Total	$4,167	$2,139,456	$525	$23,672

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2020
Commercial real estate	$4,379	$1,898	$2,481	$4,379	$560	$2,719
Commercial - specialized	1,074	617	457	1,074	190	1,210
Commercial - general	878	385	493	878	126	1,526
Consumer:
1-4 family	2,256	1,837	—	1,837	—	2,012
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$8,587	$4,737	$3,431	$8,168	$876	$7,467

December 31, 2019
Commercial real estate	$754	$299	$—	$299	$—	$1,059
Commercial - specialized	573	573	—	573	—	1,345
Commercial - general	1,839	—	1,396	1,396	525	2,173
Consumer:
1-4 family	2,318	1,899	—	1,899	—	2,187
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$5,484	$2,771	$1,396	$4,167	$525	$6,764

All impaired loans $250,000 and greater were specifically evaluated for impairment.  Interest income recognized using a cash-basis method on impaired loans for the six-month period ended June 30, 2020 and the year ended December 31, 2019 was not significant.  Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2020
Commercial real estate	$10,659	$—	$4,424
Commercial - specialized	56	283	795
Commercial - general	179	150	1,301
Consumer:
1-4 Family residential	1,401	2,539	821
Auto loans	324	62	—
Other consumer	723	42	55
Construction	186	—	—

Total	$13,528	$3,076	$7,396

December 31, 2019
Commercial real estate	$37	$116	$162
Commercial - specialized	708	—	1,172
Commercial - general	1,747	—	2,254
Consumer:
1-4 Family residential	1,212	932	1,105
Auto loans	1,468	183	—
Other consumer	848	121	—
Construction	1,159	—	—

Total	$7,179	$1,352	$4,693

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial real estate	$596,000	$—	$59,906	$—	$655,906
Commercial - specialized	308,395	—	17,547	—	325,942
Commercial - general	610,280	—	10,625	—	620,905
Consumer:
1-4 family residential	354,591	—	5,717	—	360,308
Auto loans	201,419	—	844	—	202,263
Other consumer	69,468	—	286	—	69,754
Construction	96,216	—	422	—	96,638

Total	$2,236,369	$—	$95,347	$—	$2,331,716

December 31, 2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial - specialized	307,239	—	2,266	—	309,505
Commercial - general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520

Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in a classification as a troubled debt restructuring (“TDR”) if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020. The Company elected to adopt these provisions of the CARES Act.

Additionally, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40 and the interagency statement released by the federal banking regulators on April 7, 2020 in response to the COVID-19 pandemic (the “Joint Interagency Regulatory Guidance”). This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of June 30, 2020, the Company had modified approximately $415.6 million in loans that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. These modifications include: $298.1 million in six months of interest-only payments, $68.1 million in 90 day commercial payment deferrals, and $49.4 million in consumer one to four month payment deferrals. The total of all of these short-term modifications represented 17.8% of outstanding loans held for investment at June 30, 2020.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program.  These additional modifications do comply with the provisions of section 4013 of the CARES Act. As of June 30, 2020 the Company had 19 loans totaling approximately $48.8 million subject to these deferral and modification agreements, representing 2.1% of outstanding loans held for investment.

There were no loans modified as troubled debt restructurings during the six-month period ended June 30, 2020 and the year ended December 31, 2019.

4.	GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	June 30, 2020	December 31, 2019
Beginning goodwill	$18,757	$—
Arising from business combinations	—	18,757
Measurement period acquisition adjustment	1,211	—
Ending goodwill	$19,968	$18,757

Amortized intangible assets
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(809)	(202)
	5,870	6,477

Other intangibles	2,309	2,309
Arising from business combinations	663	—
Less: Accumulated amortization	(396)	(154)
	2,576	2,155

Other intangible assets, net	$8,446	$8,632

5.	BORROWING ARRANGEMENTS

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

Notes Payable and Other Borrowings
City Bank has multiple advances from the Federal Home Loan Bank of Dallas (“FHLB”). The advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In April 2020, City Bank borrowed $75 million from FHLB, on a term of three months, for liquidity needs associated with funding Paycheck Protection Program loans.

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

Options
A summary of activity in the Plan during the six months ended June 30, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2020
Outstanding at beginning of year:	1,462,997	$13.42
Granted	248,966	20.93
Exercised	(27,851)	10.72
Forfeited	(20,151)	17.86
Expired	—	—

Balance, June 30, 2020	1,663,961	$14.54	6.21	$3,040

Exercisable at end of period	1,058,090	$12.04	5.43	$3,040

Vested at end of period	1,058,090	$12.04	5.43	$3,040

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2020	2019
Expected volatility	27.46%	28.64%
Expected dividend yield	0.70%	0.70%
Expected term (years)	6.2 years	7.0 years
Risk-free interest rate	1.44%	2.63%
Weighted average grant date fair value	$5.68	$8.61

The total intrinsic value of options exercised during the six months ended June 30, 2020 was $185 thousand. There were no options exercised during the six months ended June 30, 2019.

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

Restricted Stock Units
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2020
Outstanding at beginning of year:	81,200	$19.46
Granted	5,970	20.93
Vested	(24,694)	19.79
Forfeited	—	—

Balance, June 30, 2020	62,476	$19.47

Restricted stock units granted under the Plan typically vest over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2020 was $3.7 million and will be recognized over a weighted average remaining period of 1.91 years. The total fair value of restricted stock units vested during the six months ended June 30, 2020 was $489,000. There was no vesting of restricted stock units during the six months ended June 30, 2019.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	June 30, 2020	December 31, 2019
Commitments to grant loans and unfunded commitments under lines of credit	$460,429	$409,969
Standby letters of credit	9,833	10,748

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

FHLB Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits. The balance of these FHLB letters of credit was $199.0 million at June 30, 2020 and December 31, 2019, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2020, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2020 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$395,127	14.32%	$289,774	10.50%	N/A	N/A
City Bank	383,541	13.90%	289,704	10.50%	$275,908	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	334,080	12.11%	234,579	8.50%	N/A	N/A
City Bank	348,975	12.65%	234,522	8.50%	220,726	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	289,080	10.47%	193,183	7.00%	N/A	N/A
City Bank	348,975	12.65%	193,136	7.00%	179,340	6.50%

Tier I Capital to Average Assets:
Consolidated	334,080	9.60%	140,247	4.00%	N/A	N/A
City Bank	348,975	10.04%	140,170	4.00%	173,817	5.00%

December 31, 2019
Total Capital to Risk Weighted Assets:
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
City Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
City Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
City Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%

Tier I Capital to Average Assets:
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
City Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,401	$1,078	$10,557	$351

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$123,760	$2,127	$—	$—

Included in other assets:
Cash flow swaps related to state and municipal securities	$—	$—	$—	$—

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	186,175	4,275	52,875	814

Total included in other assets	$186,175	$4,275	$52,875	$814

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$156,022	$857	$58,948	$141
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$156,022	$857	$58,948	$141

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,615	$6,080	$12,698	$10,853

Weighted average common shares outstanding - basic	18,061,705	16,459,366	18,052,405	15,620,106
Effect of dilutive securities:
Stock-based compensation awards	162,925	104,177	290,871	104,215
Weighted average common shares outstanding - diluted	18,224,630	16,563,543	18,343,276	15,724,321

Basic earnings per share	$0.31	$0.37	$0.70	$0.69
Diluted earnings per share	$0.31	$0.37	$0.69	$0.69

11.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended June 30, 2020	Banking	Insurance	Consolidated
Net interest income	$30,448	$—	$30,448
Provision for loan loss	(13,133)	—	(13,133)
Noninterest income	23,896	1,000	24,896
Noninterest expense	(34,061)	(1,146)	(35,207)

Income before income taxes	7,150	(146)	7,004

Income tax (expense) benefit	(1,358)	(31)	(1,389)

Net income	$5,792	$(177)	$5,615

Three Months Ended June 30, 2019	Banking	Insurance	Consolidated
Net interest income	$24,837	$—	$24,837
Provision for loan loss	(875)	—	(875)
Noninterest income	12,563	1,140	13,703
Noninterest expense	(29,098)	(832)	(29,930)

Income before income taxes	7,427	308	7,735

Income tax (expense) benefit	(1,590)	(65)	(1,655)

Net income	$5,837	$243	$6,080

Financial results by reportable segment are detailed below:

Six Months Ended June 30, 2020	Banking	Insurance	Consolidated
Net interest income	$60,647	$—	$60,647
Provision for loan loss	(19,367)	—	(19,367)
Noninterest income	41,657	2,114	43,771
Noninterest expense	(66,892)	(2,326)	(69,218)

Income before income taxes	16,045	(212)	15,833

Income tax (expense) benefit	(3,117)	(18)	(3,135)

Net income	$12,928	$(230)	$12,698

Six Months Ended June 30, 2,019	Banking	Insurance	Consolidated
Net interest income	$49,383	$—	$49,383
Provision for loan loss	(1,483)	-	(1,483)
Noninterest income	22,933	2,845	25,778
Noninterest expense	(58,170)	(1,796)	(59,966)

Income before income taxes	12,663	1,049	13,712

Income tax (expense) benefit	(2,730)	(129)	(2,859)

Net income	$9,933	$920	$10,853

12.	FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,816	$—	$4,816
State and municipal	—	224,032	—	224,032
Mortgage-backed securities	—	358,304	—	358,304
Collateralized mortgage obligations	—	107,562	—	107,562
Asset-backed and other amortizing securities	—	35,960	—	35,960
Loans held for sale (mandatory)	—	88,980	—	88,980
Mortgage servicing rights	—	3,776	—	3,776
Asset derivatives	—	4,275	—	4,275
Liability derivatives	—	(4,038)	—	(4,038)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	7,292	7,292
Other real estate owned	—	—	1,335	1,335
Loans held for sale (best efforts)	—	3,794	—	3,794

December 31, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,807	$—	$4,807
State and municipal	—	94,692	—	94,692
Mortgage-backed securities	—	464,516	—	464,516
Collateralized mortgage obligations	—	107,289	—	107,289
Asset-backed and other amortizing securities	—	36,346	—	36,346
Loans held for sale (mandatory)	—	32,809	—	32,809
Mortgage servicing rights	—	2,054	—	2,054
Asset derivatives	—	814	—	814
Liability derivatives	—	(492)	—	(492)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	3,642	3,642
Other real estate owned	—	—	1,883	1,883
Loans held for sale (best efforts)	—	16,226	—	16,226

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2020
Impaired loans	$7,292	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,335	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2019
Impaired loans	$3,642	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,883	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2020
Financial assets:
Cash and cash equivalents	$256,101	$256,101	$—	$—	$256,101
Loans, net	2,291,081	—	—	2,295,647	2,295,647
Accrued interest receivable	13,598	—	13,598	—	13,598
Bank-owned life insurance	70,071	—	70,071	—	70,071

Financial liabilities:
Deposits	$2,947,837	$2,717,245	$235,345	$—	$2,952,590
Accrued interest payable	1,757	—	1,757	—	1,757
Notes payable & other borrowings	170,000	—	170,000	—	170,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2019
Financial assets:
Cash and cash equivalents	$158,099	$158,099	$—	$—	$158,099
Loans, net	2,119,426	—	—	2,123,289	2,123,289
Accrued interest receivable	13,924	—	13,924	—	13,924
Bank-owned life insurance	69,397	—	69,397	—	69,397

Financial liabilities:
Deposits	$2,696,857	$2,354,999	$346,194	$—	$2,701,193
Accrued interest payable	2,283	—	2,283	—	2,283
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

13.	BUSINESS COMBINATIONS

In June 2020, Windmark acquired the operating assets of a crop insurance agency in Nebraska for $687 thousand.  Fair value of the assets acquired in this transaction as of the closing date are as follows:

Cash paid	$687

Assets acquired:
Premises and equipment, net	$24
Customer list	512
Other intangible assets	151
Total assets acquired	$687

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

In the first six months of 2020, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the closing date of the acquisition. These adjustments primarily included a $1.2 million increase in goodwill, a $900,000 decrease in loans, and a $300,000 increase in other liabilities. The amount of income recorded in current period earnings that would have been recorded in the previous reporting period had the adjustment been recognized as of the acquisition date is not significant. The Company is still evaluating the fair values of other assets and other liabilities, additional adjustments may be recorded during the measurement period, but no later than one year from the closing date of the transaction. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, which may result in further adjustments to the values presented in the above table.  The Company expects to finalize these values by the third quarter 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

Recent Developments

COVID-19 Update

The spread of the novel coronavirus (“COVID-19”) continues to cause significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients, their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company’s Business Continuity Oversight Committee, which has monitored the spread of the COVID-19 pandemic since January 2020, continues to monitor the impact of the ongoing COVID-19 pandemic, as well as employee and customer communications. The Company’s Pandemic Task Force, created in March 2020, continues to implement South Plains’ Business Continuity Plan to ensure the safety of the Company’s employees and customers while maintaining the operational and financial integrity of the Bank. Non-essential employees were transitioned to a work-from-home environment, strict protocols for employees deemed essential were adopted to ensure adequate social distancing and all Bank facilities are receiving incremental cleaning and sanitization. In March, the Company restricted access to its bank lobbies customers are currently served through appointments only, as well as through the Bank’s drive-through windows and digital platforms. The Company’s operations center continues to provide essential employees the necessary room to social distance while seamlessly supporting the Bank’s customers and performing the critical tasks necessary to keep the Bank’s operations running efficiently. The facility also provides support for the Bank’s employees who are working remotely.

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of the COVID-19 pandemic. As previously disclosed, the Bank has assigned its Chairman, Chief Executive Officer, Chief Credit Officer and Chief Lending Officer to partner with the Bank’s lenders on those borrowers most impacted by the COVID-19 pandemic to ensure the Company remains proactive in addressing those credits with the appropriate oversight and modifications when warranted. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications ranging from 90-day payment deferrals to 6- to 12-month interest only terms to provide borrowers relief. As of June 30, 2020, total loan modifications attributed to COVID-19 were approximately $464 million, or 19.9%, of the Company’s loan portfolio. The modification breakdown is: 64% of modified loans are interest only with periods of up to 6 months, 15% of modified loans are 90 day payment deferrals on commercial customers, 10% of modified loans are interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio, and 11% of modified loans are payment deferrals of one to four months on consumer loans.

The Bank continues to actively assist its customers in accessing the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the second quarter of 2020, the Bank originated approximately 2,050 PPP loans totaling $215 million. The Bank has utilized its lines of credit with the Federal Home Loan Bank of Dallas (the “FHLB”) and/or the Federal Reserve Bank of Dallas (the “FRB”) to supplement funding for origination of PPP loans as needed. Helping City Bank’s customers access PPP loans is just one way that the Bank has been helping its customers and communities during this challenging time. City Bank has also been a supporter of the South Plains and Permian Basin food banks and recently increased its financial support given the challenging economic environment for so many.

Finally, as previously announced on April 16, 2020, the Company temporarily suspended its stock repurchase program in response to the ongoing COVID-19 pandemic. Suspending the stock repurchase program has allowed the Company to preserve capital and provide liquidity to meet the credit needs of the customers, small businesses and local communities served by the Company and City Bank. The Company believes that it remains strong and well-capitalized, and the Company may reinstate the stock repurchase program in the future.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part II, Item 1A, “Risk Factors” of the Form 10-Q.

Highlights

We had net income of $5.6 million for the three months ended June 30, 2020, compared to net income of $6.1 million for the three months ended June 30, 2019. Return on average equity was 6.81% and return on average assets was 0.64% for the three months ended June 30, 2020, compared to 9.57% and 0.89%, respectively, for the three months ended June 30, 2019.

Our total assets increased $347.4 million, or 10.7%, to $3.58 billion at June 30, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment increased $188.1 million, or 8.8%, to $2.33 billion at June 30, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $23.0 million, or 3.3%, to $730.7 million at June 30, 2020, compared to $707.7 million at December 31, 2019. Total deposits increased $251.0 million, or 9.3%, to $2.95 billion at June 30, 2020, compared to $2.70 billion at December 31, 2019.

Results of Operations

Net Income

Net income decreased by $0.5 million to $5.6 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019. This decrease was primarily the result of an increase of $5.6 million net interest income and an increase of $11.2 million in noninterest income, offset by a $12.3 million increase in provision for loan losses and an increase of $5.3 million in noninterest expense.

Net income increased by $1.8 million to $12.7 million for the six months ended June 30, 2020, compared to $10.9 million for the six months ended June 30, 2019. The increase was primarily the result of an increase of $11.3 million in net interest income and an increase of $18.0 million in noninterest income, partially offset by an increase of $17.9 million in the provision for loan losses and an increase of $9.3 million in noninterest expense.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,204,441	$28,825	5.26%	$1,946,602	$28,635	5.90%
Loans - PPP	171,304	1,076	2.53	—	—	—
Investment securities – taxable	547,971	3,080	2.26	248,915	1,754	2.83
Investment securities – non-taxable	160,142	1,192	2.99	31,387	275	3.51
Other interest-earning assets(2)	174,753	124	0.29	348,106	1,946	2.24
Total interest-earning assets	3,258,611	34,297	4.23	2,575,010	32,610	5.08
Noninterest-earning assets	247,571			174,944
Total assets	$3,506,182			$2,749,954

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,650,159	$1,330	0.32%	$1,449,169	$4,696	1.30%
Time deposits	326,561	1,430	1.76	317,323	1,443	1.82
Short-term borrowings	16,449	6	0.15	11,085	57	2.06
Notes payable & other longer-term borrowings	161,099	96	0.24	95,000	561	2.37
Subordinated debt securities	26,472	403	6.12	26,472	403	6.11
Junior subordinated deferrable interest debentures	46,393	294	2.55	46,393	512	4.43
Total interest-bearing liabilities	$2,227,133	$3,559	0.64%	$1,945,442	$7,672	1.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$901,761			$516,783
Other liabilities	45,576			32,890
Total noninterest-bearing liabilities	947,337			549,673
Shareholders’ equity	331,712			254,839
Total liabilities and shareholders’ equity	$3,506,182			$2,749,954

Net interest income		$30,738			$24,938
Net interest spread			3.59%			3.50%
Net interest margin(3)			3.79%			3.88%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,185,728	$59,879	5.51%	$1,951,193	$56,776	5.87%
Loans - PPP	85,652	1,076	2.53	—	—	—
Investment securities – taxable	554,324	6,672	2.42	279,293	3,863	2.79
Investment securities – non-taxable	119,538	1,694	2.85	31,780	561	3.56
Other interest-earning assets(2)	162,944	858	1.06	295,858	3,517	2.40
Total interest-earning assets	3,108,186	70,179	4.54	2,558,124	64,717	5.10
Noninterest-earning assets	249,114			175,689
Total assets	$3,357,300			$2,733,813

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,598,048	$3,986	0.50%	$1,459,684	$9,230	1.28%
Time deposits	340,016	3,057	1.81	313,505	2,798	1.80
Short-term borrowings	23,597	99	0.84	16,904	168	2.00
Notes payable & other longer-term borrowings	128,654	453	0.71	95,000	1,100	2.33
Subordinated debt securities	26,472	807	6.13	27,100	809	6.02
Junior subordinated deferrable interest debentures	46,393	695	3.01	46,393	1,025	4.46
Total interest-bearing liabilities	$2,163,180	$9,097	0.85%	$1,958,586	$15,130	1.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$833,699			$508,951
Other liabilities	36,364			31,021
Total noninterest-bearing liabilities	870,063			539,972
Shareholders’ equity	324,057			235,255
Total liabilities and shareholders’ equity	$3,357,300			$2,733,813

Net interest income		$61,082			$49,587
Net interest spread			3.69%			3.54%
Net interest margin(3)			3.95%			3.91%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$3,793	$(3,603)	$190
Loans - PPP	—	1,076	1,076
Investment securities – taxable	2,107	(781)	1,326
Investment securities – non-taxable	1,128	(211)	917
Other interest-earning assets	(969)	(853)	(1,822)
Total increase (decrease) in interest income	6,059	(4,372)	1,687

Interest-bearing liabilities:
NOW, Savings, MMDAs	651	(4,017)	(3,366)
Time deposits	42	(55)	(13)
Short-term borrowings	28	(79)	(51)
Notes payable & other borrowings	390	(855)	(465)
Subordinated debt securities	—	—	—
Junior subordinated deferrable interest debentures	—	(218)	(218)
Total increase (decrease) interest expense:	1,111	(5,224)	(4,113)

Increase (decrease) in net interest income	$4,948	$852	$5,800

	Six Months Ended June 30,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$6,825	$(3,722)	$3,103
Loans - PPP	—	1,076	1,076
Investment securities – taxable	3,804	(995)	2,809
Investment securities – non-taxable	1,549	(416)	1,133
Other interest-earning assets	(1,580)	(1,079)	(2,659)
Total increase (decrease) in interest income	10,598	(5,136)	5,462

Interest-bearing liabilities:
NOW, Savings, MMDAs	875	(6,119)	(5,244)
Time deposits	237	22	259
Short-term borrowings	67	(136)	(69)
Notes payable & other borrowings	390	(1,037)	(647)
Subordinated debt securities	(19)	17	(2)
Junior subordinated deferrable interest debentures	—	(330)	(330)
Total increase (decrease) interest expense:	1,550	(7,583)	(6,033)

Increase (decrease) in net interest income	$9,048	$2,447	$11,495

Net interest income for the three months ended June 30, 2020 was $30.4 million, compared to $24.8 million for the three months ended June 30, 2019, an increase of $5.6 million, or 22.6%. The increase in net interest income was comprised of a $1.5 million, or 5.2%, increase in interest income and a $4.1 million, or 53.6%, decrease in interest expense. Interest and fees on loans increased by $1.3 million from the second quarter of 2019 due to growth of $429.1 million in average loans, primarily from the Company’s acquisition of West Texas State Bank (“WTSB”) as well as the PPP loans that were originated in the second quarter of 2020, partially offset by a decrease of 64 basis points in non-PPP loan rates due to the decline in the interest rate environment experienced in the first quarter of 2020. The PPP loans yielded 2.53% during the second quarter of 2020, which includes accretion of the related SBA lenders fees for processing PPP loans during the quarter. As of June 30, 2020, the Company has received and deferred $7.7 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unamortized fee is accreted to income at that time. During the second quarter of 2020, the Company recognized $641,000 in PPP related SBA fees. The Company expects that the majority of PPP loans will begin to be forgiven over the next several quarters.

The $4.1 million decrease in interest expense for the three months ended June 30, 2020 was primarily due to a decrease in the interest rate paid on interest-bearing liabilities of 94 basis points, partially offset by an increase of $281.7 million in average interest-bearing liabilities over the same period in 2019. The increase in average interest-bearing liabilities was primarily due to increased deposits, from the acquisition of WTSB, PPP loan funding and other government stimulus payments and programs as well as organic growth, and an additional $75.0 million in borrowings to augment liquidity in funding the PPP loans. Additionally, average noninterest-bearing demand deposits increased to $901.8 million at June 30, 2020 from $516.8 million at June 30, 2019.

For the three months ended June 30, 2020, net interest margin and net interest spread were 3.79% and 3.59%, respectively, compared to 3.88% and 3.50% for the same period in 2019, which reflects the increase in interest income and the decrease in interest expense discussed above.

Net interest income for the six months ended June 30, 2020 was $60.6 million, compared to $49.4 million for the six months ended June 30, 2019, an increase of $11.2 million, or 22.8%. The increase in net interest income was comprised of an $5.2 million, or 8.1%, increase in interest income and a $6.0 million, or 39.9%, decrease in interest expense. The growth in interest income was primarily attributable to a $320.2 million, or 16.4%, increase in average loans outstanding for the six-month period ended June 30, 2020, compared to the six-month period ended June 30, 2019, partially offset by an decrease of 36 basis points in the yield on total loans, excluding PPP loans. The increase in average loans outstanding was primarily due to the PPP loans originated during the second quarter of 2020 as well as the loans acquired from WTSB.

The $6.0 million decrease in interest expense for the six months ended June 30, 2020 was primarily related to an decrease of 71 basis points in the rate paid on interest-bearing liabilities, partially offset by an increase of $204.6 million, or 10.4%, in average interest-bearing liabilities over the same period in 2019. The increase in average interest-bearing liabilities was primarily due to increased deposits, from the acquisition of WTSB, PPP loan funding and other government stimulus payments and programs as well as organic growth, and an additional $75.0 million in borrowings to augment liquidity in funding the PPP loans. Additionally, average noninterest-bearing demand deposits increased to $833.7 million at June 30, 2020 from $509.0 million at June 30, 2019.

For the six months ended June 30, 2020, net interest margin and net interest spread were 3.95% and 3.69%, respectively, compared to 3.91% and 3.54% for the same period in 2019, which reflects the increase in interest income and the decrease in interest expense discussed above.

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

The provision for loan losses for the three months ended June 30, 2020 was $13.1 million compared to $875,000 for the three months ended June 30, 2019. The provision for loan losses for the six months ended June 30, 2020 was $19.4 million, compared to $1.5 million for the six months ended June 30, 2019. The increase in the provision for loan losses in the second quarter of 2020 and year to date 2020 compared to the same quarter and period in 2019 is primarily a result of the uncertain economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices. The allowance for loan losses as a percentage of loans held for investment was 1.74% at June 30, 2020 and 1.13% at December 31, 2019. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,439	$1,979	$(540)	$3,422	$3,884	$(462)
Income from insurance activities	1,022	1,210	(188)	2,181	2,960	(779)
Bank card services and interchange fees	2,344	2,071	273	4,582	4,081	501
Mortgage banking activities	17,955	6,652	11,303	26,708	11,518	15,190
Investment commissions	365	493	(128)	820	826	(6)
Fiduciary income	776	367	409	1,605	743	862
Gain on sale of securities	—	—	—	2,318	—	2,318
Other income and fees(1)	995	931	64	2,135	1,766	369
Total noninterest income	$24,896	$13,703	$11,193	$43,771	$25,778	$17,993

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended June 30, 2020 was $24.9 million, compared to $13.7 million for the three months ended June 30, 2019, an increase of $11.2 million, or 81.7%. Income from mortgage banking activities increased $11.3 million, or 169.9%, to $18.0 million for the three months ended June 30, 2020 from $6.7 million for the three months ended June 30, 2019. The increase was due primarily to an increase of $368.9 million in mortgage loan originations for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Additionally, fiduciary income increased $409,000 and service charges on deposit accounts decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. The decrease in service charges on deposit accounts was primarily from reduced customer spending and activity during the ongoing COVID-19 pandemic.

Noninterest income for the six months ended June 30, 2020 was $43.8 million, compared to $25.8 million for the six months ended June 30, 2019, an increase of $18.0 million, or 69.8%. Income from mortgage banking activities increased $15.2 million, or 131.9%, to $26.7 million for the six months ended June 30, 2020 from $11.5 million for the six months ended June 30, 2019. This increase was primarily a result of an increase of $321.1 million in mortgage loan originations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, in addition to a $2.3 million gain on sale of securities in the first quarter of 2020. Fiduciary income increased $862,000 and income from insurance activities decreased $779,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. The decrease in income from insurance activities was due to ASC 606, “Revenue from Contracts with Customers,” becoming effective for the Company’s interim reporting periods in March 2020. The result of adoption is that there is a delay in the annual cycle of revenue recognition for insurance activities as compared to previous years.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,621	$18,784	$2,837	$42,431	$37,909	$4,522
Occupancy expense, net	3,586	3,416	170	7,186	6,823	363
Professional services	1,961	1,611	350	3,533	3,317	216
Marketing and development	806	796	10	1,574	1,513	61
IT and data services	1,079	689	390	1,926	1,382	544
Bankcard expenses	1,017	806	211	2,069	1,530	539
Appraisal expenses	638	407	231	1,093	730	363
Other expenses(1)	4,499	3,421	1,078	9,406	6,762	2,644
Total noninterest expense	$35,207	$29,930	$5,277	$69,218	$59,966	$9,252

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2020 was $35.2 million compared to $29.9 million for the three months ended June 30, 2019, an increase of $5.3 million, or 17.6%. Salaries and employee benefits increased $2.8 million, or 15.1%, from $18.8 million for the three months ended June 30, 2019 to $21.6 million for the three months ended June 30, 2020. This increase in salaries and employee benefits expense was predominately related to an additional $2.6 million in commissions paid on the higher volume of mortgage loan originations and personnel in the Bank’s branches in the Permian Basin that were acquired in the fourth quarter of 2019 through the Company’s acquisition of WTSB, partially offset by a reduction in the Bank’s online mortgage platform personnel and other efficiency enhancements. There was also an increase in variable mortgage expenses, such as appraisal expenses, due to the increased mortgage production during the quarter. Other noninterest expenses also increased due to the acquisition of WTSB, including occupancy and other noninterest expenses for the branches acquired and core deposit intangible amortization expense.

Noninterest expense for the six months ended June 30, 2020 was $69.2 million, compared to $60.0 million for the six months ended June 30, 2019, an increase of $9.3 million, or 15.4%. Salaries and employee benefits increased $4.5 million, or 11.9%, from $37.9 million for the six months ended June 30, 2019 to $42.4 million for the six months ended June 30, 2020. This increase in salaries and employee benefits expense was predominately driven by the WTSB acquisition and increased commission paid on the higher volume of mortgage loan originations. Other noninterest expenses increased $2.6 million for the six months ended June 30, 2020, compared to the same period in 2019. This increase was primarily due to core expenses for the acquired WTSB branches, core deposit intangible amortization expense, higher commissions and other variable mortgage expenses as a result of increased production, $331,000 in data conversion expenses and $300,000 in computer equipment purchased in connection with upgrading the equipment at the acquired branches as well as at existing branches. The computer equipment purchases were expensed due to the individual items falling below the Company’s capitalization threshold.

Financial Condition

Total assets increased $34.7 million, or 10.7%, to $3.58 billion at June 30, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment increased $188.1 million, or 8.8%, to $2.33 billion at June 30, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $23.0 million, or 3.3%, to $730.7 million at June 30, 2020, compared to $707.7 million at December 31, 2019. Total deposits increased $25.1 million, or 9.3% to $2.95 billion at June 30, 2020, compared to $2.70 billion at December 31, 2019.

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

The following table presents the balance and associated percentage of each major category in our loans held for investment portfolio at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$655,906	28.1%	$658,195	30.7%
Commercial – specialized	325,942	14.0	309,505	14.4
Commercial – general	620,905	26.6	441,398	20.7
Consumer:
1-4 family residential	360,308	15.5	362,796	16.9
Auto loans	202,263	8.7	215,209	10.0
Other consumer	69,754	3.0	74,000	3.5
Construction	96,638	4.1	82,520	3.8
Gross loans	2,331,716	100.0%	2,143,623	100.0%
Allowance for loan losses	(40,635)		(24,197)
Net loans	$2,291,081		$2,119,426

Loans held for investment increased $188.1 million, or 8.8%, to $2.33 billion at June 30, 2020, compared to $2.14 billion at December 31, 2019. This increase in our loans was primarily due to the origination of $215.3 million in PPP loans, partially offset by the early payoff of two relationships totaling $22.2 million during the first quarter of 2020.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 63.1% of our loans held for investment were secured by real property as of June 30, 2020, compared to 65.5% as of December 31, 2019. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified loan portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans decreased $2.3 million, or 0.3%, to $655.9 million as of June 30, 2020 from $658.2 million as of December 31, 2019.

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

Commercial specialized loans increased $16.4 million, or 5.3%, to $325.9 million as of June 30, 2020 from $309.5 million as of December 31, 2019. This increase was primarily due to a net increase of $17.3 million in energy loans.

Commercial general loans increased $179.5 million, or 40.7%, to $620.9 million as of June 30, 2020 from $441.4 million as of December 31, 2019. The increase in commercial general loans was primarily due to PPP loans originations totaling $215.3 million, partially offset by the early payoff of two relationships totaling $22.2 million during the first quarter of 2020.

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

Consumer and other loans decreased $19.7 million, or 3.0%, to $632.3 million as of June 30, 2020, from $652.0 million as of December 31, 2019. The decrease in these loans was primarily the result of indirect auto loan originations slowing in 2020 to a level that is less than the payments on these loans as a result of worsening economic conditions surrounding the COVID-19 pandemic. As of June 30, 2020, our consumer loan portfolio was comprised of $360.3 million in 1-4 family residential loans, $202.2 million in auto loans, and $69.8 million in other consumer loans.

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

Construction loans increased $14.1 million, or 17.1%, to $96.6 million as of June 30, 2020 from $82.5 million as of December 31, 2019. The increase resulted from continued organic growth, especially in our Lubbock/South Plains and Dallas/Ft. Worth markets.

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

The allowance for loan losses was $40.6 million at June 30, 2020, compared to $24.2 million at December 31, 2019, an increase of $16.4 million, or 67.9%. The increase is primarily a result of management’s estimate of economic effects of the COVID-19 pandemic as well as the decline in oil and gas prices. These effects caused us to downgrade the risk ratings on some of the more at-risk sectors in our portfolio, primarily energy and hospitality, during the first quarter and second quarter of 2020.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2020
Commercial real estate	$7,192	$—	$108	$7,856	$15,156
Commercial – specialized	4,555	(836)	23	2,872	6,614
Commercial – general	7,980	(532)	72	1,773	9,293
Consumer:
1-4 family residential	2,744	—	1	181	2,926
Auto loans	4,312	(262)	57	(168)	3,939
Other consumer	1,639	(383)	179	205	1,640
Construction	652	—	1	414	1,067
Total	$29,074	$(2,013)	$441	$13,133	$40,635

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2019
Commercial real estate	$5,335	$—	$108	$(28)	$5,415
Commercial – specialized	2,327	(5)	39	985	3,346
Commercial – general	8,504	(60)	205	(324)	8,325
Consumer:
1-4 family residential	2,416	—	21	(127)	2,310
Auto loans	3,067	(248)	46	202	3,067
Other consumer	1,174	(233)	42	216	1,199
Construction	558	—	—	(49)	509
Total	$23,381	$(546)	$461	$875	$24,171

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2020
Commercial real estate	$5,049	$—	$215	$9,892	$15,156
Commercial – specialized	2,287	(850)	87	5,090	6,614
Commercial – general	9,609	(1,380)	89	975	9,293
Consumer:
1-4 family residential	2,093	—	1	832	2,926
Auto loans	3,385	(704)	109	1,149	3,939
Other consumer	1,341	(749)	252	796	1,640
Construction	433	—	1	633	1,067
Total	$24,197	$(3,683)	$754	$19,367	$40,635

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2019
Commercial real estate	$5,579	$—	$215	$(379)	$5,415
Commercial – specialized	2,516	(37)	63	804	3,346
Commercial – general	8,173	(65)	277	(60)	8,325
Consumer:
1-4 family residential	2,249	(19)	52	28	2,310
Auto loans	2,994	(506)	79	500	3,067
Other consumer	1,192	(513)	91	429	1,199
Construction	423	(75)	—	161	509
Total	$23,126	$(1,215)	$777	$1,483	$24,171

Net charge-offs totaled $1.6 million and were 0.27% (annualized) of average loans outstanding for the three months ended June 30, 2020, compared to $85,000 and 0.02% for the three months ended June 30, 2019.  Net charge-offs totaled $2.9 million and were 0.26% (annualized) of average loans outstanding for the six months ended June 30, 2020, compared to $438,000 and 0.05% for the six months ended June 30, 2019.  The increase in net charge-offs for the quarter-to-date comparison was primarily the result of a $822,000 charge-off on an acquired direct energy relationship as well as several other smaller charge-offs on commercial-general loans during the second quarter of 2020.  The increase in net charge-offs for the year-to-date comparison was primarily the result of a $518,000 charge-off on a retail commercial relationship as well as two smaller commercial-general charge-offs during the first quarter of 2020, in addition to the second quarter 2020 charge-offs noted above.  The allowance for loan losses as a percentage of loans held for investment was 1.74% at June 30, 2020 and 1.13% at December 31, 2019.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,156	37.3%	$5,049	20.9%
Commercial – specialized	6,614	16.3	2,287	9.5
Commercial – general	9,293	22.9	9,609	39.7
Consumer:
1-4 family residential	2,926	7.2	2,093	8.6
Auto loans	3,939	9.7	3,385	14.0
Other consumer	1,640	4.0	1,341	5.5
Construction	1,067	2.6	433	1.8
Total allowance for loan losses	$40,635	100.0%	$24,197	100.0%

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

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$4,424	$162
Commercial – specialized	795	1,172
Commercial – general	1,301	2,254
Consumer:
1-4 family residential	821	1,105
Auto loans	55	—
Other consumer	—	—
Construction	—	—
Total nonaccrual loans	7,396	4,693
Past due loans 90 days or more and still accruing	3,076	1,352
Total nonperforming loans	10,472	6,045
Other real estate owned	1,335	1,883
Total nonperforming assets	$11,807	$7,928

Restructured loans - nonaccrual(1)	$96	$436
Restructured loans - accruing	$1,745	$1,804

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first six months of 2020 or 2019. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at June 30, 2020 were:
•
Restaurant and retail owner-occupied loans totaled $86.4 million (or 3.7% of total loans). The average loan size is $296,000. There was $564,000 in classified loans and $475,000 in loans past due greater than 30 days. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 2.22%. Approximately 34% of these loans had been modified during 2020 as a result of the COVID-19 pandemic. Of these modifications, 78% were for six months of interest-only payments with remaining 22% being 90 day payment deferrals.

•
Hospitality and assisted living center loans totaled $115.2 million (or 4.9% of total loans), excluding properties under construction. The average loan size is $2.6 million. There was $46.5 million in classified loans and $10.6 million in loans past due more than 30 days. There is also $2.8 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 6.78%. Approximately 81% of these loans had been modified during 2020 as a result of the COVID-19 pandemic. Of these modifications, 48% were for interest-only periods exceeding six months, interest rate reduction, or a combination of both, 42% were for up to six months of interest-only payments, and the remaining 10% being 90 day payment deferrals.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $78.6 million (or 3.4% of total loans) at June 30, 2020. There was $50,000 in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 5.65%. Approximately 13% of these loans had been modified during 2020 as a result of the COVID-19 pandemic. Of these modifications, 89% were for six months of interest-only payments with remaining 11% being 90 day payment deferrals.

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

Our securities portfolio increased $23.0 million, or 3.3%, to $730.7 million at June 30, 2020, compared to $707.7 million at December 31, 2019. The increase was due to the purchase of $121.3 million in Texas municipal securities and unrealized gain of $26.9 million, partially offset by the sale of $92.2 million in mortgage-backed securities and $30.6 million in maturities.  The sale of the mortgage-backed securities occurred in January 2020 and generated a gain of $2.3 million.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	$4,816	$66	$4,750	$4,807	$57
State and municipal	214,576	224,032	9,456	94,512	94,692	180
Mortgage-backed securities	343,716	358,304	14,588	463,899	464,516	617
Collateralized mortgage obligations	107,319	107,562	243	107,443	107,289	(154)
Asset-backed and other amortizing securities	33,416	35,960	2,544	35,833	36,346	513
Total available-for-sale	$703,777	$730,674	$26,897	$706,437	$707,650	$1,213

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2020, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of June 30, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Year Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	—	$—	—%	$—	—%
State and municipal	1,517	1.71	—	—	15,672	2.16	197,387	2.49
Mortgage-backed securities	—	—	804	1.63	15,150	1.99	327,761	2.38
Collateralized mortgage obligations	—	—	—	—	—	—	107,319	0.66
Asset-backed and other amortizing securities	—	—	—	—	—	—	33,417	2.82
Total available-for-sale	$6,267	2.75%	$804	1.63%	$30,822	2.08%	$665,884	2.16%

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—	$4,750	2.75%	$—	—%	$—	—%
State and municipal	470	4.00%	1,028	1.71%	14,206	2.08%	78,808	2.90%
Mortgage-backed securities	—	—	1,009	1.60%	23,513	2.18%	439,377	2.56%
Collateralized mortgage obligations	—	—	—	—	—	—	107,443	0
Asset-backed and other amortizing securities	—	—	—	—	—	—%	35,833	2.82%
Total available-for-sale	$470	4.00%	$6,787	2.42%	$37,719	2.15%	$661,461	2.56%

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

Total deposits at June 30, 2020 were $2.95 billion, representing an increase of $25.1 million, or 9.3%, compared to $2.70 billion at December 31, 2019. The increase in total deposits since December 31, 2019 is primarily due to organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. As of June 30, 2020, 31.9% of total deposits were comprised of noninterest-bearing demand accounts, 57.2% of interest-bearing non-maturity accounts and 10.9% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$940,853	31.9%	$790,921	29.3%
NOW and other transaction accounts	344,485	11.7	318,379	11.8
Money market and other savings	1,340,004	45.5	1,231,534	45.7
Time deposits	322,495	10.9	356,023	13.2
Total deposits	$2,947,837	100.0%	$2,696,857	100.0%

The following tables set forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	June 30, 2020
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$25,728
After three months through six months	31,513
After six months through twelve months	56,312
After twelve months	124,085
Total	$237,638

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2020 and December 31, 2019, we had total remaining borrowing capacity from the FHLB of $416.6 million and $304.8 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$170,000	$95,000	$170,000	$95,000
Weighted average interest rate at end of the period	0.29%	2.18%	0.29%	2.18%
Maximum month-end balance during the period	$170,000	$95,000	$170,000	$95,000
Average balance outstanding during the period	$158,462	$95,000	$126,731	$95,000
Weighted average interest rate during the period	0.24%	2.37%	0.71%	2.33%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $686.9 million and $547.6 million at June 30, 2020 and December 31, 2019, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$30,000	$—	$30,000	$—
Average balance outstanding during the period	$2,637	$—	$2,115	$—
Weighted average interest rate during the period	0.31%	0.00%	0.29%	0.00%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $165.0 million as of June 30, 2020 and December 31, 2019. The lines were not used during the three or six month periods ended June 30, 2020 or the three or six month periods ending June 30, 2019.

Subordinated Debt Securities. In December 2018, the Company issued $26.5 million in subordinated debt securities. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of June 30, 2020 and December 31, 2019 was $26.5 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2020 and December 31, 2019. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 3.69%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 1.70%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.81%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2020.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At June 30, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $416.6 million and the capacity to borrow from the FRB discount window of approximately $686.9 million. The FRB has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the Federal Reserve discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

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

Capital Requirements

Total shareholders’ equity increased to $336.5 million as of June 30, 2020, compared to $306.2 million as of December 31, 2019, an increase of $30.3 million, or 9.9%. The increase from December 31, 2019 was primarily the result of $12.7 million in net earnings for the six months ended June 30, 2020, and a change in accumulated other comprehensive income of $18.6 million, net of tax.

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

At June 30, 2020, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At June 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$395,127	14.32%	$373,684	14.88%
Tier 1 capital (to risk-weighted assets)	334,080	12.11	322,835	12.85
CET 1 capital (to risk-weighted assets)	289,080	10.47	277,835	11.06
Tier 1 capital (to average assets)	334,080	9.60	322,835	10.74

City Bank:
Total capital (to risk-weighted assets)	$383,541	13.90%	$368,322	14.67%
Tier 1 capital (to risk-weighted assets)	348,975	12.65	343,945	13.70
CET 1 capital (to risk-weighted assets)	348,975	12.65	343,945	13.70
Tier 1 capital (to average assets)	348,975	10.04	343,945	11.45

Treasury Stock

On March 13, 2020, the Company approved a stock buyback program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program has an expiration date of April 15, 2021. The Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. On April 16, 2020, the Company announced a temporary suspension of the Program. Suspending the stock repurchase program will allow the Company to preserve capital and provide liquidity to meet the credit needs of the customers, small businesses and local communities served by the Company and City Bank. The Company believes that it remains strong and well-capitalized, and the Company may reinstate the stock repurchase program in the future.

During the three months ended June 30, 2020, the Company purchased 4,700 shares of its common stock at a weighted average price of $13.03 per share for an aggregate amount of $61,000, and were immediately cancelled. These purchases were all in April 2020 and prior to the Company’s temporary suspension of the Program. The Company accounted for the transactions under the cost method. These transactions are recorded as “Purchase of treasury stock” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$460,429	$409,969
Standby letters of credit	9,833	10,748
Total	$470,262	$420,717

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2020	December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	7.01	(2.44)
+200	4.90	(1.40)
+100	2.91	(0.71)
-100	1.01	(0.23)

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of June 30, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) filed with the SEC on March 25, 2020.  There are no material developments in the legal actions described in our 2019 Annual Report on Form 10-K.

In connection with the recent acquisition of WTSB), the Company and the Bank filed a lawsuit in the 72nd Judicial District Court of Lubbock County, Texas:  South Plains Financial, Inc. and City Bank v. R. Jay Phillips and West Texas State Bank, Case No. 202053938, on April 8, 2020 (as amended).  The petition names as defendants Mr. R. Jay Phillips (“Phillips”) and WTSB.

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

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q for the three months ended June 30, 2020 (this “Form 10-Q”) and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10-K.  The following risk factors represent material changes in the risk factors disclosed by the Company in the 2019 Annual Report on Form 10-K.

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The COVID-19 pandemic continues to negatively impacted the global economy, disrupt global supply chains, lower equity market valuations, create significant volatility and disruption in financial markets, increase unemployment levels and decrease consumer confidence generally.  In addition, the pandemic caused the temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities.  The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses.  Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses.  Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:  (i) the duration, extent, and severity of the pandemic, (ii) the response of governmental and nongovernmental authorities, (iii) the effect on our customers, counterparties, employees, and third-party service providers, (iv) the effect on economies and markets, and (v) the success of hardship relief efforts to bridge the gap to reopening the economy. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the pandemic’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down and in the process of re-opening.  Many banks, including City Bank, have implemented hardship relief programs that include payment deferral and short-term funding options.  The success of these programs could mute the effect on the Company’s credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals.  Although we expect most of these loans to return to normal payment schedules upon the expiration of their deferral, these deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of the COVID-19 pandemic and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

There are no comparable recent events that provide guidance as to the effect the spread of the COVID-19 pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.  We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.  However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The COVID-19 pandemic continues to significantly affect the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly.  On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

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

In addition, the continued spread of the COVID-19 pandemic has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility has resulted in a significant decline, and we may continue to experience further declines, in our stock price and market capitalization, which could result in goodwill impairment charges.

As a participating lender in the PPP, we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing and forgiveness of PPP loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP and, as of June 30, 2020, the Bank had funded approximately 2,050 loans under the PPP, representing an unpaid principal balance of $215 million.

The PPP opened on April 3, 2020; however, because of the short time frame between the passing of the CARES Act and the opening of the PPP, there was and continues to be ambiguity in the laws, rules, and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their policies and procedures for accepting and processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

In addition, we have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced.  We also have credit risk related to how forgiveness of the PPP loans is handled and how the forgiveness amounts are determined.  We cannot predict what operational, credit, or other shortfalls may arise as a result of the Company making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 14, 2020	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 14, 2020	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer