Form 10-Q
period 2020-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2020-11-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 6, 2020, the registrant had 18,059,174 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$43,750	$56,246
Interest-bearing deposits in banks	245,785	101,853
Federal funds sold	1,350	—
Cash and cash equivalents	290,885	158,099
Securities available for sale	726,329	707,650
Loans held for sale	76,507	49,035
Loans held for investment	2,288,234	2,143,623
Allowance for loan losses	(46,076)	(24,197)
Accrued interest receivable	13,632	13,924
Premises and equipment, net	61,399	61,873
Bank-owned life insurance	70,401	69,397
Goodwill	19,508	18,757
Intangible assets	7,994	8,632
Mortgage servicing rights	6,562	2,054
Deferred tax asset, net	3,650	5,619
Other assets	23,641	22,701
Total assets	$3,542,666	$3,237,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$906,059	$790,921
Interest-bearing	2,037,743	1,905,936
Total deposits	2,943,802	2,696,857
Short-term borrowings	7,765	37,165
Accrued expenses and other liabilities	41,592	29,098
Notes payable & other borrowings	75,000	95,000
Subordinated debt securities	75,546	26,472
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,190,098	2,930,985

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,059,174 and 18,036,115 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	18,059	18,036
Additional paid-in capital	141,245	140,492
Retained earnings	174,501	146,696
Accumulated other comprehensive income	18,763	958
Total stockholders’ equity	352,568	306,182

Total liabilities and stockholders’ equity	$3,542,666	$3,237,167

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$30,724	$29,652	$91,600	$86,342
Securities:
Taxable	2,678	2,021	9,628	6,013
Non taxable	1,061	226	2,399	669
Federal funds sold and interest-bearing deposits in banks	40	1,766	620	5,154
Total interest income	34,503	33,665	104,247	98,178
Interest expense:
Deposits	2,517	5,627	9,560	17,655
Notes payable & other borrowings	68	581	620	1,849
Subordinated debt securities	403	404	1,210	1,213
Junior subordinated deferrable interest debentures	242	485	937	1,510
Total interest expense	3,230	7,097	12,327	22,227
Net interest income	31,273	26,568	91,920	75,951
Provision for loan losses	6,062	420	25,429	1,903
Net interest income, after provision for loan losses	25,211	26,148	66,491	74,048
Noninterest income:
Service charges on deposit accounts	1,749	2,101	5,171	5,985
Income from insurance activities	3,303	1,114	5,484	4,074
Net gain on sales of loans	20,942	6,626	47,279	17,521
Bank card services and interchange fees	2,608	2,192	7,190	6,273
Realized gain on sale of securities	—	—	2,318	—
Investment commissions	441	419	1,261	1,245
Fiduciary fees	781	361	2,386	1,104
Other	1,836	1,302	4,342	3,691
Total noninterest income	31,660	14,115	75,431	39,893
Noninterest expense:
Salaries and employee benefits	23,672	18,135	66,103	56,044
Occupancy and equipment, net	3,710	3,486	10,896	10,309
Professional services	1,177	1,852	4,710	5,169
Marketing and development	615	762	2,189	2,275
IT and data services	843	722	2,769	2,104
Bank card expenses	1,095	864	3,164	2,394
Appraisal expenses	744	467	1,837	1,197
Other	4,137	3,740	13,543	10,502
Total noninterest expense	35,993	30,028	105,211	89,994
Income before income taxes	20,878	10,235	36,711	23,947
Income tax expense (benefit)	4,147	1,977	7,282	4,836
Net income	$16,731	$8,258	$29,429	$19,111

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per share:
Basic	$0.93	$0.46	$1.63	$1.16
Diluted	$0.92	$0.45	$1.61	$1.15

Net income	$16,731	$8,258	$29,429	$19,111
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	(1,418)	116	26,584	7,433
Change in net gain (loss) on cash flow hedges	430	—	(1,728)	—
Reclassification adjustment for (gain) loss included in net income	—	—	(2,318)	—
Tax effect	207	(25)	(4,733)	(1,562)
Other comprehensive income (loss)	(781)	91	17,805	5,871
Comprehensive income	$15,950	$8,349	$47,234	$24,982

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Nine Months Ended September 30,
Balance at January 1, 2019	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$—	$(58,195)	$154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	—	51,392
Net income	—	—	—	19,111	—	—	—	19,111
Cash dividends:
Common - $0.03 per share	—	—	—	(539)	—	—	—	(539)
Other comprehensive (loss), (net of tax)	—	—	—	—	5,871	—	—	5,871
Terminated ESOP put option	—	—	—	—	—	—	58,195	58,195
Exercise of employee stock options and vesting of restricted stock units, net of 8,570 shares for cashless
exercise and net of 7,608 shares for taxes	25,803	25	25	—	—	—	—	(161)
Stock based compensation	—	—	407	—	—	—	—	407
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	—	(1,279)
Balance at September 30, 2019	18,004,323	$18,004	$140,268	$137,127	$3,628	$—	$—	$299,027

Balance at January 1, 2020	18,036,115	$18,036	$140,492	$146,696	$958	$—	$—	$306,182
Net income	—	—	—	29,429	—	—	—	29,429
Cash dividends:
Common - $0.03 per share	—	—	—	(1,624)	—	—	—	(1,624)
Other comprehensive income, (net of tax)	—	—	—	—	17,805	—	—	17,805
Exercise of employee stock options and vesting of restricted stock units, net of 17,178 shares for cashless exercise and net of 7,608 shares for taxes	27,759	28	(157)	—	—	—	—	(129)
Purchase of treasury stock	—	—	—	—	—	(61)	—	(61)
Extinguish treasury stock	(4,700)	(5)	(56)	—	—	61	—	—
Stock based compensation	—	—	966	—	—	—	—	966
Balance at September 30, 2020	18,059,174	$18,059	$141,245	$174,501	$18,763	$—	$—	$352,568

Three Months Ended September 30,
Balance at June 30, 2019	17,978,520	$17,979	$140,189	$129,408	$3,537	$—	$—	$291,113
Issuance of common stock, net	—	—	—	—	—	—	—	—
Net income	—	—	—	8,258	—	—	—	8,258
Cash dividends:
Common - $0.03 per share	—	—	—	(539)	—	—	—	(539)
Other comprehensive income, (net of tax)	—	—	—	—	91	—	—	91
Exercise of employee stock options and vesting of
restricted stock units, net of 8,570 shares for cashless
exercise and net of 7,608 shares for taxes	25,803	25	(186)	—	—	—	—	(161)
Stock based compensation	—	—	265	—	—	—	—	265
Share-based liability awards modified to equity awards	—	—	—	—	—	—	—	—
Balance at September 30, 2019	18,004,323	$18,004	$140,268	$137,127	$3,628	$—	$—	$299,027

Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$—	$—	$336,534
Net income	—	—	—	16,731	—	—	—	16,731
Cash dividends:
Common - $0.03 per share	—	—	—	(541)	—	—	—	(541)
Other comprehensive income, (net of tax)	—	—	—	—	(781)	—	—	(781)
Stock based compensation	—	—	625	—	—	—	—	625
Balance at September 30, 2020	18,059,174	$18,059	$141,245	$174,501	$18,763	$—	$—	$352,568

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$29,429	$19,111
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	25,429	1,903
Depreciation and amortization	4,935	3,733
Accretion and amortization	2,064	(97)
Other gains, net	(2,529)	(122)
Net gain on sales of loans	(47,279)	(17,521)
Proceeds from sales of loans held for sale	1,004,956	460,268
Loans originated for sale	(985,149)	(454,501)
Earnings on bank-owned life insurance	(1,004)	(937)
Stock based compensation	966	407
Net change in:
Accrued interest receivable and other assets	(8,642)	(3,390)
Accrued expenses and other liabilities	10,669	13,616
Net cash from operating activities	33,845	22,470

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(158,291)	(165,023)
Sales	94,514	—
Maturities, prepayments, and calls	69,618	109,414
Loan originations and principal collections, net	(150,579)	(7,786)
Cash paid for acquisition	(687)	(2,800)
Goodwill adjustment related to litigation settlement	460	—
Purchases of premises and equipment, net	(3,159)	(3,267)
Proceeds from sales of premises and equipment	192	208
Proceeds from sales of foreclosed assets	2,068	1,608
Net cash from investing activities	(145,864)	(67,646)

Cash flows from financing activities:
Net change in deposits	246,945	8,520
Net change in short-term borrowings	(29,400)	(7,850)
Proceeds from common stock issuance, net	—	51,392
Proceeds from subordinated debt issuance, net	49,074	—
Proceeds from notes payable & other borrowings	75,000	—
Payments to tax authorities for stock-based compensation	(129)	(161)
Payments made on notes payable and other borrowings	(95,000)	(7,530)
Cash dividends on common stock	(1,624)	(539)
Purchase of treasury stock	(61)	—
Net cash from financing activities	244,805	43,832

Net change in cash and cash equivalents	$132,786	$(1,344)
Beginning cash and cash equivalents	158,099	245,989
Ending cash and cash equivalents	$290,885	$244,645

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$12,956	$21,882
Income taxes paid	8,719	4,364
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed assets	$1,468	$1,521
Share-based liability awards modified to equity awards	—	11,450

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Loan Losses – The allowance for loan losses is established by management as an estimate to cover probable credit losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

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

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. Significantly all CDI is amortized using the sum of the years’ digits method.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by eliminating Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt ASU 2017-04 on January 1, 2020, and it did not have a significant impact on its financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred. During the period ended September 30, 2020, the economic disruption and uncertainty surrounding the ongoing COVID-19 pandemic and the recent volatility in the market price of crude oil resulted in a decrease in the Company’s stock price. The Company believed this resulted in a triggering event requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company’s estimated fair value as of September 30, 2020 exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

ASU 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The update is not expected to have any material effect on the Company’s financial statements.

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2020 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Available for sale:
U.S. government and agencies	$4,750	$35	$—	$4,785
State and municipal	242,010	8,248	(428)	249,830
Mortgage-backed securities	309,227	15,778	—	325,005
Collateralized mortgage obligations	107,249	—	(472)	106,777
Asset-backed and other amortizing securities	32,614	2,313	—	34,927
Other securities	5,000	10	(5)	5,005
	$700,850	$26,384	$(905)	$726,329

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale:
U.S. government and agencies	$4,750	$57	$—	$4,807
State and municipal	94,512	1,091	(911)	94,692
Mortgage-backed securities	463,899	3,727	(3,110)	464,516
Collateralized mortgage obligations	107,443	15	(169)	107,289
Asset-backed and other amortizing securities	35,833	522	(9)	36,346
	$706,437	$5,412	$(4,199)	$707,650

The amortized cost and fair value of securities at September 30, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$5,760	$5,800
After 1 year through 5 years	1,246	1,343
After 5 years through 10 years	20,825	21,658
After 10 years	223,930	230,820
Other	449,089	466,708
	$700,850	$726,329

At both September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $260.0 million and $211.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	34,380	428	—	—	34,380	428
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	106,777	472	—	—	106,777	472
Asset-backed and other amortizing securities	3,495	5	—	—	3,495	5
	$144,652	$905	$—	$—	$144,652	$905

December 31, 2019
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	58,389	910	387	1	58,776	911
Mortgage-backed securities	284,120	3,070	4,661	40	288,781	3,110
Collateralized mortgage obligations	60,039	169	—	—	60,039	169
Asset-backed and other amortizing securities	2,661	9	—	—	2,661	9
	$405,209	$4,158	$5,048	$41	$410,257	$4,199

There were eight securities with an unrealized loss at September 30, 2020. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2020, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below:

	September 30, 2020	December 31, 2019
Commercial real estate	$655,432	$658,195
Commercial - specialized	340,458	309,505
Commercial - general	578,181	441,398
Consumer:
1-4 family residential	372,114	362,796
Auto loans	193,023	215,209
Other consumer	68,877	74,000
Construction	80,149	82,520
	2,288,234	2,143,623
Allowance for loan losses	(46,076)	(24,197)
Loans, net	$2,242,158	$2,119,426

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

The allowance for loan losses was $46.1 million at September 30, 2020, compared to $24.2 million at December 31, 2019. The allowance for loan losses to loans held for investment was 2.01% at September 30, 2020 and 1.13% at December 31, 2019. The increase in the allowance for loan losses at September 30, 2020 compared to December 31, 2019 is a result of economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices that started in the first quarter of 2020. The increase in the provision for loan losses in the second quarter 2020 compared to the first quarter 2020 is a result of a further worsening of the economy and continued uncertainty from the ongoing COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on the economy and the Company’s customers is still unknown at this time. Accordingly, additional provisions for loan losses may be necessary in future periods.

The following table details the activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2020
Commercial real estate	$15,156	$3,085	$—	$23	$18,264
Commercial - specialized	6,614	(220)	(109)	19	6,304
Commercial - general	9,293	977	(372)	91	9,989
Consumer:
1-4 family residential	2,926	1,688	(56)	126	4,684
Auto loans	3,939	474	(212)	32	4,233
Other consumer	1,640	250	(262)	99	1,727
Construction	1,067	(192)	—	—	875
Total	$40,635	$6,062	$(1,011)	$390	$46,076

For the three months ended September 30, 2019
Commercial real estate	$5,415	$(379)	$—	$108	$5,144
Commercial - specialized	3,346	(575)	—	28	2,799
Commercial - general	8,325	734	(170)	19	8,908
Consumer:
1-4 family residential	2,310	384	(65)	9	2,638
Auto loans	3,067	127	(260)	83	3,017
Other consumer	1,199	121	(230)	63	1,153
Construction	509	8	—	—	517
Total	$24,171	$420	$(725)	$310	$24,176

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the nine months ended September 30, 2020
Commercial real estate	$5,049	$12,977	$—	$238	$18,264
Commercial - specialized	2,287	4,870	(959)	106	6,304
Commercial - general	9,609	1,952	(1,752)	180	9,989
Consumer:
1-4 family residential	2,093	2,520	(56)	127	4,684
Auto loans	3,385	1,624	(916)	140	4,233
Other consumer	1,341	1,045	(1,011)	352	1,727
Construction	433	441	—	1	875

Total	$24,197	$25,429	$(4,694)	$1,144	$46,076

For the nine months ended September 30, 2019
Commercial real estate	$5,579	$(758)	$—	$323	$5,144
Commercial - specialized	2,516	230	(37)	90	2,799
Commercial - general	8,173	674	(235)	296	8,908
Consumer:
1-4 family residential	2,249	412	(84)	61	2,638
Auto loans	2,994	626	(765)	162	3,017
Other consumer	1,192	550	(744)	155	1,153
Construction	423	169	(75)	—	517

Total	$23,126	$1,903	$(1,940)	$1,087	$24,176

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
September 30, 2020
Commercial real estate	$4,339	$651,093	$260	$18,004
Commercial - specialized	—	340,458	—	6,304
Commercial - general	7,071	571,110	1,734	8,255
Consumer:
1-4 family residential	2,236	369,878	70	4,614
Auto loans	—	193,023	—	4,233
Other consumer	—	68,877	—	1,727
Construction	—	80,149	—	875

Total	$13,646	$2,274,588	$2,064	$44,012

December 31, 2019
Commercial real estate	$299	$657,896	$—	$5,049
Commercial - specialized	573	308,932	—	2,287
Commercial - general	1,396	440,002	525	9,084
Consumer:
1-4 family residential	1,899	360,897	—	2,093
Auto loans	—	215,209	—	3,385
Other consumer	—	74,000	—	1,341
Construction	—	82,520	—	433

Total	$4,167	$2,139,456	$525	$23,672

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2020
Commercial real estate	$4,339	$3,380	$959	$4,339	$260	$2,699
Commercial - specialized	—	—	—	—	—	673
Commercial - general	7,071	3,298	3,773	7,071	1,734	4,622
Consumer:
1-4 family	2,655	1,814	422	2,236	70	2,212
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$14,065	$8,492	$5,154	$13,646	$2,064	$10,206

December 31, 2019
Commercial real estate	$754	$299	$—	$299	$—	$1,059
Commercial - specialized	573	573	—	573	—	1,345
Commercial - general	1,839	—	1,396	1,396	525	2,173
Consumer:
1-4 family	2,318	1,899	—	1,899	—	2,187
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$5,484	$2,771	$1,396	$4,167	$525	$6,764

All impaired loans $250,000 and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the nine-month period ended September 30, 2020 and the year ended December 31, 2019 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2020
Commercial real estate	$2,846	$—	$4,382
Commercial - specialized	304	—	205
Commercial - general	406	—	7,638
Consumer:
1-4 Family residential	1,203	1,851	789
Auto loans	567	73	—
Other consumer	779	15	53
Construction	—	—	—

Total	$6,105	$1,939	$13,067

December 31, 2019
Commercial real estate	$37	$116	$162
Commercial - specialized	708	—	1,172
Commercial - general	1,747	—	2,254
Consumer:
1-4 Family residential	1,212	932	1,105
Auto loans	1,468	183	—
Other consumer	848	121	—
Construction	1,159	—	—

Total	$7,179	$1,352	$4,693

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate	$593,746	$—	$61,686	$—	$655,432
Commercial - specialized	331,377	—	9,081	—	340,458
Commercial - general	566,802	—	11,379	—	578,181
Consumer:
1-4 family residential	364,413	—	7,701	—	372,114
Auto loans	191,727	—	1,296	—	193,023
Other consumer	68,447	—	430	—	68,877
Construction	80,149	—	—	—	80,149

Total	$2,196,661	$—	$91,573	$—	$2,288,234

December 31, 2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial - specialized	307,239	—	2,266	—	309,505
Commercial - general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520

Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of September 30, 2020, the Company has an outstanding principal balance of modified loans of $53.8 million in loans that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. These modifications include: $44.2 million in six months of interest-only payments, $8.2 million in 90 day commercial payment deferrals, and $1.4 million in consumer one to four month payment deferrals. The total of all of these short-term modifications represented 2.35% of outstanding loans held for investment at September 30, 2020.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act. As of September 30, 2020 the Company had 23 loans totaling approximately $70.2 million subject to these deferral and modification agreements, representing 3.07% of outstanding loans held for investment.

There were no loans modified as a troubled debt restructurings during the nine-month period ended September 30, 2020 and the year ended December 31, 2019.

4.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	September 30, 2020	December 31, 2019
Beginning goodwill	$18,757	$—
Arising from business combinations	—	18,757
Measurement period acquisition adjustment	751	—
Ending goodwill	$19,508	$18,757
Amortized intangible assets
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(1,113)	(202)
	5,566	6,477

Other intangibles	2,309	2,309
Arising from business combinations	663	—
Less: Accumulated amortization	(544)	(154)
	2,428	2,155

Other intangible assets, net	$7,994	$8,632

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

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926,000 in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.

Notes Payable and Other Borrowings
City Bank has multiple advances from the Federal Home Loan Bank of Dallas (“FHLB”). The advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In April 2020, City Bank borrowed $75 million from FHLB, on a term of three months, for liquidity needs associated with funding Paycheck Protection Program loans. The three month advance matured in July 2020 and was repaid. Additionally, a $20 million long-term advance matured in July 2020 and was repaid.

6.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 2,300,000. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the nine months ended September 30, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2020
Outstanding at beginning of year:	1,462,997	$13.42
Granted	248,966	20.96
Exercised	(27,851)	10.72
Forfeited	(20,151)	17.86
Expired	(1,263)	16.00

Balance, September 30, 2020	1,662,698	$14.54	5.97	$1,657

Exercisable at end of period	1,065,753	$12.11	5.21	$1,657

Vested at end of period	1,065,753	$12.11	5.21	$1,657

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	27.46%	24.88% to 31.54%
Expected dividend yield	0.70%	0.70%
Expected term (years)	6.2 years	0.5 - 7.0 years
Risk-free interest rate	1.44%	1.46% to 2.63%
Weighted average grant date fair value	$5.68	$8.01

The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $185 thousand. There were no options exercised during the nine months ended September 30, 2019.

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

Restricted Stock Units
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2020
Outstanding at beginning of year:	81,200	$19.46
Granted	5,970	20.93
Vested	(24,694)	19.79
Forfeited	—	—

Balance, September 30, 2020	62,476	$19.47

Restricted stock units granted under the Plan typically vest over five years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2020 was $3.1 million and will be recognized over a weighted average remaining period of 1.79 years. The total fair value of restricted stock units vested during the nine months ended September 30, 2020 was $489,000. There was no vesting of restricted stock units during the nine months ended September 30, 2019.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	September 30, 2020	December 31, 2019
Commitments to grant loans and unfunded commitments under lines of credit	$439,633	$409,969
Standby letters of credit	7,004	10,748

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

FHLB Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits. The balance of these FHLB letters of credit was $199.0 million at both September 30, 2020 and December 31, 2019.

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

In July 2013, the Board of Governors of the Federal Reserve System published final rules for the adoption of the Basel III regulatory capital framework (“Basel III”). Basel III, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations. Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2020, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2020 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$457,689	18.67%	$257,444	10.50%	N/A	N/A
City Bank	394,673	16.10%	257,430	10.50%	$245,171	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	351,303	14.33%	208,407	8.50%	N/A	N/A
City Bank	363,834	14.84%	208,396	8.50%	196,137	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	306,303	12.49%	171,629	7.00%	N/A	N/A
City Bank	363,834	14.84%	171,620	7.00%	159,361	6.50%

Tier I Capital to Average Assets:
Consolidated	351,303	10.01%	141,472	4.00%	N/A	N/A
City Bank	363,834	10.37%	141,401	4.00%	175,376	5.00%

December 31, 2019
Total Capital to Risk Weighted Assets:
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
City Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
City Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
City Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%

Tier I Capital to Average Assets:
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
City Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,276	$1,028	$10,557	$351

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$123,760	$1,643	$—	$—

Included in other assets:
Cash flow swaps related to state and municipal securities	$—	$—	$—	$—

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	245,000	6,700	52,875	814

Total included in other assets	$245,000	$6,700	$52,875	$814

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$210,724	$1,006	$58,948	$141
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$210,724	$1,006	$58,948	$141

10.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,731	$8,258	$29,429	$19,111

Weighted average common shares outstanding - basic	18,059,174	17,985,429	18,054,678	16,417,116
Effect of dilutive securities:
Stock-based compensation awards	196,987	377,604	269,044	160,606
Weighted average common shares outstanding - diluted	18,256,161	18,363,033	18,323,722	16,577,722

Basic earnings per share	$0.93	$0.46	$1.63	$1.16
Diluted earnings per share	$0.92	$0.45	$1.61	$1.15

11.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended September 30, 2020	Banking	Insurance	Consolidated
Net interest income	$31,273	$—	$31,273
Provision for loan loss	(6,062)	—	(6,062)
Noninterest income	28,393	3,267	31,660
Noninterest expense	(33,984)	(2,009)	(35,993)

Income before income taxes	19,620	1,258	20,878

Income tax (expense) benefit	(3,891)	(256)	(4,147)

Net income	$15,729	$1,002	$16,731

Three Months Ended September 30, 2019	Banking	Insurance	Consolidated
Net interest income	$26,568	$—	$26,568
Provision for loan loss	(420)	—	(420)
Noninterest income	13,048	1,067	14,115
Noninterest expense	(29,109)	(919)	(30,028)

Income before income taxes	10,087	148	10,235

Income tax (expense) benefit	(1,945)	(32)	(1,977)

Net income	$8,142	$116	$8,258

Financial results by reportable segment are detailed below:

Nine Months Ended September 30, 2020	Banking	Insurance	Consolidated
Net interest income	$91,920	$—	$91,920
Provision for loan loss	(25,429)	—	(25,429)
Noninterest income	70,050	5,381	75,431
Noninterest expense	(100,876)	(4,335)	(105,211)

Income before income taxes	35,665	1,046	36,711

Income tax (expense) benefit	(7,008)	(274)	(7,282)

Net income	$28,657	$772	$29,429

Nine Months Ended September 30, 2019	Banking	Insurance	Consolidated
Net interest income	$75,951	$—	$75,951
Provision for loan loss	(1,903)	—	(1,903)
Noninterest income	35,981	3,912	39,893
Noninterest expense	(87,279)	(2,715)	(89,994)

Income before income taxes	22,750	1,197	23,947

Income tax (expense) benefit	(4,674)	(162)	(4,836)

Net income	$18,076	$1,035	$19,111

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,785	$—	$4,785
State and municipal	5,878	243,952	—	249,830
Mortgage-backed securities	—	325,005	—	325,005
Collateralized mortgage obligations	—	106,777	—	106,777
Asset-backed and other amortizing securities	—	34,927	—	34,927
Other	—	5,005	—	5,005
Loans held for sale (mandatory)	—	60,478	—	60,478
Mortgage servicing rights	—	6,562	—	6,562
Asset derivatives	—	6,700	—	6,700
Liability derivatives	—	(3,677)	—	(3,677)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,582	11,582
Other real estate owned	—	—	1,336	1,336
Loans held for sale (best efforts)	—	16,029	—	16,029

December 31, 2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,807	$—	$4,807
State and municipal	—	94,692	—	94,692
Mortgage-backed securities	—	464,516	—	464,516
Collateralized mortgage obligations	—	107,289	—	107,289
Asset-backed and other amortizing securities	—	36,346	—	36,346
Loans held for sale (mandatory)	—	32,809	—	32,809
Mortgage servicing rights	—	2,054	—	2,054
Asset derivatives	—	814	—	814
Liability derivatives	—	(492)	—	(492)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	3,642	3,642
Other real estate owned	—	—	1,883	1,883
Loans held for sale (best efforts)	—	16,226	—	16,226

Securities – Securities are carried at fair value. When available, fair value is based on quoted prices for the identical security in an active market and as such, would be classified as Level 1. If quoted market prices are not available, fair values are calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded. Securities for which Level 1 valuations are not available are classified as Level 2.

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2020
Impaired loans	$11,582	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,336	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

December 31, 2019
Impaired loans	$3,642	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,883	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2020
Financial assets:
Cash and cash equivalents	$290,885	$290,885	$—	$—	$290,885
Loans, net	2,242,158	—	—	2,246,631	2,246,631
Accrued interest receivable	13,632	—	13,632	—	13,632
Bank-owned life insurance	70,401	—	70,401	—	70,401

Financial liabilities:
Deposits	$2,943,802	$2,674,130	$274,768	$—	$2,948,898
Accrued interest payable	1,654	—	1,654	—	1,654
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	75,546	—	75,546	—	75,546

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2019
Financial assets:
Cash and cash equivalents	$158,099	$158,099	$—	$—	$158,099
Loans, net	2,119,426	—	—	2,123,289	2,123,289
Accrued interest receivable	13,924	—	13,924	—	13,924
Bank-owned life insurance	69,397	—	69,397	—	69,397

Financial liabilities:
Deposits	$2,696,857	$2,354,999	$346,194	$—	$2,701,193
Accrued interest payable	2,283	—	2,283	—	2,283
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

13.  BUSINESS COMBINATIONS

In June 2020, Windmark acquired the operating assets of a crop insurance agency in Nebraska for $687,000. Fair value of the assets acquired in this transaction as of the closing date are as follows:

Cash paid	$687

Assets acquired:
Premises and equipment, net	$24
Customer list	512
Other intangible assets	151
Total assets acquired	$687

The Company is still evaluating the fair values of other assets and other liabilities, additional adjustments may be recorded during the measurement period, but no later than one year from the closing date of the transaction. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, which may result in further adjustments to the values presented in the above table. The Company expects to finalize these values by June 30, 2021.

West Texas State Bank

In November 2019, the Company completed its acquisition of West Texas State Bank (“WTSB”). This transaction resulted in six additional branches. The Company paid the shareholders of WTSB $76.1 million in cash for all outstanding stock of WTSB and resulted in a 100% ownership interest.

The Company recognized total goodwill of $19.3 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $955,000 for the year ended December 31, 2019, which are included in noninterest expense in the consolidated statements of comprehensive income.

Non-credit impaired loans had a fair value of $196.2 million at the acquisition date and contractual balance of $198.4 million. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $2.2 million is being recognized into interest income as an adjustment to yield over the life of the loans. Purchased credit impaired loans were insignificant.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Cash paid	$76,100

Assets acquired:
Cash and cash equivalents	$77,903
Interest-bearing time deposits in banks	52,700
Federal funds purchased	26,468
Securities available for sale	68,398
Loans held for investment	195,228
Bank-owned life insurance	10,932
Premises and equipment, net	4,132
Accrued interest receivable	1,114
Core deposit intangible	6,679
Other assets	2,648
Total assets acquired	$446,202

Liabilities assumed
Deposits	$386,176
Accrued interest payable	55
Deferred tax liability	762
Other liabilities	2,424
Total liabilities assumed	$389,417
Net assets acquired	$56,785
Goodwill recorded in acquisition	$19,315

In the first nine months of 2020, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the closing date of the acquisition. These adjustments primarily included a $751,000 increase in goodwill, a $900,000 decrease in loans, and a $160,000 decrease in other liabilities. The amount of income recorded in current period earnings that would have been recorded in the previous reporting period had the adjustment been recognized as of the acquisition date is not significant. The Company is still evaluating the fair values of other assets and other liabilities, additional adjustments may be recorded during the measurement period, but no later than one year from the closing date of the transaction. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, which may result in further adjustments to the values presented in the above table. The Company expects to finalize these values by the year ended December 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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
●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, Economic Growth, Regulatory Relief, and Consumer Protection Act, and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2019 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, the Company cautions readers not to place undue reliance on any such forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Recent Developments

COVID-19 Update

The spread of the novel coronavirus (“COVID-19”) continues to cause significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients and their industries, as well as the financial services industry. At this time, we cannot predict the extent of the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic.

The Company’s Oversight Committee for Business Continuity and Incident Response, which has monitored the spread of COVID-19 since January, continues to monitor the impact of the ongoing COVID-19 pandemic, as well as employee and customer communications. The Company’s Pandemic Task Force continues to implement South Plains’ Business Continuity Plan, focusing on the safety of the Company’s employees and customers while maintaining the operational and financial integrity of the Bank. Non-essential employees were transitioned to a work-from-home environment, strict protocols for employees deemed essential were adopted to ensure adequate social distancing and all Bank facilities are receiving incremental cleaning and sanitization. The Company restricted access to the lobbies of the Bank’s branches and customers are currently served through appointments only, as well as through the Bank’s drive-through windows and recently upgraded digital platforms.

The Bank also continues to utilize a rigorous enterprise risk management (“ERM”) system that delivers a systematic approach to risk measurement and enhances the effectiveness of risk management across the Bank. The Bank’s ERM system has allowed management to consistently and aggressively review the Bank’s loan portfolio for signs of potential issues during the ongoing COVID-19 pandemic and the Bank continues to closely monitoring its loans to borrowers in the retail, hospitality and energy sectors.

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As previously disclosed, the Bank has assigned its Chairman, Chief Executive Officer, Chief Credit Officer and Chief Lending Officer to partner with the Bank’s lenders on those borrowers most impacted by the COVID-19 pandemic to ensure the Company remains proactive in addressing those credits with the appropriate oversight and modifications when warranted. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of September 30, 2020, total active loan modifications attributed to COVID-19 were approximately $124 million, or 5.4%, of the Company’s loan portfolio, down from $464 million, or 19.9%, of the Company’s loan portfolio at June 30, 2020. The active modification breakdown as of September 30, 2020 is: 36% of modified loans are 6 months interest only, 7% of modified loans are 90 day payment deferrals on commercial customers, 57% of modified loans are interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio, and 1% of modified loans are payment deferrals of one to four months on consumer loans. As of September 30, 2020, the active modification breakdown by category is: 58% of modified loans are in the hospitality sector, 19% of modified loans are other commercial real estate loans, 9% of modified loans are in the services and healthcare sector, 11% of modified loans are in other commercial sectors, and 3% of modified loans are in consumer loans.

The Bank has assisted its customers in accessing the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the second quarter of 2020, the Bank originated approximately 2,100 PPP loans totaling approximately $218 million. The Bank has utilized its lines of credit with the Federal Home Loan Bank of Dallas (the “FHLB”) and/or the Federal Reserve Bank of Dallas (the “FRB”) to supplement funding for origination of PPP loans as needed. Helping City Bank’s customers access PPP loans is just one way that the Bank has been helping its customers and communities during this challenging time. City Bank has also been a supporter of the South Plains and Permian Basin food banks and recently increased its financial support given the challenging economic environment for so many.

Finally, as announced on November 2, 2020, the Company has resumed its stock repurchase program. The stock repurchase program commenced in March of 2020 and allows for the repurchase of up to $10 million of the Company’s common stock. Repurchases under the stock repurchase program were temporarily suspended by the Company’s board of directors in April of 2020 in light of the uncertainties presented by the COVID-19 pandemic and surrounding events. To date, the Company has repurchased 4,700 shares of common stock totaling approximately $61,000 of the $10.0 million authorized for repurchase under the stock repurchase program. The Company’s board of directors also extended the expiration date of the stock repurchase program from April 15, 2021 until November 5, 2021, subject to certain limitations and conditions.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part II, Item 1A, “Risk Factors” of the Form 10-Q.

Highlights

We had net income of $16.7 million for the three months ended September 30, 2020, compared to net income of $8.3 million for the three months ended September 30, 2019. Return on average equity was 19.32% and return on average assets was 1.88% for the three months ended September 30, 2020 annualized, compared to 11.10% and 1.18%, respectively, for the three months ended September 30, 2019 annualized.

Our total assets increased $305.5 million, or 9.4%, to $3.54 billion at September 30, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment increased $144.6 million, or 6.7%, to $2.29 billion at September 30, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $18.7 million, or 2.6%, to $726.3 million at September 30, 2020, compared to $707.7 million at December 31, 2019. Total deposits increased $246.9 million, or 9.2%, to $2.94 billion at September 30, 2020, compared to $2.70 billion at December 31, 2019.

On September 29, 2020, the Company issued $50.0 million of fixed-to-floating rate subordinated notes due 2030.  The notes bear interest at a fixed rate of 4.50% for the first five tears, and the interest rate will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points.

Results of Operations

Net Income

Net income increased by $8.5 million to $16.7 million for the three months ended September 30, 2020, compared to $8.3 million for the three months ended September 30, 2019. This increase was primarily the result of an increase of $4.7 million in net interest income and an increase of $17.5 million in noninterest income, offset by a $5.6 million increase in the provision for loan losses and an increase of $6.0 million in noninterest expense.

Net income increased by $10.3 million to $29.4 million for the nine months ended September 30, 2020, compared to $19.1 million for the nine months ended September 30, 2019. The increase was primarily the result of an increase of $16.0 million in net interest income and an increase of $35.5 million in noninterest income, partially offset by an increase of $23.5 million in the provision for loan losses and an increase of $15.2 million in noninterest expense.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,195,507	$29,162	5.28%	$1,993,507	$29,695	5.91%
Loans - PPP	212,337	1,602	3.00	—	—	—
Investment securities – taxable	525,301	2,613	1.98	287,128	1,956	2.70
Investment securities – non-taxable	187,400	1,343	2.85	32,993	286	3.44
Other interest-earning assets(2)	168,922	105	0.25	284,579	1,831	2.55
Total interest-earning assets	3,289,467	34,825	4.21	2,598,207	33,768	5.16
Noninterest-earning assets	247,338			181,139
Total assets	$3,536,805			$2,779,346

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,695,476	$1,213	0.28%	$1,399,727	$4,057	1.15%
Time deposits	322,535	1,304	1.61	315,376	1,570	1.98
Short-term borrowings	12,080	3	0.10	12,468	58	1.85
Notes payable & other longer-term borrowings	95,870	65	0.27	95,000	523	2.18
Subordinated debt securities	26,472	403	6.06	26,472	404	6.05
Junior subordinated deferrable interest debentures	46,393	242	2.08	46,393	485	4.15
Total interest-bearing liabilities	$2,198,826	$3,230	0.58%	$1,895,436	$7,097	1.49%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$944,420			$555,501
Other liabilities	49,008			33,339
Total noninterest-bearing liabilities	993,428			588,840
Shareholders’ equity	344,551			295,070
Total liabilities and shareholders’ equity	$3,536,805			$2,779,346

Net interest income		$31,595			$26,671
Net interest spread			3.63%			3.67%
Net interest margin(3)			3.82%			4.07%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,188,988	$89,041	5.43%	$1,965,297	$86,471	5.88%
Loans - PPP	127,880	2,678	2.80	—	—	—
Investment securities – taxable	544,650	9,285	2.28	281,904	5,819	2.76
Investment securities – non-taxable	142,158	3,037	2.85	32,184	847	3.52
Other interest-earning assets(2)	164,936	963	0.78	292,099	5,348	2.45
Total interest-earning assets	3,168,612	105,004	4.43	2,571,484	98,485	5.12
Noninterest-earning assets	248,523			177,507
Total assets	$3,417,135			$2,748,991

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,630,524	$5,199	0.43%	$1,439,699	$13,287	1.23%
Time deposits	334,189	4,361	1.74	314,128	4,368	1.86
Short-term borrowings	19,758	102	0.69	15,425	226	1.96
Notes payable & other longer-term borrowings	117,726	518	0.59	95,000	1,623	2.28
Subordinated debt securities	26,472	1,210	6.11	26,890	1,213	6.03
Junior subordinated deferrable interest debentures	46,393	937	2.70	46,393	1,510	4.35
Total interest-bearing liabilities	$2,175,062	$12,327	0.76%	$1,937,535	$22,227	1.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$870,606			$524,468
Other liabilities	40,579			31,795
Total noninterest-bearing liabilities	911,185			556,263
Shareholders’ equity	330,888			255,193
Total liabilities and shareholders’ equity	$3,417,135			$2,748,991

Net interest income		$92,677			$76,258
Net interest spread			3.67%			3.59%
Net interest margin(3)			3.91%			3.96%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$3,009	$(3,542)	$(533)
Loans - PPP	—	1,602	1,602
Investment securities – taxable	1,623	(966)	657
Investment securities – non-taxable	1,338	(281)	1,057
Other interest-earning assets	(744)	(982)	(1,726)
Total increase (decrease) in interest income	5,226	(4,169)	1,057

Interest-bearing liabilities:
NOW, Savings, MMDAs	857	(3,701)	(2,844)
Time deposits	36	(302)	(266)
Short-term borrowings	(2)	(53)	(55)
Notes payable & other borrowings	5	(463)	(458)
Subordinated debt securities	—	(1)	(1)
Junior subordinated deferrable interest debentures	—	(243)	(243)
Total increase (decrease) interest expense:	896	(4,763)	(3,867)

Increase (decrease) in net interest income	$4,330	$594	$4,924

	Nine Months Ended September 30,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$9,842	$(7,272)	$2,570
Loans - PPP	—	2,678	2,678
Investment securities – taxable	5,424	(1,958)	3,466
Investment securities – non-taxable	2,894	(704)	2,190
Other interest-earning assets	(2,328)	(2,057)	(4,385)
Total increase (decrease) in interest income	15,832	(9,313)	6,519

Interest-bearing liabilities:
NOW, Savings, MMDAs	1,761	(9,849)	(8,088)
Time deposits	279	(286)	(7)
Short-term borrowings	63	(187)	(124)
Notes payable & other borrowings	388	(1,493)	(1,105)
Subordinated debt securities	(19)	16	(3)
Junior subordinated deferrable interest debentures	—	(573)	(573)
Total increase (decrease) interest expense:	2,472	(12,372)	(9,900)

Increase (decrease) in net interest income	$13,360	$3,059	$16,419

Net interest income for the three months ended September 30, 2020 was $31.3 million, compared to $26.6 million for the three months ended September 30, 2019, an increase of $4.7 million, or 17.7%. The increase in net interest income was comprised of a $838,000 increase in interest income and a $3.9 million decrease in interest expense. Interest and fees on loans increased by $1.1 million from the third quarter of 2019 due to growth of $414.3 million in average loans, primarily from the Company’s acquisition of West Texas State Bank (“WTSB”) as well as the PPP loans that were originated largely in the second quarter of 2020, partially offset by a decrease of 63 basis points in non-PPP loan rates due to the decline in the interest rate environment experienced in the first quarter of 2020. The PPP loans yielded 3.00% during the third quarter of 2020, which includes accretion of the related SBA lender fees for processing PPP loans during the quarter. As of September 30, 2020, the Company originated approximately 2,100 PPP loans, totaling $218 million, and has received $7.8 million in PPP related SBA fees. These fees are deferred and then accreted into interest income over the life of the applicable loans. During the third quarter of 2020, the Company recognized $1.1 million in PPP related SBA fees. The Company expects that the majority of PPP loans will begin to be forgiven over the next several quarters. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. At September 30, 2020, there is $6.1 million of deferred fees that have not been accreted to income. These remaining fees are expected to be recognized as the PPP loans are forgiven over the next several quarters.

The $3.9 million decrease in interest expense for the three months ended September 30, 2020 was primarily due to a decrease in the interest rate paid on interest-bearing liabilities of 91 basis points, partially offset by an increase of $303.4 million in average interest-bearing liabilities. The increase in average interest-bearing liabilities was largely due to the Company’s acquisition of WTSB, growth in deposits from PPP loan funding and other government stimulus payments and programs, and organic growth. Additionally, the decrease in the rate paid on interest-bearing liabilities was the result of the decline in the overall rate environment experienced in the first quarter of 2020. Additionally, average noninterest-bearing demand deposits increased to $944.4 million at September 30, 2020 from $555.5 million at September 30, 2019.

For the three months ended September 30, 2020, net interest margin and net interest spread were 3.82% and 3.63%, respectively, compared to 4.07% and 3.67% for the same three-month period in 2019, which reflects the increase in interest income and the decrease in interest expense discussed above.

Net interest income for the nine months ended September 30, 2020 was $91.9 million, compared to $76.0 million for the nine months ended September 30, 2019, an increase of $16.0 million, or 21.0%. The increase in net interest income was comprised of a $6.1 million increase in interest income and a $9.9 million decrease in interest expense. The growth in interest income was primarily attributable to a $351.6 million increase in average loans outstanding for the nine-month period ended September 30, 2020, compared to the nine-month period ended September 30, 2019, partially offset by an decrease of 45 basis points in the yield on total loans, excluding PPP loans. The increase in average loans outstanding was mainly due to the PPP loans originated largely during the second quarter of 2020 as well as the loans acquired from WTSB.

The $9.9 million decrease in interest expense for the nine months ended September 30, 2020 was primarily related to a decrease of 77 basis points in the rate paid on interest-bearing liabilities, partially offset by an increase of $237.5 million, or 12.3%, in average interest-bearing liabilities over the same nine-month period in 2019. The increase in average interest-bearing liabilities was mainly due to increased deposits, from the acquisition of WTSB, PPP loan funding and other government stimulus payments and programs as well as organic growth, and short-term borrowings to augment liquidity in funding the PPP loans. Additionally, average noninterest-bearing demand deposits increased to $870.6 million at September 30, 2020 from $524.5 million at September 30, 2019.

For the nine months ended September 30, 2020, net interest margin and net interest spread were 3.91% and 3.67%, respectively, compared to 3.96% and 3.59% for the same nine-month period in 2019, which reflects the increase in interest income and the decrease in interest expense discussed above.

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

The provision for loan losses for the three months ended September 30, 2020 was $6.1 million compared to $420,000 for the three months ended September 30, 2019. The provision for loan losses for the nine months ended September 30, 2020 was $25.4 million, compared to $1.9 million for the nine months ended September 30, 2019. The increase in the provision for loan losses in the three-month and nine-month periods ended September 30, 2020 compared to the same three-month and nine-month periods in 2019 is primarily a result of the uncertain economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices. The allowance for loan losses as a percentage of loans held for investment was 2.01% at September 30, 2020 and 1.13% at December 31, 2019. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,749	$2,101	$(352)	$5,171	$5,985	$(814)
Income from insurance activities	3,303	1,114	2,189	5,484	4,074	1,410
Bank card services and interchange fees	2,608	2,192	416	7,190	6,273	917
Mortgage banking activities	21,409	6,991	14,418	48,117	18,509	29,608
Investment commissions	441	419	22	1,261	1,245	16
Fiduciary income	781	361	420	2,386	1,104	1,282
Gain on sale of securities	—	—	—	2,318	—	2,318
Other income and fees(1)	1,369	937	432	3,504	2,703	801
Total noninterest income	$31,660	$14,115	$17,545	$75,431	$39,893	$35,538

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended September 30, 2020 was $31.7 million, compared to $14.1 million for the three months ended September 30, 2019, an increase of $17.5 million, or 124.3%. Income from mortgage banking activities increased $14.4 million, or 206.2%, to $21.4 million for the three months ended September 30, 2020 from $7.0 million for the three months ended September 30, 2019. The increase was due primarily to an increase of $209.6 million in mortgage loan originations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Additionally, fiduciary income increased $420,000 and income from insurance activities increased $2.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. The increase in income from insurance activities is related to recent acquisitions as well as the effect of adoption of the revenue recognition standard for quarterly reporting in 2020, which has delayed the recognition of revenue until later in the year as compared to previous years.

Noninterest income for the nine months ended September 30, 2020 was $75.4 million, compared to $39.9 million for the nine months ended September 30, 2019, an increase of $35.5 million, or 89.1%. Income from mortgage banking activities increased $29.6 million, or 160.0%, to $48.1 million for the nine months ended September 30, 2020 from $18.5 million for the nine months ended September 30, 2019. This increase was primarily a result of an increase of $580.6 million in mortgage loan originations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, in addition to a $2.3 million gain on sale of securities in the first quarter of 2020. Further, fiduciary income increased $1.3 million and income from insurance activities increased $1.4 million. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. The increase in income from insurance activities is related to new revenue booked from two businesses acquired since September 1, 2019.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,672	$18,135	$5,537	$66,103	$56,044	$10,059
Occupancy expense, net	3,710	3,486	224	10,896	10,309	587
Professional services	1,177	1,852	(675)	4,710	5,169	(459)
Marketing and development	615	762	(147)	2,189	2,275	(86)
IT and data services	843	722	121	2,769	2,104	665
Bankcard expenses	1,095	864	231	3,164	2,394	770
Appraisal expenses	744	467	277	1,837	1,197	640
Other expenses(1)	4,137	3,740	397	13,543	10,502	3,041
Total noninterest expense	$35,993	$30,028	$5,965	$105,211	$89,994	$15,217

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2020 was $36.0 million compared to $30.0 million for the three months ended September 30, 2019, an increase of $6.0 million, or 19.9%. Salaries and employee benefits increased $5.5 million, or 30.5%, from $18.1 million for the three months ended September 30, 2019 to $23.7 million for the three months ended September 30, 2020. This increase in salaries and employee benefits expense was predominately related to an additional $3.0 million in commissions paid on the higher volume of mortgage loan originations and personnel costs for the Bank’s branches in the Permian Basin that were acquired in the fourth quarter of 2019 through the Company’s acquisition of WTSB. The remaining other noninterest expenses increased $428,000, or 3.6%, which encompasses the additional variable mortgage expenses related to the growth in mortgage production and other operating expenses and core deposit intangible amortization from the acquisition of WTSB.

Noninterest expense for the nine months ended September 30, 2020 was $105.2 million, compared to $90.0 million for the nine months ended September 30, 2019, an increase of $15.2 million, or 16.9%. Salaries and employee benefits increased $10.1 million, or 17.9%, from $56.0 million for the nine months ended September 30, 2019 to $66.1 million for the nine months ended September 30, 2020. This increase in salaries and employee benefits expense was predominately driven by the WTSB acquisition and increased commission paid on the higher volume of mortgage loan originations. Other noninterest expenses increased $5.1 million for the nine months ended September 30, 2020 compared to the same nine-month period in 2019. This increase was primarily due to core expenses for the acquired WTSB branches, core deposit intangible amortization expense, higher commissions and other variable mortgage expenses as a result of increased production, $602,000 in data conversion expenses and $300,000 in computer equipment purchased in connection with upgrading the equipment at the acquired branches as well as at existing branches. The computer equipment purchases were expensed due to the individual items falling below the Company’s capitalization threshold.

Financial Condition

Total assets increased $305.5 million, or 9.4%, to $3.54 billion at September 30, 2020, compared to $3.24 billion at December 31, 2019. Our gross loans held for investment increased $144.6 million, or 6.7%, to $2.29 billion at September 30, 2020, compared to $2.14 billion at December 31, 2019. Our securities portfolio increased $18.7 million, or 2.6%, to $726.3 million at September 30, 2020, compared to $707.7 million at December 31, 2019. Total deposits increased $246.9 million, or 9.2% to $2.94 billion at September 30, 2020, compared to $2.70 billion at December 31, 2019.

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

The following table presents the balance and associated percentage of each major category in our loans held for investment portfolio at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$655,432	28.6%	$658,195	30.7%
Commercial – specialized	340,458	14.9	309,505	14.4
Commercial – general	578,181	25.3	441,398	20.7
Consumer:
1-4 family residential	372,114	16.3	362,796	16.9
Auto loans	193,023	8.4	215,209	10.0
Other consumer	68,877	3.0	74,000	3.5
Construction	80,149	3.5	82,520	3.8
Gross loans	2,288,234	100.0%	2,143,623	100.0%
Allowance for loan losses	(46,076)		(24,197)
Net loans	$2,242,158		$2,119,426

Loans held for investment increased $144.6 million, or 6.7%, to $2.29 billion at September 30, 2020, compared to $2.14 billion at December 31, 2019. This increase in our loans was primarily due to the origination of $218.6 million in PPP loans during the nine-month period ended September 30, 2020, partially offset by the early payoff of two relationships totaling $22.2 million during the first quarter of 2020 and paydowns of $10.1 million in non-residential consumer loans and $8.0 million in direct energy loans as well as several large commercial real estate loans that paid off early in the third quarter of 2020. Further, auto loans have decreased $22.2 million as organic growth has slowed due the ongoing COVID-19 pandemic.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 62.9% of our loans held for investment were secured by real property as of September 30, 2020, compared to 65.5% as of December 31, 2019. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans decreased $2.8 million, or 0.4%, to $655.4 million as of September 30, 2020 from $658.2 million as of December 31, 2019.

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

Commercial specialized loans increased $31.0 million, or 10.0%, to $340.5 million as of September 30, 2020 from $309.5 million as of December 31, 2019. This increase was primarily due to a net increase of $9.4 million in energy loans, $8.6 million in agricultural real estate loans, and $10.4 million in finance, investment & insurance loans.

Commercial general loans increased $136.8 million, or 31.0%, to $578.2 million as of September 30, 2020 from $441.4 million as of December 31, 2019. The increase in commercial general loans was primarily due to PPP loans originations totaling $218.6 million, partially offset by the early payoffs and paydowns during 2020.

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

Consumer and other loans decreased $18.0 million, or 2.8%, to $634.0 million as of September 30, 2020, from $652.0 million as of December 31, 2019. The decrease in these loans was primarily the result of indirect auto loan originations slowing in 2020 to a level that is less than the payments on these loans as a result of worsening economic conditions surrounding the COVID-19 pandemic. As of September 30, 2020, our consumer loan portfolio was comprised of $372.1 million in 1-4 family residential loans, $193.0 million in auto loans, and $68.9 million in other consumer loans.

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

Construction loans decreased $2.4 million, or 2.9%, to $80.1 million as of September 30, 2020 from $82.5 million as of December 31, 2019.

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

The allowance for loan losses was $46.1 million at September 30, 2020, compared to $24.2 million at December 31, 2019, an increase of $21.9 million, or 90.4%. The increase is primarily a result of management’s estimate of economic effects of the COVID-19 pandemic as well as the decline in oil and gas prices. These effects caused us to downgrade the risk ratings on some of the more at-risk sectors in our portfolio, primarily energy and hospitality during the first quarter and second quarter of 2020, as well as other risk rating migrations in the portfolio.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2020
Commercial real estate	$15,156	$—	$23	$3,085	$18,264
Commercial – specialized	6,614	(109)	19	(220)	6,304
Commercial – general	9,293	(372)	91	977	9,989
Consumer:
1-4 family residential	2,926	(56)	126	1,688	4,684
Auto loans	3,939	(212)	32	474	4,233
Other consumer	1,640	(262)	99	250	1,727
Construction	1,067	—	—	(192)	875
Total	$40,635	$(1,011)	$390	$6,062	$46,076

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2019
Commercial real estate	$5,415	$—	$108	$(379)	$5,144
Commercial – specialized	3,346	—	28	(575)	2,799
Commercial – general	8,325	(170)	19	734	8,908
Consumer:
1-4 family residential	2,310	(65)	9	384	2,638
Auto loans	3,067	(260)	83	127	3,017
Other consumer	1,199	(230)	63	121	1,153
Construction	509	—	—	8	517
Total	$24,171	$(725)	$310	$420	$24,176

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Commercial real estate	$5,049	$—	$238	$12,977	$18,264
Commercial – specialized	2,287	(959)	106	4,870	6,304
Commercial – general	9,609	(1,752)	180	1,952	9,989
Consumer:
1-4 family residential	2,093	(56)	127	2,520	4,684
Auto loans	3,385	(916)	140	1,624	4,233
Other consumer	1,341	(1,011)	352	1,045	1,727
Construction	433	—	1	441	875
Total	$24,197	$(4,694)	$1,144	$25,429	$46,076

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Commercial real estate	$5,579	$—	$323	$(758)	$5,144
Commercial – specialized	2,516	(37)	90	230	2,799
Commercial – general	8,173	(235)	296	674	8,908
Consumer:
1-4 family residential	2,249	(84)	61	412	2,638
Auto loans	2,994	(765)	162	626	3,017
Other consumer	1,192	(744)	155	550	1,153
Construction	423	(75)	—	169	517
Total	$23,126	$(1,940)	$1,087	$1,903	$24,176

Net charge-offs totaled $621,000 and were 0.10% (annualized) of average loans outstanding for the three months ended September 30, 2020, compared to $415,000 and 0.08% (annualized) for the three months ended September 30, 2019.  Net charge-offs totaled $3.6 million and were 0.20% (annualized) of average loans outstanding for the nine months ended September 30, 2020, compared to $853,000 and 0.06% (annualized) for the nine months ended September 30, 2019.  The increase in net charge-offs for the year-to-date comparison was primarily the result of a $518,000 charge-off on a retail commercial relationship in the first quarter of 2020, a $822,000 charge-off of an acquired direct energy relationship in the second quarter of 2020, a $342,000 charge-off on a commercial relationship during the third quarter of 2020, as well as other smaller commercial-general charge-offs during 2020. The allowance for loan losses as a percentage of loans held for investment was 2.01% at September 30, 2020 and 1.13% at December 31, 2019.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$18,264	39.6%	$5,049	20.9%
Commercial – specialized	6,304	13.7	2,287	9.5
Commercial – general	9,989	21.7	9,609	39.7
Consumer:
1-4 family residential	4,684	10.2	2,093	8.6
Auto loans	4,233	9.2	3,385	14.0
Other consumer	1,727	3.7	1,341	5.5
Construction	875	1.9	433	1.8
Total allowance for loan losses	$46,076	100.0%	$24,197	100.0%

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

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$4,382	$162
Commercial – specialized	205	1,172
Commercial – general	7,638	2,254
Consumer:
1-4 family residential	789	1,105
Auto loans	—	—
Other consumer	53	—
Construction	—	—
Total nonaccrual loans	13,067	4,693
Past due loans 90 days or more and still accruing	1,939	1,352
Total nonperforming loans	15,006	6,045
Other real estate owned	1,336	1,883
Total nonperforming assets	$16,342	$7,928

Restructured loans - nonaccrual(1)	$93	$436
Restructured loans - accruing	$1,721	$1,804

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first nine months of 2020 or 2019. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at September 30, 2020 were:

•
Restaurant and retail owner-occupied loans totaled $85.4 million (or 3.7% of total loans). The average loan size is $306,000. There was $1.9 million in classified loans and $137,000 in loans past due 30 days or greater. There is also $1.4 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 3.55%. Approximately 3% of these loans were under an active modification as a result of the COVID-19 pandemic. Of these modifications, 45% were for six months of interest-only payments and the remaining 55% were 90 day payment deferrals.

•
Hospitality and assisted living center loans totaled $119.4 million (or 5.2% of total loans), excluding properties under construction. The average loan size is $2.6 million. There was $46.4 million in classified loans and no loans past due more than 30 days. There is also $2.8 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 7.33%. Approximately 61% of these loans were under an active modification as a result of the COVID-19 pandemic. Of these modifications, 91% were for interest-only periods exceeding six months or a combination of interest only and 90 day payment deferral and the remaining 8% were 90 day payment deferrals.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $70.6 million (or 3.1% of total loans) at September 30, 2020. There was $8.5 million in classified loans and $62,000 in loans past due greater than 30 days. There is also $33,000 in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 5.33%. Approximately 3% of these loans were under an active modification as a result of the COVID-19 pandemic. Of these modifications, 42% were for six months of interest-only payments, 31% were 90 day payment deferrals and remaining 27% were for interest-only periods exceeding six months.

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

Our securities portfolio increased $18.7 million, or 2.6%, to $726.3 million at September 30, 2020, compared to $707.7 million at December 31, 2019. The increase was due to the purchase of $158.3 million in Texas municipal securities and unrealized gain of $26.6 million, partially offset by the sale of $92.2 million in mortgage-backed securities and $69.6 million in maturities. The sale of the mortgage-backed securities occurred in January 2020 and generated a gain of $2.3 million.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	$4,785	$35	$4,750	$4,807	$57
State and municipal	242,010	249,830	7,820	94,512	94,692	180
Mortgage-backed securities	309,227	325,005	15,778	463,899	464,516	617
Collateralized mortgage obligations	107,249	106,777	(472)	107,443	107,289	(154)
Asset-backed and other amortizing securities	32,614	34,927	2,313	35,833	36,346	513
Other securities	5,000	5,005	5	—	—	—
Total available-for-sale	$700,850	$726,329	$25,479	$706,437	$707,650	$1,213

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2020, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of September 30, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Year Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	—%	$—	—%	$—	—%
State and municipal	1,010	1.71	1,246	2.45	15,825	2.18	223,929	2.35
Mortgage-backed securities	—	—	684	1.48	13,898	1.91	294,645	2.25
Collateralized mortgage obligations	—	—	—	—	—	—	107,249	0.63
Asset-backed and other amortizing securities	—	—	—	—	—	—	32,614	2.82
Other securities	—	—	—	—	5,000	5.05	—	—
Total available-for-sale	$5,760	2.57%	$1,930	2.11%	$34,723	2.48%	$658,437	2.05%

	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$4,750	2.75%	$—	—%	$—	—%
State and municipal	470	4.00	1,028	1.71%	14,206	2.08	78,808	2.90
Mortgage-backed securities	—	—	1,009	1.60%	23,513	2.18	439,377	2.56
Collateralized mortgage obligations	—	—	—	—	—	—	107,443	2.26
Asset-backed and other amortizing securities	—	—	—	—	—	—	35,833	2.82
Total available-for-sale	$470	4.00%	$6,787	2.42%	$37,719	2.15%	$661,461	2.56%

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

Total deposits at September 30, 2020 were $2.94 billion, representing an increase of $246.9 million, or 9.2%, compared to $2.70 billion at December 31, 2019. The increase in total deposits since December 31, 2019 is primarily due to organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits. As of September 30, 2020, 30.8% of total deposits were comprised of noninterest-bearing demand accounts, 58.3% of interest-bearing non-maturity accounts and 10.9% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$906,059	30.8%	$790,921	29.3%
NOW and other transaction accounts	323,955	11.0	318,379	11.8
Money market and other savings	1,391,620	47.3	1,231,534	45.7
Time deposits	322,168	10.9	356,023	13.2
Total deposits	$2,943,802	100.0%	$2,696,857	100.0%

The following table sets forth the remaining maturity of time deposits of $100,000 and greater as of the date indicated:

(Dollars in thousands)	September 30, 2020
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$33,003
After three months through six months	29,869
After six months through twelve months	57,587
After twelve months	118,805
Total	$239,264

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2020 and December 31, 2019, we had total remaining borrowing capacity from the FHLB of $514.9 million and $304.8 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$75,000	$95,000	$75,000	$95,000
Weighted average interest rate at end of the period	0.21%	2.03%	0.21%	2.03%
Maximum month-end balance during the period	$75,000	$95,000	$170,000	$95,000
Average balance outstanding during the period	$95,870	$95,000	$116,517	$95,000
Weighted average interest rate during the period	0.27%	2.18%	0.59%	2.28%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $692.3 million and $547.6 million at September 30, 2020 and December 31, 2019, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$—	$—	$30,000	$—
Average balance outstanding during the period	$—	$—	$1,209	$—
Weighted average interest rate during the period	0.00%	0.00%	0.29%	0.00%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $165.0 million as of September 30, 2020 and December 31, 2019. The lines were not used during the three or nine month periods ended September 30, 2020 or the three or nine month periods ending September 30, 2019.

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

In September 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by $926,000 in debt issuance costs. The securities have a maturity date of September 2030 and a fixed rate of 4.50% for the first five years. After the fixed rate period, the securities will float at the current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York plus 438 basis points. These securities pay interest semi-annually during the fixed rate period and quarterly during the floating period, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations.

The balance of subordinated debt securities as of September 30, 2020 and December 31, 2019 was $75.5 million and $26.5 million, respectively.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2020 and December 31, 2019. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.91%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 1.64%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.75%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2020.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At September 30, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $515 million and the capacity to borrow from the FRB discount window of approximately $692 million. The FRB has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the FRB discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

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

Capital Requirements

Total shareholders’ equity increased to $352.6 million as of September 30, 2020, compared to $306.2 million as of December 31, 2019, an increase of $46.4 million, or 15.1%. The increase from December 31, 2019 was primarily the result of $29.4 million in net earnings for the nine months ended September 30, 2020, and a change in accumulated other comprehensive income of $17.8 million, net of tax.

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

At September 30, 2020, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At September 30, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$457,689	18.67%	$373,684	14.88%
Tier 1 capital (to risk-weighted assets)	351,303	14.33	322,835	12.85
CET 1 capital (to risk-weighted assets)	306,303	12.49	277,835	11.06
Tier 1 capital (to average assets)	351,303	10.01	322,835	10.74

City Bank:
Total capital (to risk-weighted assets)	$394,673	16.10%	$368,322	14.67%
Tier 1 capital (to risk-weighted assets)	363,834	14.84	343,945	13.70
CET 1 capital (to risk-weighted assets)	363,834	14.84	343,945	13.70
Tier 1 capital (to average assets)	363,834	10.37	343,945	11.45

Treasury Stock

On March 13, 2020, the Company approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. On April 16, 2020, the Company announced a temporary suspension of the Program in light of the uncertainties presented by the COVID-19 pandemic and surrounding events.  However, as announced on November 2, 2020, the Company has resumed the Program. While the Program originally had an expiration date of April 15, 2021, The Company’s board of directors extended the expiration of the Program to November 5, 20201, subject to certain limitations and conditions.

As of September 30, 2020, the Company repurchased 4,700 shares of its common stock at a weighted average price of $13.03 per share for an aggregate amount of $61,000, all of which were immediately cancelled. These purchases were all in April 2020 and prior to the Company’s temporary suspension of the Program. The Company accounted for the transactions under the cost method. These transactions are recorded as “Purchase of treasury stock” in the accompanying consolidated statements of changes in stockholders’ equity.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$439,633	$409,969
Standby letters of credit	7,004	10,748
Total	$446,637	$420,717

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2020	December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	7.57%	(2.44)%
+200	4.30%	(1.40)%
+100	1.66%	(0.71)%
-100	(0.90)%	(0.23)%

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of September 30, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) filed with the SEC on March 25, 2020.  There are no material developments in the legal actions described in our 2019 Annual Report on Form 10-K.

As previously disclosed, in connection with the recent acquisition of WTSB), the Company and the Bank filed a lawsuit in the 72nd Judicial District Court of Lubbock County, Texas:  South Plains Financial, Inc. and City Bank v. R. Jay Phillips and West Texas State Bank, Case No. 202053938, on April 8, 2020 (as amended).  The petition named as defendants Mr. R. Jay Phillips (“Phillips”) and WTSB.

On September 4, 2020, the parties entered into a Settlement Agreement and Full and Final Mutual Release (the “Settlement Agreement”), pursuant to which the parties resolved the claims and issues in the lawsuit and agreed to file a joint motion to dismiss with prejudice, which was granted by order dated September 17, 2020.  Under the terms of the Settlement Agreement, Phillips agreed to make a single payment equaling a total sum of $1,000,000 for the benefit of the Company.  In addition, the parties agreed in the Settlement Agreement to mutually release, acquit, and forever discharge, on behalf of themselves and their predecessors, successors and assigns, any and all claims and potential claims of any kind related to the Company’s acquisition of WTSB.

Except as described above or in our 2019 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10-K.  The following risk factors represent material changes in the risk factors disclosed by the Company in the 2019 Annual Report on Form 10-K.

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The COVID-19 pandemic continues to negatively impact the global economy, disrupt global supply chains, lower equity market valuations, create significant volatility and disruption in financial markets, increase unemployment levels and decrease consumer confidence generally.  In addition, the pandemic caused the temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities.  The pandemic could influence the recognition of credit losses in our loan portfolio and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses.  Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses.  Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

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

A significant number of our borrowers have requested and received short-term loan payment deferrals.  Although most of these loans have returned to normal payment schedules upon the expiration of their deferral, outstanding deferrals may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.  Moreover, the cumulative effects of the COVID-19 pandemic and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

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

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP and, as of September 30, 2020, the Bank had funded approximately 2,100 loans under the PPP, representing a principal balance of approximately $218 million.

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

4.1
Indenture, dated as of September 29, 2020, by and between South Plains Financial, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 29, 2020) (File No. 001-38895)

4.2
Form of 4.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on September 29, 2020) (File No. 001-38895)

10.1
Form of Note Purchase Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and each of the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 29, 2020) (File No. 001-38895)

10.2
Form of Registration Rights Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and each of the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 29, 2020) (File No. 001-38895)

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 6, 2020	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 6, 2020	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer