Form 10-K
period 2020-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2021-03-11
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2020, was $191.4 million.

The number of shares of registrant’s common stock outstanding as of March 10, 2021 was 18,044,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●
the impact, duration and severity of the ongoing COVID-19 pandemic, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

●	changes in tariffs and trade barriers;

●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report and the “Risk Factors” set forth under Part I, Item IA of this Report. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I

Item 1.	Business

General

South Plains Financial, Inc. (the “Company” or “SPFI”) is a bank holding company headquartered in Lubbock, Texas, and City Bank, SPFI’s wholly-owned banking subsidiary, is one of the largest independent banks in West Texas (“City Bank” or “Bank”). The Company is hereafter collectively referred to as “we,” “us” or “our.”

We have additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station Texas markets and the Ruidoso and Eastern New Mexico markets. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

We had total assets of $3.60 billion, gross loans held for investment of $2.22 billion, total deposits of $2.97 billion, and total shareholders’ equity of $370.0 million as of December 31, 2020.

Our history dates back nearly 80 years. We trace our beginnings to the founding of First State Bank of Morton, a community bank headquartered in West Texas that held approximately $1 million of total assets in 1941. In 1962, the bank was sold to new management, including J.K. Griffith, the father of our current Chairman and Chief Executive Officer, Curtis C. Griffith. Since Mr. Griffith was elected Chairman of First State Bank of Morton in 1984, the bank has transformed from a small-town institution with approximately $30 million in total assets and a single branch location into one of the largest community banks in West Texas. The parent company to First State Bank of Morton acquired South Plains National Bank of Levelland, Texas in 1991 and changed its name to South Plains Bank. The Company became the holding company to First State Bank of Morton and South Plains Bank in 1993, the same year we acquired City Bank. City Bank was originally established in Lubbock in 1984. We merged First State Bank of Morton and South Plains Bank into City Bank in 1998 and 1999, respectively. We had more than $175 million in assets upon the closing of these acquisitions. We acquired West Texas State Bank of Odessa, Texas, approximately $430 million in assets, in 2019 and merged it into the Bank.

We currently operate 25 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branches, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 13 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

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

Market Area

We operate in the following markets (deposit information is as of December 31, 2020):

Lubbock/South Plains - We operate 10 branches holding $1.9 billion of deposits in the Lubbock MSA and the surrounding South Plains region.

Dallas - We operate three branches with $367.5 million of deposits and seven mortgage offices in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $156.7 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $33.8 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch and one mortgage office in the city of College Station, Texas, which has $62.5 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $270.9 million of deposits in the Permian Basin region of Texas.

Ruidoso/Eastern New Mexico - We operate two branches with $144.1 million of deposits in the village of Ruidoso, New Mexico.

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

Human Capital Resources

As of December 31, 2020, we had approximately 682 total employees, which included 623 full-time employees and 59 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

We believe that the success of a business is largely due to the quality of its employees and the development of each employee’s full potential. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. Employee retention helps us operate efficiently and achieve our business objectives. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition to competitive base salaries and benefits, additional employee programs include annual bonus opportunities, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, long term care and long term disability benefits, life insurance benefits, a robust wellness program, and paid time off.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires loans to relationships in excess of $15 million to be approved by the Board Credit Risk Committee. As of December 31, 2020, the Bank had a legal lending limit of approximately $91.7 million. As of that date, our 20 largest borrowing relationships ranged from approximately $13.9 million to $36.7 million (including unfunded commitments) and totaled approximately $421.4 million in total commitments (representing, in the aggregate, 16.1% of our total outstanding commitments).

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

Borrowings

In addition to deposits, we utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), uncollateralized lines of credit with multiple banks, subordinated debt securities, and junior subordinated deferrable interest debentures as supplementary funding sources to finance our operations.

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $1.4 billion for the year ended December 31, 2020. In 2020, we sold approximately 97% of the mortgages we originated. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Beaumont, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, and Southlake, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 64%, or $65.0 million, for the year ended December 31, 2020, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 53% of total mortgage originations in 2020. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2020, we serviced $1.2 billion of mortgages that we originated and sold to third parties.

We leverage a variety of digital reporting tools to increase the efficiency of the underwriting process, enhance loan production and boost overall margins while keeping expenses to a minimum. We have recently added mortgage offices in the Fort Worth metropolitan area and further expansion opportunities will continue to be explored. New market expansion will depend primarily on opportunities to hire and retain high quality loan origination staff.

Insurance

Windmark Insurance, a wholly-owned subsidiary of the Bank, offers a variety of crop insurance products through our offices in Texas and Colorado and by acting as the general agency for independent agents in 17 states. Windmark Insurance’s operations contributed $7.6 million of total revenues for the year ended December 31, 2020. That revenue was derived from a total premium base of over $122 million. Crop insurance is offered to producers of many different crops from 14 approved providers who operate under agreements with the U.S. Department of Agriculture (“USDA”). We conduct business with five of these approved providers. The USDA shares underwriting losses with those providers and also reimburses them for certain administrative and operational expenses. Our revenue is based on a share of those reimbursements and profit sharing when underwriting losses are minimized by those providers. This program has been in place under prior federal farm bills and has been reauthorized until December 31, 2023 under the recently enacted Agriculture Improvement Act of 2018, more commonly referred to as the 2018 Farm Bill.

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed IRAs, simplified employee pensions plans, ESOPs, defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $333 million of assets under management at December 31, 2020, and contributed $3.2 million of fee income for the year ended December 31, 2020.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue for 2020 was $1.7 million with $586.4 million in assets under management at December 31, 2020.

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

As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule effective as of January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations, or QCBO, that opt into the Community Bank Leverage Ratio, or CBLR, framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital.

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

However, Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a QCBO whose leverage ratio falls below the 8% CBLR requirement so long as the QCBO maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for the calendar year 2021 and 9% thereafter. Although the Company and the Bank are QCBOs, the Company and the Bank have currently not elected to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

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

As of December 31, 2020, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” above.

The BHCA also prohibits any company from acquiring “control” of it’s a bank or bank holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on the facts and circumstances even with ownership below 5.00% up to 24.99% ownership. On September 30, 2020, the Federal Reserve’s final rule revising the Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHCA, became effective. The final rule created a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control, The final rule’s four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. By codifying the non-control presumptions, the final rule provides greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. The Federal Reserve’s final rule applies to control determinations under the BHCA, but does not apply to the Change in Bank Control Act, as amended (the “CIBC Act”).

The CIBC Act provides that a person, which includes a natural person or entity, directly or indirectly, has “control” of a bank or bank holding company if it (i) owns, controls, or has the power to vote 25% or more of the voting securities of the bank or bank holding company, (ii) controls the election of directors, trustees, or general partners of the company, (iii) has a controlling influence over the management or policies of the company, or (iv) conditions in any manner the transfer of 25% or more of the voting securities of the company upon the transfer of 25 % or more of the outstanding shares of any class of voting securities of another company. Accordingly, the CIBC Act requires that prior to the acquisition of any class of voting securities of a bank or bank holding company that prior notice to the Federal Reserve be provided, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold the power to vote 25% or more of any class of voting securities of the bank or bank holding company. A rebuttable presumption of control arises under the CIBC Act where a person (or persons acting in concert) controls 10% or more (but less than 25%) of a class of the voting securities of a bank or bank holding (i) which has registered securities under the Exchange Act, such as the Company, or (ii) no other person owns, controls, or holds the power to vote a greater percentage of any class of voting securities immediately after the transaction.

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

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if (x) such redemption could have a material effect on the level or composition of the organization’s capital base, or (y) as a result of such repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2020, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. Because the reserve ratio exceeded the targeted 1.35% by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank’s assessment credit as calculated by the FDIC was $675,000 and was first applied to the Bank’s September 2019 Quarterly Invoice for Deposit Insurance, and then was applied on a quarterly basis until it was exhausted in March 2020. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2020, the Bank paid $755,000 in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2020, the Bank paid examination assessments to the TDB totaling $260,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2020, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2020, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $8.9 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $91.7 million as of December 31, 2020.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2019 reflects a statewide loan-to-deposit ratio in New Mexico of 64%. As of December 31, 2020, the Bank’s statewide loan-to-deposit ratio in New Mexico was 43%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

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

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank’s current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating. While the OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule, the FDIC did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups have expressed hostility to the new OCC rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is impossible to predict the substance and timing of a revised CRA rule from the FDIC. The Company and the Bank will continue to monitor this proposal.

Bank Secrecy Act, Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering (“AML”) laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the U.S. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

Among other requirements, federal laws, including the Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the “National Defense Authorization Act”), and implementing regulations, require banks to establish and maintain AML programs that include, at a minimum:

●
internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the BSA, the USA PATRIOT Act, the National Defense Authorization Act and related laws and regulations;

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its AML program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Office of Foreign Accounts Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, freezing or blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

The Financial Crimes Enforcement Network (“FinCEN”) issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their BSA and AML policies, that became effective in May 2018. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the “beneficial owner” (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2020, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA, signed into law in May 2018, prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2020, we had $255.6 million in ADC loans and $4.5 million in HVCRE loans.

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

Home Mortgage Disclosure Act (“HMDA”). On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. Institutions originating fewer than 500 dwelling secured closed-end mortgage loans or fewer than 500 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018. The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

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

Environmental Laws Potentially Impacting the Bank

We are subject to state and federal environmental laws and regulations. The Comprehensive Environmental Response, Compensation and Liability Act, (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.

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

Government and Regulatory Response to the COVID-19 Pandemic

The onset of the COVID-19 pandemic in the United States has in certain respects, at least temporarily, impacted the Company’s operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower’s financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately. Consistent with the regulators’ guidance, the Company has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers requiring assistance.

In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, through rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. Notable developments not otherwise discussed above include the following.

•
On March 15, 2020, the Federal Reserve issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the COVID-19 pandemic. The following day, the Federal Reserve issued a statement encouraging banks to access the Federal Reserve’s discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers.

•
The Bank is also typically required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB, however, in response to the COVID-19 pandemic, this requirement has been eliminated until further notice.

•
Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring (“TDR”) for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the ongoing COVID-19 pandemic, see the discussion below under Item 1A, “Risk Factors—Risks Related to our Business,” of this Report.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, many state and local governments responded to the COVID-19 pandemic with the temporary closure of brick-and-mortar “non-essential” businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. The COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, impairment of the ability of borrowers to repay outstanding loans, impairment of the value of collateral securing loans, reduced demand for our products and services, lost revenue and other negative impacts on our financial position, results of operations and prospects. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize OTTI in future periods on the securities we hold as well as reductions in other comprehensive income. Furthermore, in addition to the express risks set forth in this Risk Factors section, the COVID-19 pandemic may exacerbate and magnify the other risks described in this Risk Factors section.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including: (i) the duration, extent and severity of the pandemic, (ii) the response of governmental and nongovernmental authorities, (iii) the effect on our customers, counterparties, employees and third-party service providers, (iv) the effect on economies and markets, and (v) the success of hardship relief efforts. The duration of the pandemic and the resulting business interruptions and related impacts on our business and operations are highly uncertain and cannot be reasonably estimated at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down and in the process of re-opening. Many banks, including the Bank, have implemented hardship relief programs that include payment deferrals and short-term funding options. The success of these programs could mute the effect on the Company’s credit losses, which may be difficult to determine.

A significant number of our borrowers have requested and received short-term loan payment deferrals. Although most of these loans have returned to normal payment schedules upon the expiration of their deferral, outstanding deferrals may negatively impact our results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Moreover, the cumulative effects of the COVID-19 pandemic and the measures implemented by governments to combat the pandemic on the mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

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

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly over the past year. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

In addition, the continued spread of COVID-19 has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility could result in a significant decline in our stock price and market capitalization, which could result in goodwill impairment charges.

The Bank’s participation in the SBA’s Paycheck Protection Program may result in operational, credit or other shortfalls that may adversely affect our financial condition, results of operations, and future prospects.

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act created a new facility, titled the “Paycheck Protection Program,” to the SBA’s 7(a) Loan Program. As of December 31, 2020, the Bank had funded over 2,050 loans under the PPP, totaling approximately $215 million. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the requirements and operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. We cannot predict what operational, credit, or other shortfalls may arise as a result of the Bank making loans under the PPP or how such shortfalls may adversely affect our financial condition, results of operations and future prospects.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. The Federal Reserve’s recent unprecedented cuts to the federal funds interest rate in response to the COVID-19 pandemic may further impact our ability to attract deposits, generate attractive earnings through our investment portfolio, and negatively affect the value of our loans and other assets. If and when monetary policy changes lead to an increase in interest rates, it may also have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

We may grow through acquisitions, a strategy which may not be successful or, if successful, may produce risks in successfully integrating and managing the acquisitions and may dilute our shareholders.

As part of our growth strategy, we may pursue acquisitions of banks and nonbank financial services companies within or outside our principal market areas. We regularly identify and explore specific acquisition opportunities as part of our ongoing business practices. However, we have no current arrangements, understandings, or agreements to make any material acquisitions. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Acquisitions involve numerous risks, any of which could harm our business. Acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could negatively affect the market price of our common stock. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger, acquisition, or investment, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth through de novo branching.

Our business strategy includes evaluating potential strategic opportunities including potential growth through de novo branching. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

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

The FASB has adopted a new accounting standard referred to as Current Expected Credit Loss (“CECL”). As we are an emerging growth company and take advantage of the extended transition period for complying with new or revised financial accounting standards under the JOBS Act, CECL will be effective for the Company and the Bank for our first fiscal quarter after December 15, 2022. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. In anticipation of the adoption of CECL, we have incurred, and will likely continue to incur, significant additional expense to comply with the standard.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2020, loans to commercial borrowers represent approximately 71.5% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2020, approximately 66.5% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2020, our non-owner-occupied commercial real estate loans totaled approximately 33.9% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2020, approximately 9.0% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2020, agricultural loans were approximately 4.8% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

We generate noninterest income through the sale of crop insurance products, and a termination of or substantial changes to the Federal crop insurance program would adversely impact our revenues from such business.

Through the Federal Crop Insurance Corporation, the federal government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The federal government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurers would be higher, increasing the premium on such insurance, and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, reduce the amount of insurance premium subsidies provided to farmers or otherwise change the coverage provided under multi-peril crop insurance policies, purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market areas. For the year ended December 31, 2020, the Bank had approximately $7.6 million in noninterest income attributable to sales of crop insurance.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could lead to increased credit losses in our energy portfolio, weaker demand for energy lending, and adversely affect our business, results of operations and financial condition.

Although our energy loan portfolio is relatively small, the energy industry is a significant sector in our markets in Texas, and we intend to increase our energy lending. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our intention to increase our energy lending, and our business, financial condition and results of operations. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse and unpredictable impacts, such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Texas and New Mexico, all of which could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of any collateral underlying our loans, and generally affect our business, financial condition and results of operations. Due to our geographic concentration, specifically in Texas, we may be less able than other larger regional or national financial institutions to diversify our credit risk across multiple markets.

Changes in U.S. trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been discussions regarding potential changes to U.S. trade policies, legislation, treaties and tariffs. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could impact the prices of our customers’ products, which could reduce demand for such products, reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service their debt. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be adversely impacted. However, a de minimis amount of collateral securing our loans is located outside of the U.S. A trade war or other governmental action related to tariffs or international trade agreements or policies have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly with real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our cost. Besides being directly liable under certain federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties on property that secures our loans. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third parties. We cannot assure you that the cost of removal or abatement would not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against the prior owners or other responsible parties or that we would be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan. Currently, we are not, and the Company is not, a party to any pending legal proceeding under any environmental statute, nor are we aware of any instances that may give rise to such liability.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. In addition, an economic downturn could result in losses, as determined under our accounting methodologies that may materially and adversely affect our business, financial condition, results of operations and future prospects.

Our largest loan relationships make up a material percentage of our total loan portfolio.

We have extended significant amounts of credit to a limited number of borrowers As of December 31, 2020, our 20 largest borrowing relationships ranged from approximately $13.9 million to $36.7 million (including unfunded commitments) and totaled approximately 16.1% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2020, our 20 largest deposit relationships accounted for approximately 15.6% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

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

Technology has made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from the Bank and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. In the current environment of low interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. As our assets grow, we may face increasing pressure to seek new deposits through expanded channels from new customers at favorable pricing, further increasing our costs.

We continually encounter technological changes which could result in us having fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, and results of operations.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability, like that of most financial institutions, is dependent to a large extent on our net interest income. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In periods of increasing interest rates, loan originations may decline, and our borrowers may experience greater difficulties meeting their obligations, depending on the performance of the overall economy, which may adversely affect income from these lending activities. This could result in decreased interest income, decreased mortgage revenues and corresponding decreases in noninterest income from projected levels. During periods of reduced loan demand, results of operations may be adversely affected to the extent that we would be unable to reduce mortgage-related noninterest expenses commensurately with the decline in mortgage loan origination activity. Increases in interest rates could also adversely affect the market value of our fixed income assets. Conversely, in the current environment of decreasing interest rates and associated impacts of the coronavirus outbreak on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. Currently no forward-looking term index (like LIBOR) yet exists and the development of a SOFR-based term rate is ongoing. Historically, SOFR has been lower than LIBOR because it does not take into account bank credit risk. Accordingly, a credit spread adjustment is being considered. Since the proposed SOFR is calculated differently than LIBOR, payments under contracts referencing the new rates may differ from those referencing LIBOR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain.

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

Because most of our business activities are conducted in Texas and New Mexico and most of our credit exposure is there, we are at risk to adverse economic, political or business developments, including a downturn in real estate values, agricultural activities, the oil and gas industry and natural hazards such as floods, ice storms and tornadoes that affect Texas and New Mexico. Although our customers’ business and financial interests may extend beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other financial institutions to diversify our credit risks across multiple markets.

Mortgage originations have increased due to growth in refinance activity, and this trend may not continue.

Mortgage revenues, which are primarily recognized from the sale in the secondary market of mortgage loans, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2020 were $65.0 million. As the result of the low level of market interest rates that existed for the past several years, demand for loans to refinance existing mortgages has remained strong. As market interest rates increase from the current low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations decrease, projected mortgage revenues and noninterest income will decrease.

Market conditions could have a material impact on our ability to sell originated mortgages in the secondary market.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. A reduction in our ability to sell mortgages that we originate on the secondary market would reduce our noninterest income from such sales and may increase our credit risk by causing us to retain mortgage loans that we would otherwise sell. As a result, a prolonged period of secondary market illiquidity may result in a reduction in our mortgage origination volumes which, in turn, could have a material adverse effect on our financial condition and results of operation from our mortgage operations.

The value of our mortgage servicing rights can be volatile.

We earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a growing portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan—collect principal, interest, and escrow amounts—for a fee. We acquire mortgage servicing rights when we keep the servicing rights in connection with the sale of loans we have originated.

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $9.0 million of mortgage servicing rights as of December 31, 2020.

Our risk management framework may not be effective in mitigating risks or losses to us.

Our risk management framework consists of various processes, systems and strategies, and is designed to manage the types of risks to which we are subject, including credit, market, liquidity, interest rate, operational, reputation, business and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our customer confidential information at risk. Although we have not experienced a cyber-incident which has compromised our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats.

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

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third-party service providers. Specifically, we receive certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operating risks related to employee error and customer, employee and third party misconduct, which could harm our reputation and business.

Employee error or employee and customer misconduct could subject us to financial losses or regulatory sanctions and harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not always be effective. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. A number of institutions with which we compete have significantly greater assets, capital and other resources. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources. Furthermore, our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. This competition may limit our future growth and earnings prospects.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report its financial results or prevent fraud.

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) for compliance with the requirement of FDICIA. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or the FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

The obligations associated with being a public company require significant resources and management attention.

We expect to incur significant incremental costs related to operating as a public company, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and NASDAQ, each of which imposes additional reporting and other obligations. We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as “ESG matters” when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters.

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

Risks Related to Our Regulatory Environment

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect us.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the banking system in the United States. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal bank regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have concentrations of ADC loans and non-owner occupied commercial real estate loans within their lending portfolios. In general, the guidance establishes the following supervisory criteria as preliminary indications of possible concentration risk: (1) the institution’s total ADC loans represent 100% or more of total capital; or (2) total non-owner occupied commercial real estate loans represent 300% or more of total capital, and such loans have increased by 50% or more during the prior 36-month period. This guidance suggests that institutions whose commercial real estate loans exceed these guidelines should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Our ADC loans comprise 61.1% of the Bank’s capital, and our non-owner occupied commercial real estate loans comprise 180.1% of the Bank’s capital. Although we are below the concentrations set forth in the guidance, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor the Bank’s commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. In addition, as opportunities arise, we may continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

The Dodd-Frank Act and the Federal Reserve require a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Accordingly, a capital injection may be required to provide financial assistance to the Bank if it experiences financial distress. Such capital injection may be required at times when the Company may not have the resources to provide and therefore may be required to borrow the funds or raise capital to make the required capital injection. Any borrowing by the Company in order to make the required capital injection may be more difficult and expensive and may adversely impact the Company’s financial condition, results of operations and/or future prospects.

As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth.

We and the Bank are subject to various regulatory capital requirements administered by the FDIC and the Federal Reserve, respectively. See “Supervision and Regulation—Regulatory Capital Requirements.” Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios. Our failure to remain well-capitalized for bank regulatory purposes, either under the existing capital requirements or under the CBLR framework, if applicable, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, the Bank’s ability to pay dividends to the Company, the Company’s ability to pay dividends on its common stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

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

The BSA, the USA PATRIOT Act, the National Defense Authorization Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which could negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

We completed the initial public offering, and the Company’s common stock began trading on the NASDAQ Global Select Market, in May 2019. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of our common stock at or above an attractive price at the time that you would like to sell.

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

We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing additional shares of our common stock. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

Our directors and executive officers have significant control over our business.

Due to the significant ownership interests of our directors and executive officers, our directors and executive officers are able to significantly affect our management, affairs and policies. For example, our directors and executive officers may be able to influence the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. In addition, pursuant to a separate Board Representation Agreement, dated March 7, 2019, between the Company and James C. Henry, for so long as Mr. Henry or his spouse, or a lineal descendant of the Henry’s, or an entity formed for their benefit, holds in aggregate 5.0% or more of our outstanding shares of common stock, the Company must nominate their representative to serve on the Board of each of the Company and the Bank, subject to any required regulatory and shareholder approvals. See “Certain Relationships and Related Transactions, and Director Independence” for additional information.

Our bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the U.S. District Court for the Northern District of Texas, Lubbock Division, or in the event that such court lacks jurisdiction to hear the action, the District Courts of the County of Lubbock, Texas, are the sole and exclusive forum for certain causes of action, which may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our Board may declare out of funds legally available for such payments. Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders. The Federal Reserve has also issued guidance requiring that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on any debt obligations. Finally, if required payments on our debt obligations are not made, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

We are a bank holding company and our only source of cash, other than issuances of securities, is distributions from the Bank.

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

We are an “emerging growth company,” as defined in The Jumpstart Our Business Startups Act (“JOBS Act”), and we have taken advantage of certain reduced regulatory and reporting requirements that are otherwise generally applicable to public companies that are not emerging growth companies. We may take advantage of these provisions for up to five years after the date of our initial public offering, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31. Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

An investment in our common stock is not a bank deposit and is not insured against loss or guaranteed by the FDIC, any deposit insurance fund or by any other public or private entity. As a result, you could lose some or all of your investment in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas/Ft. Worth
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Dallas	LPO
Lubbock	University Branch	Ft. Worth	LPO
Morton	Branch	Grand Prairie	LPO
Idalou	Branch	Southlake	LPO
Levelland	Branch	Southlake	LPO

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso/Eastern New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	Gateway Branch
College Station	LPO	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch	Austin, Texas	LPO
Midland	Branch	Beaumont, Texas	LPO
Kermit	Branch	Dripping Springs, Texas	LPO
Fort Stockton	Branch
Monahans	Branch

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

Market Information for Common Stock

The Company’s common stock is traded on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the Company’s common stock are listed daily under the symbol “SPFI” in NASDAQ’s listings.

Holders of Record

As of March 10, 2021, there were approximately 154 holders of record of the Company’s common stock.

Dividends

The Company paid a dividend of $0.03 per common share in each of the first, second, and third quarters and a dividend of $0.05 per common share in the fourth quarter of 2020. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,617,370	$14.20	1,431,602
Equity compensation plans not approved by shareholders	—	—	—
Total	1,617,370	$14.20	1,431,602

(1)
The number of shares available for future issuance includes 1,431,602 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On March 13, 2020, the Company approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. On April 16, 2020, the Company announced a temporary suspension of the Program in light of the uncertainties presented by the COVID-19 pandemic and surrounding events. However, as announced on November 2, 2020, the Company resumed the Program. While the Program originally had an expiration date of April 15, 2021, the Company’s board of directors extended the expiration of the Program to November 5, 2021, subject to certain limitations and conditions.

The following table summarizes the share repurchase activity from the inception of the Program through December 31, 2020.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
March 2020	—	$—	$—	$10,000,000
April 2020	4,700	13.03	61,241	9,938,759
November 2020	14,335	16.22	293,703	9,706,297
Total	19,035

Stock Performance Graph

Not required.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data for each of the periods indicated. Selected financial data as of and for the years ended December 31, 2020 and 2019 has been derived from our audited consolidated financial statements included elsewhere in this Report, and the selected financial data as of and for the years ended December 31, 2018, 2017, and 2016 has been derived from our audited consolidated financial statements not appearing in this Report. The historical results set forth below and elsewhere in this Report are not necessarily indicative of our future performance. Average balances have been calculated using daily averages.

You should read the following financial data in conjunction with the other information contained in this Report, including under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this Report.

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Income Statement Data:
Interest income	$138,231	$132,942	$118,094	$104,440	$97,220
Interest expense	15,946	28,367	22,482	15,977	14,582
Net interest income	122,285	104,575	95,612	88,463	82,638
Provision for loan losses	25,570	2,799	6,901	3,966	1,968
Noninterest income	101,603	56,633	52,121	47,389	49,896
Noninterest expense	141,715	121,708	115,443	108,144	104,388
Income tax expense (benefit)	11,250	7,481	(3,901)	107	101
Net income	45,353	29,220	29,290	23,635	26,077
Share and Per Share Data:
Earnings per share (basic)	$2.51	$1.74	$1.98	$1.60	$1.75
Earnings per share (diluted)	2.47	1.71	1.98	1.60	1.74
Dividends per share	0.14	0.06	2.03	0.53	0.43
Book value per share(1)	20.47	16.98	14.40	14.58	13.58
Tangible book value per share(1)(2)	18.97	15.46	14.40	14.58	13.58
Weighted average common shares outstanding (basic)	18,054,373	16,818,697	14,771,520	14,769,086	14,932,021
Weighted average common shares outstanding (diluted)	18,339,033	17,040,550	14,771,520	14,771,520	14,997,897
Shares outstanding at end of period	18,076,364	18,036,115	14,771,520	14,771,520	14,771,520
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$300,307	$158,099	$245,989	$294,563	$363,400
Investment securities	803,087	707,650	338,196	284,009	324,823
Gross loans held for investment	2,221,583	2,143,623	1,957,197	1,838,155	1,661,186
Allowance for loan losses	45,553	24,197	23,126	21,461	21,174
Total assets	3,599,160	3,237,167	2,712,745	2,573,375	2,500,813
Interest-bearing deposits	2,057,029	1,905,936	1,767,387	1,678,919	1,658,198
Noninterest-bearing deposits	917,322	790,921	510,067	475,162	432,725
Total deposits	2,974,351	2,696,857	2,277,454	2,154,081	2,090,923
Borrowings	223,532	205,030	193,100	177,830	189,196
ESOP-owned shares(3)	—	—	58,195	57,121	49,700
Total stockholders’ equity excluding ESOP-owned shares	370,048	306,182	154,580	158,206	150,019
Pro forma total stockholders’ equity(3)	370,048	306,182	212,775	215,327	199,719

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.31%	1.04%	1.12%	0.93%	1.02%
Return on average stockholders’ equity(1)	13.40%	10.94%	13.63%	11.40%	13.30%
Net interest margin(4)	3.84%	3.98%	3.94%	3.85%	3.60%
Efficiency ratio(5)	62.99%	75.29%	77.64%	77.87%	77.01%
Pro Forma Information as if a C Corporation:(6)
Net income	45,353	29,220	20,757	17,580	19,652
Income tax expense	11,250	7,481	4,632	6,162	6,526
Earnings per share (basic)	2.51	1.74	1.41	1.19	1.32
Earnings per share (diluted)	2.47	1.71	1.41	1.19	1.31
Return on average assets	1.31%	1.04%	0.79%	0.69%	0.77%
Return on average stockholders’ equity(1)	13.40%	10.94%	9.66%	8.48%	10.02%
Credit Quality Ratios:
Nonperforming assets to total assets(7)	0.45%	0.24%	0.34%	0.65%	0.60%
Nonperforming loans to total loans held for investment	0.67%	0.28%	0.36%	0.76%	0.43%
Allowance for loan losses to nonperforming loans(8)	304.40%	400.28%	332.56%	154.38%	294.29%
Allowance for loan losses to total loans held for investment	2.05%	1.13%	1.18%	1.17%	1.27%
Net loan charge-offs to average loans	0.18%	0.09%	0.27%	0.21%	0.30%
Capital Ratios:
Total stockholders’ equity to total assets(1)	10.28%	9.46%	7.84%	8.37%	7.99%
Tangible common equity to tangible assets(2)	9.60%	8.69%	7.84%	8.37%	7.99%
Common equity tier 1 capital ratio	12.96%	11.06%	9.91%	10.78%	10.91%
Tier 1 leverage ratio	10.24%	10.74%	9.63%	10.06%	9.56%
Tier 1 risk-based capital ratio	14.78%	12.85%	11.98%	13.02%	13.38%
Total risk-based capital ratio	19.08%	14.88%	14.28%	15.15%	15.69%

(1)	Reflects the Company’s pro forma total stockholders’ equity for years prior to 2019.
(2)
Represents a non-GAAP financial measure. We did not have any goodwill or other intangible assets as of the years ended December 31, 2016 to 2018. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

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
(6)
The Company calculated its pro forma C Corporation net income, return on average assets, return on average stockholders’ equity and earnings per share by adding back its franchise S Corporation tax to net income, and using tax rates for Federal income taxes of 35.0% prior to January 1, 2018 and 21.0% for January 1, 2018 through May 30, 2018. This calculation reflects only the revocation of the Company’s status as an S Corporation and does not give effect to any other transaction. As our state income taxes are insignificant, they were not reflected in these calculations.

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

Acquisitions

The comparability of our consolidated results of operations for the year ended December 31, 2020 to the year ended December 31, 2019 is affected by the acquisition of West Texas State Bank (“WTSB”) on November 12, 2019. Therefore, the results of the acquired operations of WTSB were included in our results of operations during all of 2020 and for a portion of 2019.

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

As a result of the revocation of our S Corporation election, the net income and earnings per share data presented in our historical financial statements for the years ended December 31, 2016, 2017, and 2018, which do not include any provision for federal income taxes for S Corporation periods, will not be comparable with our historical financial statements for the years ended December 31, 2019 and 2020, or our future net income and earnings per share, which will be calculated by including a provision for federal income taxes. Unless otherwise stated, all information in this Report, including consolidated net income, return on average assets, return on average shareholders’ equity and earnings per share, is presented as if we had converted from an S Corporation to a C Corporation at the beginning of each respective period using a statutory tax rate for federal income taxes of 35.0% prior to January 1, 2018 and 21.0% after January 1, 2018.

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

The Company’s Oversight Committee for Business Continuity and Incident Response, which has monitored the spread of the coronavirus since January, continues to monitor the impact of the ongoing COVID-19 pandemic, as well as employee and customer communications. The Company’s Pandemic Task Force continues to implement South Plains’ Business Continuity Plan, focusing on the safety of the Company’s employees and customers while maintaining the operational and financial integrity of the Bank. Non-essential employees were transitioned to a work-from-home environment, strict protocols for employees deemed essential were adopted to ensure adequate social distancing and all Bank facilities are receiving incremental cleaning and sanitization. The Company restricted access to its bank lobbies and customers are currently served through appointments only, as well as through the Bank’s drive-through windows and recently upgraded digital platforms.

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

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As previously disclosed, the Bank has assigned its Chairman, Chief Executive Officer, Chief Credit Officer and Chief Lending Officer to partner with the Bank’s lenders on those borrowers most impacted by the COVID-19 pandemic to ensure the Company remains proactive in addressing those credits with the appropriate oversight and modifications when warranted. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of December 31, 2020, total active loan modifications attributed to COVID-19 were approximately $64 million, or 2.9%, of the Company’s loan portfolio. The active modification breakdown is: 2% are 6 months interest only, 95% are interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio, and 3% are payment deferrals of one to four months on consumer loans.

The Bank has assisted its customers in accessing the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2020, the Bank originated approximately 2,050 PPP loans totaling $215 million. The Economic Aid Act, signed into law on December 27, 2020, authorized new PPP funding and extended the authority of lenders to make PPP loans through March 31, 2021. Under the revised terms of the PPP, loans may be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue. The Company is participating in the new round of the PPP by offering first and second draw loans. As of February 28, 2021 the Bank originated approximately $60 million in additional PPP loans. The Bank has utilized its lines of credit with the Federal Home Loan Bank of Dallas and/or the Federal Reserve Bank to supplement funding for origination of PPP loans as needed. Helping City Bank’s customers access PPP loans is just one way that the Bank has been helping its customers and communities during this challenging time. City Bank has also been a supporter of the South Plains and Permian Basin food banks and recently increased its financial support given the challenging economic environment for so many. Finally, as previously announced on November 2, 2020, the Company announced the resumption of its stock repurchase program. The stock repurchase program that commenced in March of 2020 allows for the repurchase of up to $10 million of the Company’s common stock. Repurchases under the stock repurchase program were temporarily suspended in April of 2020 in light of the uncertainties presented by the COVID-19 pandemic and surrounding events. The expiration of the stock repurchase program was also extended from April 15, 2021 until November 5, 2021.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part I, Item 1A, “Risk Factors” in this Report.

Results of Operations for the Years Ended December 31, 2020 and 2019

Net income for the year ended December 31, 2020 was $45.4 million, or $2.47 per diluted share, compared to $29.2 million, or $1.71 per diluted share, for the year ended December 31, 2019. The increase in net income was primarily the result of an improvement of $17.7 million in net interest income and increased noninterest income of $45.0 million, offset by an increase of $20.0 million in noninterest expense, an increase of $22.8 million in the provision for loan losses and an increase of $3.8 million in income tax expense.

Return on average assets was 1.31% and return on average equity was 13.40% for the year ended December 31, 2020, compared to 1.04% and 10.94%, respectively, for the year ended December 31, 2019. The increase in return on average assets was primarily due to the increase in net income of 55.2%, relative to a smaller increase of 22.8% for total average assets.

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

	Year Ended December 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,181,118	$116,753	5.35%	$1,997,783	$117,074	5.86%
Loans - PPP	144,514	5,130	3.55	—	—	—
Investment securities – taxable	547,107	11,852	2.17	317,947	8,608	2.71
Investment securities – non-taxable	158,482	4,489	2.83	37,232	1,289	3.46
Other interest-earning assets (2)	184,262	1,100	0.60	284,031	6,412	2.26
Total interest-earning assets	3,215,483	139,324	4.33	2,636,993	133,383	5.06
Noninterest-earning assets	249,536			182,967
Total assets	$3,465,019			$2,819,960

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,653,088	$6,337	0.38%	$1,448,320	$16,436	1.13%
Time deposits	331,623	5,557	1.68	319,811	6,055	1.89
Short-term borrowings	19,404	104	0.54	16,231	290	1.79
Notes payable & other longer-term borrowings	107,045	558	0.52	95,054	2,024	2.13
Subordinated debt securities	38,747	2,223	5.74	26,786	1,616	6.03
Junior subordinated deferrable interest debentures	46,393	1,167	2.52	46,393	1,946	4.19
Total interest-bearing liabilities	$2,196,300	$15,946	0.73	$1,952,595	$28,367	1.45

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$888,653			$570,428
Other liabilities	41,573			29,891
Total noninterest-bearing liabilities	930,226			600,319
Shareholders’ equity	338,493			267,046
Total liabilities and shareholders’ equity	$3,465,019			$2,819,960

Net interest income		$123,378			$105,016
Net interest spread			3.61%			3.61%
Net interest margin(3)			3.84%			3.98%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31,
	2020 over 2019
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$10,744	$(11,065)	$(321)
Loans - PPP	—	5,130	5,130
Investment securities – taxable	6,204	(2,960)	3,244
Investment securities – non-taxable	4,198	(998)	3,200
Other interest-earning assets	(2,252)	(3,060)	(5,312)
Total increase (decrease) in interest income	18,894	(12,953)	5,941

Interest-bearing liabilities:
NOW, Savings, MMDAs	2,324	(12,423)	(10,099)
Time deposits	224	(722)	(498)
Short-term borrowings	57	(243)	(186)
Notes payable & other borrowings	255	(1,721)	(1,466)
Subordinated debt securities	722	(115)	607
Junior subordinated deferrable interest debentures	—	(779)	(779)
Total increase (decrease) interest expense:	3,582	(16,003)	(12,421)

Increase (decrease) in net interest income	$15,312	$3,050	$18,362

Net interest income for the year ended December 31, 2020 was $122.3 million compared to $104.6 million for the year ended December 31, 2019, an increase of $17.7 million, or 16.9%. The increase in net interest income was comprised of a $5.3 million, or 4.0%, increase in interest income and a $12.4 million, or 43.8%, decrease in interest expense. The growth in interest income was primarily attributable to a $183.3 million, or 9.2%, increase in average loans outstanding for the year ended December 31, 2020, compared to 2019, partially offset by a 51 basis points decrease in the yield on total loans. The increase in average loans outstanding was primarily the result of a complete year of loans acquired from WTSB and an increase of $44.2 million in average mortgage loans held for sale. The decline in yield was a result of the large drop in rates experienced in the first quarter of 2020 and its continued effects. As of December 31, 2020, the Company had originated approximately 2,100 PPP loans, totaling $218 million, and had received $7.8 million in PPP related SBA fees. These fees were deferred and then accreted into interest income over the life of the applicable loans. During the year ended December 31, 2020, the Company recognized $3.7 million in PPP related SBA fees. The Company expects that the remaining first round of PPP loans will continue to be forgiven over the next several quarters. At December 31, 2020, there is $4.1 million of deferred fees that have not been accreted to income.

The $12.4 million decrease in interest expense for the year ended December 31, 2020 was primarily related to a 72 basis points decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $243.7 million in average interest-bearing liabilities. The increase in average interest-bearing liabilities was largely due to a complete year of the deposits acquired from WTSB and growth in deposits from PPP loan funding and other government stimulus payments and programs, and organic growth. Additionally, the decrease in the rate paid on interest-bearing liabilities was the result of the decline in the overall rate environment experienced in the first quarter of 2020.

For the year ended December 31, 2020, net interest margin and net interest spread were 3.84% and 3.61%, respectively, compared to 3.98% and 3.61% for the same period in 2019, respectively, which reflects the increases in interest income discussed above relative to the decreases in interest expense.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas. See “Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Report for more detailed discussion.

The provision for loan losses for the year ended December 31, 2020 was $25.6 million compared to $2.8 million for the year ended December 31, 2019. The higher provision in 2020 was primarily a result of the uncertain economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices. Net charge-offs increased $2.5 million during 2020 as compared to 2019. The allowance for loan losses as a percentage of loans held for investment was 2.05% at December 31, 2020 and 1.13% at December 31, 2019. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,032	$8,129	$(1,097)
Income from insurance activities	7,644	7,016	628
Bank card services and interchange fees	10,035	8,692	1,343
Mortgage banking activities	65,042	25,126	39,916
Investment commissions	1,698	1,710	(12)
Fiduciary income	3,185	2,306	879
Gain on sale of securities	2,318	—	2,318
Other income and fees(1)	4,649	3,654	995
Total noninterest income	$101,603	$56,633	$44,970

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the year ended December 31, 2020 was $101.6 million compared to $56.6 million for the year ended December 31, 2019, an increase of $45.0 million, or 79.4%. Income from mortgage banking activities increased $39.9 million, or 158.9%, to 65.0 million for the December 31, 2020 from $25.1 million for the year ended December 31, 2019. This increase was due primarily due to an increase of $802.2 million, or 125.2%, in mortgage loan originations for the year ended December 31, 2020, compared to the year ended December 31, 2019. Our mortgage originations experienced a record level of volume in 2020 as the industry benefited from historic low levels of interest rates. Refinance activity represented 53% of the 2020 originations as compared to 28% in 2019. Refinance activity is expected to taper off in the middle part of 2021 and then return to more historic levels. Additionally, fiduciary income increased $879,000, and income from insurance activities increased $628,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. It is expected that fiduciary fees will be $410,000 per quarter lower beginning in the third quarter of 2021, prior to any organic growth, due to the fees on some estates being fully earned at end of the second quarter of 2021. The increase in income from insurance activities is related to new revenue generated from two businesses acquired since September 1, 2019. Further, there was a $2.3 million gain on sale of securities in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$89,220	$75,392	$13,828
Occupancy expense, net	14,658	13,572	1,086
Professional services	6,322	7,334	(1,012)
Marketing and development	3,088	3,017	71
IT and data services	3,574	2,830	744
Bankcard expenses	4,253	3,346	907
Appraisal expenses	2,782	1,625	1,157
Other expenses(1)	17,818	14,592	3,226
Total noninterest expense	$141,715	$121,708	$20,007

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for 2020 was $141.7 million compared to $121.7 million for 2019, an increase of $20.0 million, or 16.4%. Salaries and employee benefits increased $13.8 million, or 18.3%, from $75.4 million for the December 31, 2019 to $89.2 million for the year ended December 31, 2020. This increase in salaries and employee benefits expense was predominantly driven by $10.1 million of additional commissions paid on the higher volume of mortgage loan originations and from the full year of expenses for the personnel in the branches acquired from WTSB. Other noninterest expenses increased $6.2 million for the year ended December 31, 2020, compared to the same period in 2019. This increase was primarily due to the following: a $1.6 million increase in variable mortgage expenses as a result of increased production, a $1.4 million increase in core deposit intangible and other intangibles amortization expense, a $621,000 increase in data conversion expenses related to the WTSB acquisition, and $701,000 in computer equipment purchased in connection with upgrading the equipment at the acquired branches as well as at existing branches and a new phone system. The computer equipment purchases were expensed due to the individual items falling below the Company’s capitalization threshold.

Financial Condition

Our total assets increased $362.0 million, or 11.2%, to $3.60 billion at December 31, 2020 as compared to $3.24 billion at December 31, 2019. Our gross loans held for investment increased $78.0 million, or 3.6%, to $2.22 billion at December 31, 2020, compared to $2.14 billion at December 31, 2019. Total deposits increased $277.5 million, or 10.3% to $2.97 billion at December 31, 2020, compared to $2.70 billion at December 31, 2019. The increase in total assets, loans, and deposits was primarily the result of organic growth of the Company as well as our participation in the PPP.

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

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$663,344	29.9%	$658,195	30.7%	$538,037	27.5%	$506,894	27.6%	$462,495	27.9%
Commercial – specialized	311,686	14.0	309,505	14.4	305,022	15.6	329,119	17.9	309,279	18.6
Commercial – general	518,309	23.3	441,398	20.6	427,728	21.9	410,057	22.3	395,949	23.8
Consumer:
1-4 family residential	360,315	16.2	362,796	16.9	346,153	17.7	313,350	17.0	297,944	17.9
Auto loans	205,840	9.3	215,209	10.0	191,647	9.8	146,622	8.0	76,215	4.6
Other consumer	67,595	3.0	74,000	3.5	70,209	3.6	66,191	3.6	62,097	3.7
Construction	94,494	4.3	82,520	3.8	78,401	4.0	65,922	3.6	57,207	3.4
Gross loans	2,221,583	100.0%	2,143,623	100.0%	1,957,197	100.0%	1,838,155	100.0%	1,661,186	100.0%
Allowance for loan losses	(45,553)		(24,197)		(23,126)		(21,461)		(21,174)
Net loans	$2,176,030		$2,119,426		$1,934,071		$1,816,694		$1,640,012

Gross loans increased $78.0 million, or 3.6%, to $2.22 billion at December 31, 2020 as compared to $2.14 billion at December 31, 2019. This increase in our gross loans was primarily due to $170.0 million in PPP loans outstanding at December 31, 2020, partially offset by the early payoff of multiple relationships and the slowing of new loan originations during 2020 as a result of the ongoing COVID-19 pandemic. See below for further discussion of changes by major category.

The following tables show the contractual maturities of our gross loan portfolio and the distribution between fixed and adjustable interest rate loans at the dates indicated:

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial real estate	$42,854	$49,009	$142,558	$115,312	$27,088	$286,523	$663,344
Commercial - specialized	14,104	90,466	57,282	28,558	11,617	109,659	311,686
Commercial - general	16,804	34,979	241,635	43,538	14,656	166,697	518,309
Consumer:
1-4 family residential	38,108	4,569	51,208	7,825	143,599	115,006	360,315
Auto loans	1,603	10	143,422	—	60,805	—	205,840
Other consumer	4,259	1,506	36,154	128	25,529	19	67,595
Construction	49,334	28,821	210	1,152	1,159	13,818	94,494
Gross loans	$167,066	$209,360	$672,469	$196,513	$284,453	$691,722	$2,221,583
	As of December 31, 2019
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial real estate	$40,447	$47,455	$107,589	$130,381	$27,408	$304,915	$658,195
Commercial - specialized	35,815	98,369	51,411	46,708	12,986	64,216	309,505
Commercial - general	31,148	34,654	82,977	67,434	27,434	197,751	441,398
Consumer:
1-4 family residential	25,210	8,539	74,562	10,261	154,625	89,599	362,796
Auto loans	1,561	42	143,776	33	69,797	—	215,209
Other consumer	3,874	2,952	37,796	235	29,077	66	74,000
Construction	33,560	28,147	1,829	818	—	18,166	82,520
Gross loans	$171,615	$220,158	$499,940	$255,870	$321,327	$674,713	$2,143,623

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 66.5% of our gross loans were secured by real property as of December 31, 2020, compared to 65.5% as of December 31, 2019. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 29.9% of gross loans as of December 31, 2020 and represented 30.7% of gross loans as of December 31, 2019. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $5.1 million, or 0.8%, to $663.3 million as of December 31, 2020 from $658.2 million as of December 31, 2019. This included a decrease of $38.5 million in land development and construction loans, partially offset by increases of $17.7 million and $16.4 million in non-office commercial tenant loans and multifamily tenant loans, respectively.

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

Commercial general loans increased $76.9 million, or 17.4%, to $518.3 million as of December 31, 2020 from $441.4 million as of December 31, 2019. The increase in commercial general loans was primarily due to $170.0 million in net PPP loans, partially offset by early payoffs and paydowns and a slowdown of new originations due to the ongoing COVID-19 pandemic during 2020. In addition, a $16.0 million relationship was paid-off and then new money was loaned for a different purpose in 2020 and it is now reported as a specialized loan.

Commercial specialized loans increased $2.2 million, or 0.7%, to $311.7 million as of December 31, 2020 from $309.5 million as of December 31, 2019. This increase was primarily due to a net increase of $2.7 million in energy loans, $8.8 million in agricultural real estate loans, and $15.9 million in finance, investment & insurance loans, partially offset with a net decrease of $25.3 million in agricultural production loans. Our agricultural production loans did not experience the typical historical increase in seasonal fundings during the third quarter of 2020, primarily as a result of drought conditions or damaged crops and where the borrower received crop insurance proceeds to pay down the loans.

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

Consumer and other loans decreased $18.3 million, or 2.8%, to $633.8 million as of December 31, 2020, from $652.0 million as of December 31, 2019. The decrease in these loans was primarily the result of indirect auto loan originations slowing during March through September 2020 to a level that was less than incoming payments as a result of the COVID-19 pandemic. As of December 31, 2020, our consumer loan portfolio was comprised of $360.3 million in 1-4 family residential loans, $205.8 million in auto loans, and $67.6 million in other consumer loans.

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

Construction loans increased $12.0 million, or 14.5%, to $94.5 million as of December 31, 2020 from $82.5 million as of December 31, 2019. The increase was due to new residential construction loan growth related to the 2020 mortgage boom driven primarily by the decline in mortgage interest rates.

Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of two years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2020, PPP loans totaled approximately $170 million which are included in commercial general loans. The Company is participating in the new round of the PPP by offering first and second draw loans.

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

The allowance for loan losses was $45.6 million at December 31, 2020 compared to $24.2 million at December 31, 2019, an increase of $21.4 million, or 88.3%. The increase is primarily a result of management’s estimate of economic effects of the ongoing COVID-19 pandemic as well as the decline in oil and gas prices seen in 2020. These effects caused us to downgrade the risk ratings on some of the more at-risk sectors in our portfolio, primarily energy and hospitality, during the first quarter and second quarter of 2020.

The following table provides an analysis of the allowance for loan losses and other data at the dates indicated.

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average loans outstanding(1)	$2,325,632	$1,997,783	$1,921,221	$1,790,201	$1,689,915

Gross loans held for investment outstanding at period end	$2,221,583	$2,143,623	$1,957,197	$1,838,155	$1,661,186

Allowance for loan losses at beginning of the period	$24,197	$23,126	$21,461	$21,174	$24,220
Charge offs:
Commercial real estate	7	—	1,540	18	43
Commercial – specialized	1,162	355	115	173	2,429
Commercial – general	1,811	306	4,291	2,658	2,143
Consumer:
1-4 family residential	56	436	272	387	63
Auto loans	1,165	1,067	972	875	656
Other consumer	1,358	1,034	941	1,495	1,281
Construction	—	75	15	—	130
Total charge-offs	5,559	3,273	8,146	5,606	6,745

Recoveries:
Commercial real estate	302	431	1,622	103	685
Commercial – specialized	121	124	87	790	235
Commercial – general	210	533	774	567	495
Consumer:
1-4 family residential	131	61	74	80	5
Auto loans	192	182	165	149	50
Other consumer	388	214	188	238	260
Construction	1	—	—	—	—
Total recoveries	1,345	1,545	2,910	1,927	1,730
Net charge-offs	(4,214)	(1,728)	(5,236)	(3,679)	(5,015)
Provision for loan losses	25,570	2,799	6,901	3,966	1,969
Balance at end of period	$45,553	$24,197	$23,126	$21,461	$21,174

Ratio of allowance to period end loans held for investment	2.05%	1.13%	1.18%	1.17%	1.27%
Ratio of net charge-offs to average loans(1)	0.18%	0.09%	0.27%	0.21%	0.30%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $4.2 million and were 0.18% of average loans outstanding for the year ended December 31, 2020, compared to $1.7 million and 0.09% for the year ended December 31, 2019. The increase in net charge-offs was primarily the result of a $342,000 charge-off on another commercial relationship during the third quarter of 2020, a $518,000 charge-off on a retail commercial relationship in the first quarter of 2020, and a $822,000 charge-off of an acquired direct energy relationship in the second quarter of 2020. The allowance for loan losses as a percentage of loans held for investment was 2.05% at December 31, 2020 and 1.13% at December 31, 2019.

While the entire allowance is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of allowance in each classification to total allowance:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$18,962	41.6%	$5,049	20.9%	$5,579	24.1%	$3,769	17.6%	$4,049	19.1%
Commercial – specialized	5,760	12.6	2,287	9.5	2,516	10.9	2,367	11.0	3,474	16.4
Commercial – general	9,227	20.3	9,609	39.7	8,173	35.3	10,151	47.3	9,589	45.3
Consumer:
1-4 family residential	4,646	10.2	2,093	8.6	2,249	9.6	1,787	8.3	1,555	7.4
Auto loans	4,226	9.3	3,385	14.0	2,994	12.9	2,068	9.7	1,272	6.0
Other consumer	1,671	3.7	1,341	5.5	1,192	5.2	971	4.5	1,083	5.1
Construction	1,061	2.3	433	1.8	423	1.8	348	1.6	152	0.7
Total allowance for loan losses	$45,553	100.0%	$24,197	100.0%	$23,126	100.0%	$21,461	100.0%	$21,174	100.0%

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

Nonperforming loans were $15.0 million at December 31, 2020 and $6.0 million at December 31, 2019. The increase in the year ended December 31, 2020 was primarily due to five commercial relationships totaling $9.2 million that moved to nonaccrual status in 2020. These additions to nonaccrual loans, which are primarily secured by real estate, were due to deterioration in the borrowers’ financial condition.

At December 31, 2020, our total nonaccrual loans were $13.7 million as compared to $4.7 million at December 31, 2019. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of December 31, 2020 to cover any probable loss.

The following table presents the contractual aging of the recorded investment in current and past due loans by class of loans as of the dates indicated:

	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
December 31, 2020
Commercial real estate	$656,085	914	34	6,311	663,344
Commercial – specialized	311,173	241	—	272	311,686
Commercial – general	510,780	1,891	149	5,489	518,309
Consumer:
1-4 family residential	355,725	2,089	906	1,595	360,315
Auto loans	205,064	738	38	—	205,840
Other consumer	66,944	481	119	51	67,595
Construction	94,288	206	—	—	94,494
Total loans	$2,200,059	$6,560	$1,246	$13,718	$2,221,583

	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
December 31, 2019
Commercial real estate	$657,880	$37	$116	$162	$658,195
Commercial – specialized	307,625	708	—	1,172	309,505
Commercial – general	437,397	1,747	—	2,254	441,398
Consumer:
1-4 family residential	359,547	1,212	932	1,105	362,796
Auto loans	213,558	1,468	183	—	215,209
Other consumer	73,031	848	121	—	74,000
Construction	81,361	1,159	—	—	82,520
Total loans	$2,130,399	$7,179	$1,352	$4,693	$2,143,623

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans	$13,718	$4,693	$6,390	$12,704	$6,187
Past due loans 90 days or more and still accruing	1,246	1,352	564	1,197	1,008
Total nonperforming loans	14,964	6,045	6,954	13,901	7,195
Other real estate owned	1,353	1,883	2,285	2,830	7,849
Total nonperforming assets	$16,317	$7,928	$9,239	$16,731	$15,044

Restructured loans - nonaccrual(1)	$88	$436	$494	$549	$671
Restructured loans - accruing	$1,687	$1,804	$3,351	$3,592	$7,817

Nonperforming loans to gross loans	0.67%	0.28%	0.36%	0.76%	0.43%
Nonperforming assets to total loans and OREO	0.73%	0.37%	0.47%	0.91%	0.90%
Allowance for loan losses to nonperforming loans	304.42%	400.28%	332.56%	154.38%	294.29%
Allowance for loan losses to gross loans	2.05%	1.13%	1.18%	1.17%	1.27%
Nonaccrual loans by category:
Commercial real estate	$6,311	$162	$217	$5,558	$662
Commercial – specialized	272	1,172	2,550	1,587	858
Commercial – general	5,489	2,254	2,134	3,385	3,249
Consumer:
1-4 family residential	1,595	1,105	1,489	2,088	1,293
Auto loans	—	—	—	11	23
Other consumer	51	—	—	—	7
Construction	—	—	—	75	95
Total	$13,718	$4,693	$6,390	$12,704	$6,187

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during 2020 or 2019. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at December 31, 2020 were:

•
Restaurant and retail owner-occupied loans totaled $90.5 million (or 4.1% of total loans). The average loan size was $312,000. There was $2.0 million in classified loans, $287,000 in loans past due 30 days or more, and $1.5 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans was 3.56%. As of December 31, 2020, approximately 2% of these loans were active modifications as a result of the COVID-19 pandemic. Of these modifications, 31% were for six months of interest-only payments with the remaining 69% being 90-day payment deferrals.

•
Hospitality and assisted living center loans totaled $123.5 million (or 5.6% of total loans), excluding properties under construction. The average loan size was $2.8 million. There was $52.6 million in classified loans, $495,000 in loans past due 30 days or more, and $2.3 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans was 7.71%. As of December 31, 2020, approximately 46% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications were interest-only periods of 12 months or a combination of a 90-day deferral and nine months of interest only.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $64.0 million (or 2.9% of total loans) at December 31, 2020. There was $7.4 million in classified loans, $21,000 in loans past due 30 days or more, and $93,000 in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 5.30%. As of December 31, 2020, less than 0.5% of these loans were active modifications as a result of the COVID-19 pandemic.

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

Outstanding loan balances categorized by internal risk grades as of the dates indicated are summarized as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial – specialized	303,831	—	7,855	—	311,686
Commercial – general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494
Total	$2,135,565	$—	$86,018	$—	$2,221,583

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial – specialized	307,239	—	2,266	—	309,505
Commercial – general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

The following table shows all loans, including nonaccrual loans, by classification and aging, as of the dates indicated:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2020
Current	$2,130,157	$—	$69,902	$—	$2,200,059
Past due 30 – 89 days	5,259	—	1,301	—	6,560
Past due 90+ days	149	—	1,097	—	1,246
Nonaccrual	—	—	13,718	—	13,718
Total	$2,135,565	$—	$86,018	$—	$2,221,583

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2019
Current	$2,088,827	$22,313	$19,259	$—	$2,130,399
Past due 30 – 89 days	6,140	—	1,039	—	7,179
Past due 90+ days	89	—	1,263	—	1,352
Nonaccrual	—	—	4,693	—	4,693
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

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

Total securities at December 31, 2020 were $803.1 million, representing an increase of $95.4 million, or 13.5%, compared to $707.7 million at December 31, 2019. The increase was due to the purchase of $279.8 million in Texas municipal securities and unrealized gain of $25.9 million, partially offset by the sale of $94.5 million in mortgage-backed securities and $114.9 million in maturities. The sale of the mortgage-backed securities occurred in January 2020 and generated a gain of $2.3 million.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	$4,753	$3	$4,750	$4,807	$57
State and municipal	261,023	272,607	11,584	94,512	94,692	180
Mortgage-backed securities	359,542	373,362	13,820	463,899	464,516	617
Collateralized mortgage obligations	107,175	106,715	(460)	107,443	107,289	(154)
Asset-backed and other amortizing securities	31,509	33,572	2,063	35,833	36,346	513
Other securities	12,000	12,078	78	—	—	—
Total available-for-sale	$775,999	$803,087	$27,088	$706,437	$707,650	$1,213

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2020, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	—%	$—	—%	$—	—%
State and municipal	1,982	11.60	3,397	2.70	14,079	2.11	241,565	2.28
Mortgage-backed securities	—	—	577	1.50	12,723	1.94	346,242	1.95
Collateralized mortgage obligations	—	—	—	—	—	—	107,175	0.62
Asset-backed and other amortizing securities	—	—	—	—	820	2.89	30,689	2.82
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$6,732	5.35%	$3,974	2.52%	$39,622	2.78%	$725,671	1.90%

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

Total deposits at December 31, 2020 were $2.97 billion, representing an increase of $277.5 million, or 10.3%, compared to $2.70 billion at December 31, 2019. As of December 31, 2020, 30.9% of total deposits were comprised of noninterest-bearing demand accounts, 57.5% of interest-bearing non-maturity accounts and 11.5% of time deposits. Deposits increased in 2020 primarily due to organic growth, customers having disbursed PPP loan funds in their accounts that have not been spent, and other government related stimulus programs in response to the ongoing COVID-19 pandemic.

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$888,653	—%	$570,428	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	329,431	0.13	266,991	0.35
Savings accounts	113,681	0.09	71,754	0.20
Money market accounts	1,209,976	0.48	1,109,575	1.38
Time deposits	331,623	1.68	319,811	1.89
Total interest-bearing deposits	1,984,711	0.60	1,768,131	1.27
Total deposits	$2,873,364	0.41%	$2,338,559	0.96%

The following tables set forth the maturity of time deposits of $100,000 or more as of December 31, 2020:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$31,359	$36,580	$57,807	$118,737	$244,483

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

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2020 and December 31, 2019 we had total remaining borrowing capacity from the FHLB of $512.5 million and $394.3 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of and for the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Amount outstanding at year-end	$75,000	$95,000
Weighted average interest rate at year-end	0.21%	1.64%
Maximum month-end balance during the year	$170,000	$115,000
Average balance outstanding during the year	$116,517	$95,055
Weighted average interest rate during the year	0.44%	2.13%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $700.8 million and $547.0 million at December 31, 2020 and 2019, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of and for the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$—	$—
Average balance outstanding during the year	$1,209	$—
Weighted average interest rate during the year	0.22%	—%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $165.0 million and $135.0 million as of December 31, 2020 and 2019. The lines were not used at December 31, 2020 and 2019.

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

As of December 31, 2020, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $883,000 of remaining debt issuance costs for a total balance of $75.6 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2020 and 2019. Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid.

The chart below indicates certain information, as of December 31, 2020, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
			(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.86%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	33-mo. LIBOR + 139 bps; 1.61%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.72%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2020.

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

Capital Requirements

Total shareholders’ equity increased to $370.0 million as of December 31, 2020, compared to $306.2 million as of December 31, 2019. The increase from December 31, 2019 was primarily the result of $45.4 million in net earnings for the year ended December 31, 2020, and a change in accumulated other comprehensive income of $20.4 million, net of tax, reduced by $2.5 million in dividends paid.

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

At December 31, 2020, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2020, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated. We and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%
Tier 1 capital (to average assets)
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2019:
Total capital (to risk-weighted assets)
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%
Tier 1 capital (to average assets)
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during 2020. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Report for further information.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations as of the dates indicated:

	As of December 31, 2020
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$187,976	$128,295	$9,220	$10	$325,501
Short-term borrowings	26,550	—	—	—	26,550
Notes payable and other long-term borrowings	—	—	75,000	—	75,000
Subordinated debt securities	—	—	—	75,589	75,589
Junior subordinated deferrable interest debentures	—	—	—	46,393	46,393
Operating lease commitments	1,644	2,774	1,604	4,613	10,635
Total contractual obligations	$216,170	$131,069	$85,824	$126,605	$559,668

	As of December 31, 2019
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$217,527	$93,029	$45,467	$—	$356,023
Short-term borrowings	37,165	—	—	—	37,165
Notes payable and other long-term borrowings	20,000	—	—	75,000	95,000
Subordinated debt securities	—	—	—	26,472	26,472
Junior subordinated deferrable interest debentures	—	—	—	46,393	46,393
Operating lease commitments	1,613	2,687	1,721	4,367	10,388
Total contractual obligations	$276,305	$95,716	$47,188	$152,232	$571,441

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2020	2019
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$417,798	$409,969
Standby letters of credit	10,481	10,748
Total	$428,279	$420,717

We use our line of credit with the FHLB to take out letters of credit. These letters of credit pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company. The amount of these letters of credit with the FHLB was $199.0 million and $199.0 million at December 31, 2020 and 2019, respectively.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2020	2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	5.33	(2.44)
+200	2.90	(1.40)
+100	1.06	(0.71)
-100	(1.24)	(0.23)

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2020		2019
	(Dollars in thousands)
Total stockholders’ equity		$370,048	$306,182
Less: Goodwill and other intangibles		(27,070)	(27,389)
Tangible common equity	$	$ 342,978	$278,793

Total assets		$3,599,160	$3,237,167
Less: Goodwill and other intangibles		(27,070)	(27,389)

Tangible assets		$3,572,090	$3,209,778
Shares outstanding		18,076,364	18,036,115
Total stockholders’ equity to total assets		10.28%	9.46%
Tangible common equity to tangible assets		9.60%	8.69%
Book value per share		$20.47	$16.98
Tangible book value per share		$18.97	$15.46

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2020.

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

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Report regarding the impact of new accounting pronouncements which we have adopted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Market Risk” of this Report for discussion on how the Company manages market risk.

Item 8.	Financial Statements and Supplementary Data

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as South Plains Financial, Inc.’s auditor since 2018.

Fort Worth, Texas
March 10, 2021

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS	(In thousands except per share data)
Cash and due from banks	$76,146	$56,246
Interest-bearing deposits in banks	224,161	101,853
Cash and cash equivalents	300,307	158,099

Securities available for sale	803,087	707,650
Loans held for sale	111,477	49,035
Loans held for investment	2,221,583	2,143,623
Allowance for loan losses	(45,553)	(24,197)
Accrued interest receivable	15,233	13,924
Premises and equipment, net	60,331	61,873
Bank-owned life insurance	70,731	69,397
Goodwill	19,508	18,757
Intangible assets, net	7,562	8,632
Mortgage servicing rights	9,049	2,054
Deferred tax asset, net	2,461	5,619
Other assets	23,384	22,701
Total assets	$3,599,160	$3,237,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$917,322	$790,921
Interest-bearing	2,057,029	1,905,936
Total deposits	2,974,351	2,696,857

Short-term borrowings	26,550	37,165
Accrued expenses and other liabilities	31,229	29,098
Notes payable & other borrowings	75,000	95,000
Subordinated debt securities	75,589	26,472
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,229,112	2,930,985

Stockholders’ equity:
Common stock, $1 par value, 30,000,000 shares authorized; 18,076,364 issued in 2020 and 18,036,115 issued in 2019	18,076	18,036
Additional paid-in capital	141,112	140,492
Retained earnings	189,521	146,696
Accumulated other comprehensive income	21,339	958
Total stockholders’ equity	370,048	306,182
Total liabilities and stockholders’ equity	$3,599,160	$3,237,167
The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019
	(In thousands except per share data)
Interest income:
Loans, including fees	$121,733	$116,904
Securities:
Taxable	12,267	8,890
Non taxable	3,546	1,018
Federal funds sold and interest-bearing deposits in banks	685	6,130
Total interest income	138,231	132,942

Interest expense:
Deposits	11,894	22,491
Notes payable & other borrowings	662	2,314
Subordinated debt securities	2,223	1,616
Junior subordinated deferrable interest debentures	1,167	1,946
Total interest expense	15,946	28,367

Net interest income	122,285	104,575
Provision for loan losses	25,570	2,799
Net interest income, after provision for loan losses	96,715	101,776

Noninterest income:
Service charges on deposit accounts	7,032	8,129
Income from insurance activities	7,644	7,016
Net gain on sales of loans	63,531	23,521
Bank card services and interchange fees	10,035	8,692
Realized gain on sale of securities	2,318	—
Investment commissions	1,698	1,710
Fiduciary fees	3,185	2,306
Other	6,160	5,259
Total noninterest income	101,603	56,633

Noninterest expense:
Salaries and employee benefits	89,220	75,392
Occupancy and equipment, net	14,658	13,572
Professional services	6,322	7,334
Marketing and development	3,088	3,017
IT and data services	3,574	2,830
Bank card expenses	4,253	3,346
Appraisal expenses	2,782	1,625
Other	17,818	14,592
Total noninterest expense	141,715	121,708

Income before income taxes	56,603	36,701
Income tax expense	11,250	7,481
Net income	$45,353	$29,220

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

	Years Ended December 31,
	2020	2019
	(In thousands except per share data)
Earnings per share:
Basic	$2.51	$1.74
Diluted	$2.47	$1.71

Net income	$45,353	$29,220
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale	28,193	4,025
Change in net gain (loss) on cash flow hedges	(76)	—
Reclassification adjustment for (gain) loss included in net income	(2,318)	28
Tax effect	(5,418)	(852)
Other comprehensive income	20,381	3,201
Comprehensive income	$65,734	$32,421

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Total
	(In thousands, except share data)
Balance at December 31, 2018	14,771,520	14,772	80,412	119,834	(2,243)	(58,195)	154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	51,392
Net income	—	—	—	29,220	—	—	29,220
Cash dividends:
Common - $0.06 per share	—	—	—	(1,079)	—	—	(1,079)
Other comprehensive income, (net of tax)	—	—	—	—	3,201	—	3,201
Terminated ESOP put option	—	—	—	—	—	58,195	58,195
Exercise of employee stock options, net of 111,011 shares for cashless exercise and net of 18,894 shares for taxes	57,595	57	(408)	—	—	—	(351)
Stock-based compensation	—	—	853	—	—	—	853
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	(1,279)
Balance at December 31, 2019	18,036,115	18,036	140,492	146,696	958	—	306,182
Net income	—	—	—	45,353	—	—	45,353
Cash dividends:
Common - $0.14 per share	—	—	—	(2,528)	—	—	(2,528)
Other comprehensive income, (net of tax)	—	—	—	—	20,381	—	20,381
Exercise of employee stock options, net of 69,855 shares for cashless exercise and net of 17,762 shares for taxes	59,284	59	(378)	—	—	—	(319)
Repurchases of common stock	(19,035)	(19)	(274)	—	—	—	(293)
Stock-based compensation	—	—	1,272	—	—	—	1,272
Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$—	$370,048

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(In thousands except per share data)
Cash flows from operating activities:
Net income	$45,353	$29,220
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	25,570	2,799
Depreciation and amortization	6,575	5,225
Accretion and amortization	3,166	252
Other (gains) losses, net	(2,539)	40
Net gain on sales of loans	(63,531)	(23,521)
Proceeds from sales of loans held for sale	1,434,173	652,216
Loans originated for sale	(1,442,913)	(640,680)
Earnings on bank-owned life insurance	(1,334)	(1,293)
Stock-based compensation	1,272	853
Change in valuation of mortgage servicing rights	2,834	548
Net change in:
Accrued interest receivable and other assets	(4,610)	321
Accrued expenses and other liabilities	1,611	4,504
Net cash from operating activities	5,627	30,484

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(279,727)	(489,032)
Sales	94,514	52,495
Maturities, prepayments, and calls	114,850	139,255
Loan originations and principal collections, net	(84,991)	5,572
Cash paid for acquisition	(687)	—
Net cash received in business combinations	—	78,171
Goodwill adjustment related to litigation settlement	460	—
Purchases of premises and equipment, net	(3,310)	(3,997)
Proceeds from sales of premises and equipment	222	208
Proceeds from sales of foreclosed assets	2,441	3,835
Net cash from investing activities	(156,228)	(213,493)

Cash flows from financing activities:
Net change in deposits	277,494	33,227
Net change in short-term borrowings	(10,615)	19,460
Proceeds from common stock issuance, net	—	51,392
Proceeds from subordinated debt issuance, net	49,070	—
Payments to tax authorities for stock-based compensation	(319)	(351)
Proceeds from notes payable and other borrowings	75,000	—
Payments made on notes payable and other borrowings	(95,000)	(7,530)
Cash dividends on common stock	(2,528)	(1,079)
Payments to repurchase common stock	(293)	—
Net cash from financing activities	292,809	95,119

Net change in cash and cash equivalents	$142,208	$(87,890)
Beginning cash and cash equivalents	158,099	245,989
Ending cash and cash equivalents	$300,307	$158,099

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$16,116	$28,125
Income taxes paid	13,513	6,474
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	1,867	2,452
Business combination measurement period adjustment	1,211	—
Additions to mortgage servicing rights	9,829	1,332

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

The Company evaluated subsequent events for potential recognition and/or disclosure through the date the CFS were available to be issued.

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

Risks and Uncertainties – The full extent of the operational and financial impact the ongoing COVID-19 pandemic may have on the Company is not known and is dependent on its duration and spread, any related operational restrictions and the overall economy. The Company is unable to accurately predict how COVID-19 will affect the results of its operations because the virus’s severity and the duration of the pandemic are uncertain.

Comprehensive Income – Comprehensive income is comprised of net income or loss and other comprehensive income or loss (“OCI”). Relevant examples of OCI items are unrealized holding gains and losses on securities available for sale, subsequent decreases (if not an other-than-temporary impairment) or increases in the fair value of securities available for sale previously written down as impaired, and net gains and losses on cash flow hedges.

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

Nonmarketable Equity Securities – Securities with limited marketability, such as stock in the Federal Home Loan Bank of Dallas (“FHLB”), are carried at cost and are reported in other assets. The Company monitors its investment in FHLB stock for impairment through a review of recent financial results of the FHLB including reviewing the capital adequacy and liquidity position. The Company has not identified any indicators of impairment of FHLB stock.

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

Mortgage Servicing Rights – When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates present value of estimated future servicing income.

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

Servicing fee income, which is reported on the CFS as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan as recorded when income is earned. Servicing income was immaterial for the years ended December 31, 2020 and 2019.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2020 and 2019, respectively.

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

The economic disruption and uncertainty surrounding the ongoing COVID-19 pandemic and the recent volatility in the market price of crude oil resulted in a decrease in the Company’s stock price. The Company believed this resulted in a triggering event and required an interim goodwill impairment quantitative analysis at March 31, 2020. Under the new simplified guidance, the Company’s estimated fair value as of March 31, 2020 exceeded its carrying amount, resulting in no impairment charge for the period. Management continued to evaluate the economic conditions at all subsequent reporting periods.

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

The majority of the Company’s revenues come from interest income and other sources, including loans, securities and derivatives, that are outside the scope of ASC 606. The Company’s services that fall within the scope of Topic 606 are presented within Noninterest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposit accounts, bank card services and interchange fees, investment commissions, fiduciary fees, and the sale of OREO. However, the recognition of these revenue streams did not change significantly upon the adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income streams within the scope of Topic 606 are discussed below.

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

In addition, certain trust customers have contracted with the Company to provide trust dissolution services, which are based on a unitary management fee treated as a single performance obligation. The Company’s performance obligation is satisfied over time based on the customer simultaneously receiving and consuming the benefits of the Company’s service. The unitary management fee is treated as variable consideration and is evaluated and included in the transaction price at the end of each reporting period (quarterly). Revenue is recognized based on a reasonable time based measure of progress towards the Company’s complete satisfaction of the performance obligation at the end of each respective reporting period, with the unearned amount based on progress measure being included in deferred contract liability. This variable consideration and the amount of revenue recognized is evaluated quarterly until the Company has entirely fulfilled its performance obligation, at which time the remaining unearned revenue is recognized.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2020 and 2019.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2020 and 2019 were approximately $2.6 million and $2.2 million, respectively.

Income Taxes – The Company files a consolidated federal income tax return including the results of its wholly owned subsidiary, the Bank. The Company estimates income taxes payable based on the amount it expects to owe. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

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

The State of Texas franchise tax is an income tax for financial reporting purposes under GAAP and the Company and its subsidiaries are subject to the modified tax as a combined group.

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

Fair Values of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 21. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect estimates.

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

Reclassification – Certain amounts in the 2019 CFS have been reclassified to conform to the 2020 presentation.

Change in Accounting Principle – Prior to January 1, 2019, the Company accounted for its cash-settled stock appreciation rights (“SARs”) using the intrinsic value method, as permitted by ASC 718. As a result of the Company listing its common stock on the NASDAQ Global Select Market and becoming a reporting company with the SEC, the Company was then required to use the fair value method for those SARs. The Company’s calculation of the fair value of the SARs, as of January 1, 2019, exceeded the recorded intrinsic value by $1.6 million. ASC 250 states that an “entity shall report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless it is impracticable to do so.” Retrospective application of the effects of a change from the intrinsic value to fair value would be impracticable due to the need to objectively determine assumptions that would be used in prior periods without using current information. Additionally, SEC Staff Accounting Bulletin Topic 14.B states that entities changing from nonpublic to public status are not permitted to apply the fair-value-based method retrospectively. Therefore, the Company recorded a cumulative-effect adjustment to retained earnings for $1.3 million ($1.6 million net of $340 thousand in tax) effective January 1, 2019 and applied this change prospectively.

Recent Accounting Pronouncements – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

ASU 2021-01, Reference Rate Reform (Topic 848). In January 2021, the FASB issued ASU No. 2021-01 to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update additionally clarified that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of reference rate reform. This update was effective upon issuance and generally can be applied through December 31, 2022. See the discussion regarding the adoption of ASU 2020-04 below.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU No. 2020-04 and it provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company’s consolidated financial statements.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by eliminating Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company elected to early adopt ASU 2017-04 on January 1, 2020, and it did not have a material impact on its financial statements.

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

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at year-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Available for sale:
U.S. government and agencies	$4,750	$3	$—	$4,753
State and municipal	261,023	11,704	(120)	272,607
Mortgage-backed securities	359,542	14,014	(194)	373,362
Collateralized mortgage obligations	107,175	—	(460)	106,715
Asset-backed and other amortizing securities	31,509	2,063	—	33,572
Other securities	12,000	91	(13)	12,078
	$775,999	$27,875	$(787)	$803,087

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
Available for sale:
U.S. government and agencies	$4,750	$57	$—	$4,807
State and municipal	94,512	1,091	(911)	94,692
Mortgage-backed securities	463,899	3,727	(3,110)	464,516
Collateralized mortgage obligations	107,443	15	(169)	107,289
Asset-backed and other amortizing securities	35,833	522	(9)	36,346
	$706,437	$5,412	$(4,199)	$707,650

The amortized cost and fair value of securities at December 31, 2020 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$6,731	$6,761
After 1 year through 5 years	3,398	3,585
After 5 years through 10 years	26,079	26,959
After 10 years	241,565	252,133
Other	498,226	513,649
	$775,999	$803,087

At year-end 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $292.2 million and $211.3 million at December 31, 2020 and 2019, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at year-end, by the period they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	120	—	—	—	120
Mortgage-backed securities	93,482	194	—	—	93,482	194
Collateralized mortgage obligations	106,715	460	—	—	106,715	460
Asset-backed and other amortizing securities	3,486	—	—	—	3,486	—
Other securities	—	13	—	—	—	13
	$203,683	$787	$—	$—	$203,683	$787
2019
U.S. government and agencies	$–	$–	$—	$—	$–	$–
State and municipal	58,389	910	387	1	58,776	911
Mortgage-backed securities	284,120	3,071	4,661	40	288,781	3,111
Collateralized mortgage obligations	60,039	168	—	—	60,039	168
Asset-backed and other amortizing securities	2,661	9	—	—	2,661	9
	$405,209	$4,158	$5,048	$41	$410,257	$4,199

There were 11 securities with an unrealized loss at December 31, 2020. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s CFS.

3.	LOANS HELD FOR INVESTMENT

Loans are summarized by category at year-end as follows:

	2020	2019
Commercial real estate	$663,344	$658,195
Commercial - specialized	311,686	309,505
Commercial - general	518,309	441,398
Consumer:
1-4 family residential	360,315	362,796
Auto loans	205,840	215,209
Other consumer	67,595	74,000
Construction	94,494	82,520

	2,221,583	2,143,623
Allowance for loan losses	(45,553)	(24,197)

Loans, net	$2,176,030	$2,119,426

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

The allowance for loan losses was $45.6 million at December 31, 2020, compared to $24.2 million at December 31, 2019. The allowance for loan losses to loans held for investment was 2.05% at December 31, 2020 and 1.13% at December 31, 2019. The increase in the allowance for loan losses at December 31, 2020 compared to December 31, 2019 is a result of economic effects from the ongoing COVID-19 pandemic as well as the decline in oil and gas prices that started in the first quarter of 2020. The full extent of the impact of the COVID-19 pandemic on the economy and the Company’s customers is still unknown at this time. Accordingly, additional provisions for loan losses may be necessary in future periods.

The following table details the activity in the allowance for loan losses during 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2020
Commercial real estate	$5,049	$13,618	$(7)	$302	$18,962
Commercial - specialized	2,287	4,514	(1,162)	121	5,760
Commercial - general	9,609	1,219	(1,811)	210	9,227
Consumer:
1-4 family residential	2,093	2,478	(56)	131	4,646
Auto loans	3,385	1,814	(1,165)	192	4,226
Other consumer	1,341	1,300	(1,358)	388	1,671
Construction	433	627	—	1	1,061

Total	$24,197	$25,570	$(5,559)	$1,345	$45,553

2019
Commercial real estate	$5,579	$(961)	$—	$431	$5,049
Commercial - specialized	2,516	2	(355)	124	2,287
Commercial - general	8,173	1,209	(306)	533	9,609
Consumer:
1-4 family residential	2,249	219	(436)	61	2,093
Auto loans	2,994	1,276	(1,067)	182	3,385
Other consumer	1,192	969	(1,034)	214	1,341
Construction	423	85	(75)	—	433

Total	$23,126	$2,799	$(3,273)	$1,545	$24,197

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
2020
Commercial real estate	$6,273	$657,071	$580	$18,382
Commercial - specialized	—	311,686	—	5,760
Commercial - general	4,626	513,683	515	8,712
Consumer:
1-4 family residential	2,122	358,193	—	4,646
Auto loans	—	205,840	—	4,226
Other consumer	—	67,595	—	1,671
Construction	—	94,494	—	1,061

Total	$13,021	$2,208,562	$1,095	$44,458

2019
Commercial -	$299	$657,896	$—	$5,049
Commercial - specialized	573	308,932	—	2,287
Commercial - general	1,396	440,002	525	9,084
Consumer:
1-4 family residential	1,899	360,897	—	2,093
Auto loans	—	215,209	—	3,385
Other consumer	—	74,000	—	1,341
Construction	—	82,520	—	433

Total	$4,167	$2,139,456	$525	$23,672

Impaired loan information at year-end follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2020
Commercial real estate	$6,273	$3,673	$2,600	$6,273	$580	$3,666
Commercial -specialized	—	—	—	—	—	673
Commercial - general	4,626	3,364	1,262	4,626	515	3,400
Consumer:
1-4 family	2,541	2,122	—	2,122	—	2,155
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$13,440	$9,159	$3,862	$13,021	$1,095	$9,894

2019
Commercial real estate	$754	$299	$—	$299	$—	$1,059
Commercial specialized	573	573	—	573	—	1,345
Commercial general	1,839	—	1,396	1,396	525	2,173
Consumer:
1-4 family	2,318	1,899	—	1,899	—	2,187
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$5,484	$2,771	$1,396	$4,167	$525	$6,764

All impaired loans $250,000 and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for 2020 and 2019 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at year-end:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
2020
Commercial real estate	$914	$34	$6,311
Commercial - specialized	241	—	272
Commercial - general	1,891	149	5,489
Consumer:
1-4 Family residential	2,089	906	1,595
Auto loans	738	38	—
Other consumer	481	119	51
Construction	206	—	—
Total	$6,560	$1,246	$13,718

2019
Commercial real estate	$37	$116	$162
Commercial - specialized	708	—	1,172
Commercial - general	1,747	—	2,254
Consumer:
1-4 Family residential	1,212	932	1,105
Auto loans	1,468	183	—
Other consumer	848	121	—
Construction	1,159	—	—
Total	$7,179	$1,352	$4,693

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

The following table summarizes the internal classifications of loans at year-end:

	Pass	Special Mention	Substandard	Doubtful	Total
2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial - specialized	303,831	—	7,855	—	311,686
Commercial - general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494
Total	$2,135,565	$—	$86,018	$—	$2,221,583

2019
Commercial real estate	$632,641	$22,313	$3,241	$—	$658,195
Commercial - specialized	307,239	—	2,266	—	309,505
Commercial - general	428,155	—	13,243	—	441,398
Consumer:
1-4 family residential	356,422	—	6,374	—	362,796
Auto loans	214,363	—	846	—	215,209
Other consumer	73,716	—	284	—	74,000
Construction	82,520	—	—	—	82,520
Total	$2,095,056	$22,313	$26,254	$—	$2,143,623

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in a classification as a troubled debt restructuring (“TDR”) if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020. Under section 540 of the Consolidated Appropriations Act, 2021 (the “Act”), section 4013 of the CARES Act was amended. The period for loan modifications was extended to the earlier of (1) January 1, 2022, or (2) 60 days after the date of termination of the national emergency. The Company elected to adopt the provisions of the CARES Act and the Act.

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of December 31, 2020, the Company has an outstanding principal balance of modified loans of $3.0 million in loans that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. These modifications include: $1.0 million in six months of interest-only payments, $300 thousand in 90 day commercial payment deferrals, and $1.7 million in consumer one to four month payment deferrals. The total of all of these short-term modifications represented 0.14% of outstanding loans held for investment at December 31, 2020.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of December 31, 2020 the Company had 25 loans totaling approximately $61.0 million subject to these deferral and modification agreements, representing 2.75% of outstanding loans held for investment.

There were no TDRs during 2020 and 2019.

4.	FORECLOSED ASSETS

Foreclosed assets activity was as follows:

	2020	2019
Beginning balance	$1,883	$2,285
Additions	1,867	3,469
Sales, net	(2,397)	(3,871)
Current year valuation write-down	—	—
Ending balance	$1,353	$1,883

Activity in the valuation allowance was as follows:

	2020	2019
Beginning balance	$—	$325
Current year valuation write-down	—	—
Reductions from sales	—	(325)
Ending balance	$—	$—

Net expenses related to foreclosed assets include:

	2020	2019
Net gain (loss) on sales	$40	$(37)
Current year valuation write-down	—	—
Operating expenses, net of rental income	(75)	(71)
Foreclosed assets expense, net	$(35)	$(108)

5.	PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows:

	2020	2019
Land	$10,825	$10,825
Buildings and improvements	65,840	63,972
Furniture and equipment	46,443	44,460
Construction in process	29	974
	123,137	120,231
Less accumulated depreciation	(62,806)	(58,358)
Premises and equipment, net	$60,331	$61,873

Depreciation expense was approximately $4.8 million in 2020 and $4.9 million in 2019.

6.	GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of CDI, customer lists, and employment agreements are summarized below:

	2020	2019
Beginning goodwill	$18,757	$—
Arising from business combinations	—	18,757
Measurement period acquisition adjustment	751	—
Ending goodwill	$19,508	$18,757

Amortized intangible assets:
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(1,396)	(202)
	5,283	6,477

Other intangibles	2,309	2,309
Arising from business combinations	663	—
Less: Accumulated amortization	(693)	(154)
	2,279	2,155
Other intangible assets, net	$7,562	$8,632

Amortization expense for other intangibles for the years ended December 31, 2020 and December 31, 2019 totaled $1.7 million and $356 thousand, respectively. The estimated amount of amortization expense for core deposit intangible and other intangible assets to be recognized over the next five years is as follows:

	CDI	Other Intangible	Total

2021	$1,073	$594	$1,667
2022	951	595	1,546
2023	830	594	1,424
2024	708	441	1,149
2025	587	55	642

7.	MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio:

	2020	2019
Beginning balance	$2,054	$1,270
Additions	9,829	1,332
Valuation adjustment, net of amortization	(2,834)	(548)
Ending balance	$9,049	$2,054

	2020	2019
Mortgage loans serviced for others	$1,203,687	$247,326
Mortgage servicing right asset as a percentage of serviced mortgage loans	1%	1%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights:

	2020	2019
Weighted average constant prepayment rate	4.48%	5.23%
Weighted average discount rate	9.72%	10.78%
Weighted average life in years	7.00	10.00

8.	DEPOSITS

Time deposits that met or exceeded the FDIC Insurance limit of $250,000 were $147.0 million at December 31, 2020 and 2019, respectively.

The scheduled maturities of time deposits at December 31, 2020 follows:

2021	$187,976
2022	83,077
2023	45,218
2024	6,293
2025	2,927
Thereafter	10
$325,501

9.	BORROWING ARRANGEMENTS

Short-term borrowings
The following table summarizes our short-term borrowings at year-end:

	2020	2019
Federal funds purchased	$26,550	$17,165
FHLB advances - short-term	—	20,000
Total	$26,550	$37,165

Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $2.8 million at December 31, 2020. The available capacity of the line was $512.5 million and $394.3 million at December 31, 2020 and 2019, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $700.8 million and $547.0 million at December 31, 2020 and 2019, respectively. This line was not used at December 31, 2020 or 2019.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $165.0 million and $135.0 million as of December 31, 2020 and 2019, respectively. These lines were not used at December 31, 2020 or 2019.

Notes payable and other borrowings
The bank subsidiary has multiple advances from FHLB. The advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. The following table is a detail of the advances as of December 31:

Issue Date	Original Amount of Advance	2020 Balance	2019 Balance	Maturity Date	Interest Rate at December 31, 2020
2013	$20,000	$—	$20,000	2020	Fixed; 1.50%
2015	25,000	25,000	25,000	2025	Variable; 0.19%
2015	25,000	25,000	25,000	2025	Variable; 0.19%
2015	25,000	25,000	25,000	2025	Variable; 0.23%
	$95,000	$75,000	$95,000

In April 2020, City Bank borrowed $75 million from FHLB, on a term of three months, for liquidity needs. The three month advance matured in July 2020 and was repaid.

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

The following table is a detail of the debentures and TPS at December 31, 2020:

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265bps; 2.86%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139bps; 1.61%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150bps; 1.72%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

Subordinated debt securities
In December 2018, the Company issued $26.5 million in subordinated debt securities. $12.4 million of the securities have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.
As of December 31, 2020, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $833,000 of remaining debt issuance costs for a total balance of $75.6 million.

10.	EMPLOYEE BENEFITS

The Company sponsors the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”). Effective May 9, 2019, the ESOP was restated and amended. The 401(k) related assets, which consisted of participants’ elective and rollover accounts, were transferred to the newly formed City Bank 401(k) Plan. The ESOP covers all employees who have completed one month of service.

The ESOP may be leveraged to purchase shares of SPFI stock. Shares are released from collateral and allocated to active employees, in proportion to annual debt service. The Company recognizes any debt of the ESOP as notes payable and the shares pledged as collateral are deducted from the stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. All ESOP shares were allocated as of December 31, 2020 and 2019.

Through 2019, the Company made contributions to the ESOP as approved by the Board of Directors on an annual basis. These contributions, plus dividends received, are used to service any ESOP debt and repurchase allocated shares from participants and terminating vested participants. There were no Company contributions made to the ESOP in 2020, contributions to the ESOP were $1.8 million in 2019.

As of December 31, 2020 and 2019, the number of shares held by the ESOP were 2,876,419 and 2,959,826, respectively. During 2019, the Company did not repurchase any shares from ESOP participants prior to the Company’s shares being publicly traded.

In accordance with applicable provisions of Code, the terms of the ESOP, for so long as SPFI was a privately held company, ESOP participants would have the right, for a specified period of time, to require SPFI to repurchase shares of its common stock that were distributed to such participants by the ESOP. This repurchase obligation terminated upon the consummation of our initial public offering and listing of our common stock on the NASDAQ Global Select Market in May 2019. However, because we were privately held at December 31, 2018, the value of ESOP- owned shares have been deducted from stockholders’ equity in our consolidated changes in stockholders’ equity statement as of December 31, 2018. For all periods following our initial public offering and continued listing of our common stock on the NASDAQ Global Select Market, the ESOP-owned shares are and will be included in stockholders’ equity. At December 31, 2018, the fair value of all ESOP-owned shares subject to this repurchase obligation totaled $58.2 million.

Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.7 million in 2020 and $0 in 2019.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.4 million and $4.8 million for the years ending December 31, 2020 and 2019, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $823 thousand and $464 thousand as of December 31, 2020 and 2019, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $100,000 per participant per year.

Non-Qualified Plans - Certain Company executives, as determined by the Company’s Board from time-to-time, were granted SARs based on grant date values. The rights had varying vesting provisions. Exercise and payment options for the rights varied and were governed by the program they were issued under as well as the specific award agreement. The charges to income for these rights were $610 thousand during 2019. See further discussion in Note 11 for conversion of SARs to stock options.

Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $12.1 million and $11.4 million was accrued at December 31, 2020 and 2019, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2020 and 2019 was approximately $1.1 million and $1.1 million, respectively.

11.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 2,841,083 at December 31, 2020. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the year ended December 31, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2020
Outstanding at beginning of year:	1,462,997	$13.42		$8,212
Granted	248,966	20.93		—
Exercised	(122,207)	10.33		(1,053)
Forfeited	(33,727)	17.83		(49)
Expired	(1,135)	16.00		(3)

Balance, December 31, 2020	1,554,894	$14.77	5.97	$7,107

Exercisable at end of period	986,088	$12.39	5.24	$6,517

Vested at end of period	986,088	$12.39	5.24	$6,517

A summary of assumptions used to calculate the fair values of the awards is presented below:

	December 31,
	2020	2019
Expected volatility	27.46%	24.88% to 31.54%
Expected dividend yield	0.70%	0.70%
Expected term (years)	6.2 years	0.5 - 7.0 years
Risk-free interest rate	1.44%	1.46% to 2.63%
Weighted average grant date fair value	$5.68	$7.98

The total intrinsic value of options exercised during the years ended December 31, 2020 and December 31, 2019 was $1.1 million and $1.4 million, respectively.

On January 16, 2019, the Company approved the conversion of its previously issued SARs to stock options. There were 1,401,000 outstanding SARs that were converted effective as of May 6, 2019, which are included in the tables above. The fair value of the SARs was $11.5 million at the conversion date. During the modification of these awards from liabilities to equity, the Company accelerated the expiration date, between two and four years, on 750 thousand of the stock options. As a result, the fair value of the stock options after modification was $11.2 million. However, since the fair value of the new equity awards was less than the fair value of the liability awards, no adjustment was made to the Company’s income statement. The $11.5 million was reclassified from liabilities to equity.

Restricted Stock Awards and Units
A summary of activity in the Plan during the year ended December 31, 2020 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2020
Outstanding at beginning of year:	81,200	$19.46
Granted	5,970	20.93
Exercised	(24,694)	19.79
Forfeited	—	—

Balance, December 31, 2020	62,476	$19.47

Restricted stock units granted under the Plan typically vest over four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

For the years ended December 31, 2020 and December 31, 2019 the Company recorded stock-based compensation expense related to the Plan of $1.3 million and $853 thousand, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2020 was $3.0 million and will be recognized over a weighted average remaining period of 1.70 years. The total fair value of restricted stock units vested during the year ended December 31, 2020 was $489 thousand. There was no vesting of restricted stock units during the year ended December 31, 2019.

12.	INCOME TAXES

The components of income tax expense (benefit) was as follows:

	Years Ended December 31,
	2020	2019
Current expense
Federal	$12,590	$6,923
State	248	224
Deferred expense
Federal	(1,588)	334
Total	$11,250	$7,481

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	Years Ended December 31,
	2020	2019
Federal statutory rate times financial statement income	$11,887	$7,707
Effect of:
Tax-exempt income	(863)	(348)
State taxes, net of federal benefit	196	177
Earnings from bank owned life insurance	(280)	(272)
Non-deductible expenses	248	190
Other, net	62	27
Total	$11,250	$7,481

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2020	2019
Deferred tax assets
Allowance for loan loss	$9,566	$5,081
Deferred compensation	5,215	4,669
Other real estate owned	251	251
Nonaccrual loans	59	180
Other	221	162
Total deferred tax assets	15,312	10,343

Deferred tax liabilities
Depreciation	(2,432)	(2,417)
Intangibles	(847)	(924)
Prepaid expenses	(439)	(419)
Mortgage servicing rights	(1,900)	(431)
Unrealized gain on available-for-sale securities	(5,688)	(255)
Other	(1,545)	(278)
Total deferred tax liabilities	(12,851)	(4,724)
Net deferred tax asset	$2,461	$5,619

13.	RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2020 and 2019 aggregated approximately $8.9 million and $10.3 million, respectively. There were no charge-offs related to these loans in 2020 or 2019 and advance and repayment activity was routine. Deposits from these related parties in the CFS were not significant.

14.	OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow:

	2020	2019
Commitments to grant loans and unfunded commitments under lines of credit	$417,798	$409,969
Standby letters-of-credit	10,481	10,748

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

FHLB Letters of Credit - The Company uses letters of credit to pledge to certain public deposits. The balance of these letters of credit was $199.0 million and $199.0 million at December 31, 2020 and 2019, respectively.

Lease Commitments - The Company leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled approximately $2.4 million in 2020 and $2.0 million in 2019. Occupancy expense was reduced by approximately $856 thousand and $891 thousand for rental income during 2020 and 2019, respectively. Future minimum lease payments due under non-cancelable operating leases as of December 31, 2020 are as follows:

2021	$1,644
2022	1,517
2023	1,257
2024	929
2025	675
Thereafter	4,613
$10,635

15.	CAPITAL AND REGULATORY MATTERS

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (Basel III). Basel III, among other things, (i) introduces a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defines Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations. Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019. The Company was in compliance with the fully phased in requirements at December 31, 2020.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2020, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2020 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total Capital to Risk Weighted Assets:
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
City Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
City Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%

Common Tier 1 (CET1):
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
City Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%

Tier I Capital to Average Assets:
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
City Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

December 31, 2019:
Total Capital to Risk Weighted Assets:
Consolidated	$373,684	14.88%	$263,769	10.50%	N/A	N/A
City Bank	368,322	14.67%	263,702	10.50%	$251,145	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	322,835	12.85%	213,527	8.50%	N/A	N/A
City Bank	343,945	13.70%	213,473	8.50%	200,916	8.00%

Common Tier 1 (CET1):
Consolidated	277,835	11.06%	175,846	7.00%	N/A	N/A
City Bank	343,945	13.70%	175,801	7.00%	163,244	6.50%

Tier I Capital to Average Assets:
Consolidated	322,835	10.74%	120,219	4.00%	N/A	N/A
City Bank	343,945	11.45%	121,235	4.00%	150,175	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

16.	DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest-rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income as of December 31:

Interest Rate Contracts	Location	2020	2019
Change in fair value on interest rate swaps hedging fixed rate loans	Interest income	$(576)	$(520)
Change in fair value on fixed rate loans - hedged item	Interest income	$580	$511

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,178	$927	$10,557	$351

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$68,485	$1,643	$—	$—

Included in other assets:
Cash flow swaps related to state and municipal securities	$55,275	$1,618	$—	$—

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of December 31:

	Location	2020	2019
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(754)	$672
Interest rate lock commitments	Net gain (loss) on sales of loans	$3,409	$(249)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31:

	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	210,716	5,115	52,875	814
Total included in other assets	$210,716	$5,115	$52,875	$814

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$203,669	$1,787	$58,948	$141
Interest rate lock commitments	—	—	—	—
Total included in other liabilities	$203,669	$1,787	$58,948	$141

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS	(In thousands except per share data)
Cash and cash equivalents	$67,890	$4,181
Investment in banking subsidiary	421,355	372,292
Investment in other subsidiary	51	51
Other assets	4,248	3,906
Total assets	$493,544	$380,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$121,982	$72,865
Accrued expenses and other liabilities	1,514	1,383
Stockholders’ equity	370,048	306,182
Total liabilities and stockholders’ equity	$493,544	$380,430

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019
Dividends	$20,500	$10,000
Other income	115	64
ESOP Contribution	—	(1,800)
Interest expense	(3,390)	(3,562)
Other expense	(1,572)	(2,221)
Income before income tax and undistributed subsidiary income	15,653	2,481
Income tax (benefit)	(1,018)	(1,498)
Equity in undistributed subsidiary income	28,682	25,241
Net Income	$45,353	$29,220

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$45,353	$29,220
Adjustments:
Equity in undistributed subsidiary income	(28,682)	(25,241)
Amortization of debt issuance costs	47	—
Stock based compensation	1,272	853
Change in other assets	(342)	(1,601)
Change in other liabilities	131	541
Release of unearned ESOP shares	—	—
Net cash from operating activities	17,779	3,772

Cash flows from investing activities:
Cash paid in business combination	—	(76,100)
Net cash from investing activities	—	(76,100)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,070	—
Repayments of long-term borrowings	—	(7,530)
Issuance of common stock	—	51,392
Payments to tax authorities for stock-based compensation	(319)	(351)
Payments to repurchase common stock	(293)	—
Share based liability conversion	—	11,450
Cash dividends on common stock	(2,528)	(1,079)
Net cash from financing activities	45,930	53,882

Net change in cash and cash equivalents	63,709	(18,446)
Beginning cash and cash equivalents	4,181	22,627
Ending cash and cash equivalents	$67,890	$4,181

18.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	December 31,
	2020	2019
Net income	$45,353	$29,220

Weighted average common shares outstanding - basic	18,054,373	16,818,697
Weighted average common shares outstanding - diluted	18,339,033	17,040,550

Basic earnings per share	$2.51	$1.74
Diluted earnings per share	$2.47	$1.71

19.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

	Banking	Insurance	Consolidated
2020
Net interest income	$122,285	$—	$122,285
Provision for loan loss	(25,570)	—	(25,570)
Noninterest income	94,010	7,593	101,603
Noninterest expense	(135,985)	(5,730)	(141,715)
Income before income taxes	54,740	1,863	56,603
Income tax (expense) benefit	(10,804)	(446)	(11,250)
Net income	$43,936	$1,417	$45,353
Total assets	$3,584,828	$14,332	$3,599,160

	Banking	Insurance	Consolidated
2019
Net interest income (expense)	$104,575	$—	$104,575
Provision for loan loss	(2,799)	—	(2,799)
Noninterest income	49,834	6,799	56,633
Noninterest expense	(117,160)	(4,548)	(121,708)
Income before income taxes	34,450	2,251	36,701
Income tax (expense) benefit	(7,097)	(384)	(7,481)
Net income	$27,353	$1,867	$29,220
Total assets	$3,224,396	$12,771	$3,237,167

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Gains and (Losses) on Cash Flow hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
2020
Beginning balance	$—	$958	$958
Other comprehensive income (loss) before reclassification	(60)	22,272	22,212
Amounts reclassified from other comprehensive	—	(1,831)	(1,831)
Net current period other comprehensive income	(60)	20,441	20,381
Ending balance	$(60)	$21,399	$21,339

2019
Beginning balance	$—	$(2,243)	$(2,243)
Other comprehensive income before reclassification	—	3,179	3,179
Amounts reclassified from other comprehensive	—	22	22
Net current period other comprehensive income	—	3,201	3,201
Ending balance	$—	$958	$958

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income.

21.	FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements as of December 31:

	Level 1	Level 2	Level 3	Total
2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,753	$—	$4,753
State and municipal	—	272,607	—	272,607
Mortgage-backed securities	—	373,362	—	373,362
Collateralized mortgage obligations	—	106,715	—	106,715
Asset-backed and other amortizing securities	—	33,572	—	33,572
Other securities	—	12,078	—	12,078
Loans held for sale (mandatory)	—	80,174	—	80,174
Mortgage servicing rights	—	—	9,049	9,049
Asset derivatives	—	6,734	—	6,734
Liability derivatives	—	(4,357)	—	(4,357)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,926	11,926
Other real estate owned	—	—	1,353	1,353

	Level 1	Level 2	Level 3	Total
2019
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,807	$—	$4,807
State and municipal	—	94,692	—	94,692
Mortgage-backed securities	—	464,516	—	464,516
Collateralized mortgage obligations	—	107,289	—	107,289
Asset-backed and other amortizing securities	—	36,346	—	36,346
Loans held for sale (mandatory)	—	32,809	—	32,809
Mortgage servicing rights	—	-	2,054	2,054
Asset derivatives	—	814	—	814
Liability derivatives	—	(492)	—	(492)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	3,642	3,642
Other real estate owned	—	—	1,883	1,883

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements at December 31:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
2020
Impaired loans	$11,926	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,353	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	9,049	Discounted cash flows	Conditional prepayment rate	4.48%
			Discount rate	9.72%

2019
Impaired loans	$3,642	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,883	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	2,054	Discounted cash flows	Conditional prepayment rate	5.23%
			Discount rate	10.78%

The following table summarizes carrying value measurements as of December 31:

	Carrying Amount	Level 1	Level 2	Level 3	Total
2020
Financial assets:
Cash and cash equivalents	$300,307	$300,307	$—	$—	$300,307
Loans, net	2,176,030	—	—	2,179,573	2,179,573
Accrued interest receivable	15,233	—	15,233	—	15,233
Bank-owned life insurance	70,731	—	70,731	—	70,731
Financial liabilities:
Deposits	2,974,351	2,649,830	329,609	—	2,979,439
Accrued interest payable	2,113	—	2,113	—	2,113
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,589	—	76,889	—	76,889

	Carrying Amount	Level 1	Level 2	Level 3	Total
2019
Financial assets:
Cash and cash equivalents	$158,099	$158,099	$—	$—	$158,099
Loans, net	2,119,426	—	—	2,123,289	2,123,289
Accrued interest receivable	13,924	—	13,924	—	13,924
Bank-owned life insurance	69,397	—	69,397	—	69,397
Financial liabilities:
Deposits	2,696,857	2,354,999	346,194	—	2,701,193
Accrued interest payable	2,283	—	2,283	—	2,283
Notes payable & other borrowings	95,000	—	95,000	—	95,000
Junior subordinated deferrable interest debentures	46,393	—	46,393	—	46,393
Subordinated debt securities	26,472	—	26,472	—	26,472

22.	BUSINESS COMBINATIONS

In September 2019, Windmark acquired the operating assets of a crop insurance agency in Texas for $2.8 million. Windmark recorded $193 thousand for goodwill, which represents the excess of the cash paid compared to the fair market value of identifiable assets acquired. Fair value of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

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

In June 2020, Windmark acquired the operating assets of a crop insurance agency in Nebraska for $687 thousand. Fair value of the assets acquired in this transaction as of the closing date are as follows:

Cash paid	$687

Assets acquired:
Premises and equipment, net	$24
Customer list	512
Other intangible assets	151
Total assets acquired	$687
Goodwill recorded in acquisition	$—

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

The Company recognized total goodwill of $19.3 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

During 2020, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the closing date of the acquisition. These adjustments primarily included a $751 thousand increase in goodwill, a $900 thousand decrease in loans, and a $460 thousand decrease in other liabilities. The amount of income recorded in current period earnings that would have been recorded in the previous reporting period had the adjustment been recognized as of the acquisition date is not significant.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

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

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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
2.1
Agreement and Plan of Merger by and between South Plains Financial, Inc., SPFI Merger Sub, Inc., City Bank, and West Texas State Bank, dated as of July 25, 2019, (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

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

4.2
Indenture, dated September 29, 2020, by and between South Plains Financial, Inc. and UMB Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2020 (File No. 001-38895)).

4.3	Form of Fixed to Floating Rate Subordinated Note due September 30, 2030 (included as Exhibit A-2 to the Indenture incorporated herein by reference as Exhibit 4.2 hereto).

10.1
Form of Voting Agreement, dated as of July 25, 2019, by and among South Plains Financial, Inc., West Texas State Bank and the shareholders of West Texas State Bank party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)).

10.2
Form of Director Support Agreement, dated as of July 25, 2019, by and among South Plains Financial, Inc. and each non-employee director of West Texas State Bank (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)).

10.3†
Executive Employment Agreement, dated December 18, 2019, by and between South Plains Financial, Inc., City Bank, and Curtis C. Griffith (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed at the SEC on December 19, 2019 (File No. 001-38895)).

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

10.22
Form of Note Purchase Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 30, 2020 (File No. 001-38895)).

10.23
Form of Registration Rights Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 30, 2020 (File No. 001-38895)).

21.1*	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of Weaver and Tidwell, LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*
The following material from South Plains Financial, Inc.’s Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 10, 2021	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 10, 2021

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 10, 2021

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 10, 2021

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 10, 2021

/s/ Cynthia B. Keith
Cynthia B. Keith	Director	March 10, 2021

/s/ Allison S. Navitskas
Allison S. Navitskas	Director	March 10, 2021

/s/ Noe G. Valles
Noe G. Valles	Director	March 10, 2021

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 10, 2021