Form 10-Q
period 2021-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2021-05-10
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 7, 2021, the registrant had 18,036,194 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$65,204	$76,146
Interest-bearing deposits in banks	348,202	224,161
Cash and cash equivalents	413,406	300,307
Securities available for sale	777,208	803,087
Loans held for sale	125,792	111,477
Loans held for investment	2,242,676	2,221,583
Allowance for loan losses	(45,019)	(45,553)
Accrued interest receivable	11,277	15,233
Premises and equipment, net	59,211	60,331
Bank-owned life insurance	71,061	70,731
Goodwill	19,508	19,508
Intangible assets, net	7,140	7,562
Mortgage servicing rights	13,558	9,049
Deferred tax asset, net	4,004	2,461
Other assets	33,072	23,384
Total assets	$3,732,894	$3,599,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$962,205	$917,322
Interest-bearing	2,193,427	2,057,029
Total deposits	3,155,632	2,974,351
Short-term borrowings	17,525	26,550
Accrued expenses and other liabilities	38,038	31,229
Notes payable & other borrowings	25,000	75,000
Subordinated debt securities	75,635	75,589
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,358,223	3,229,112

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,053,229 and 18,076,364 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18,053	18,076
Additional paid-in capital	140,633	141,112
Retained earnings	203,777	189,521
Accumulated other comprehensive income	12,208	21,339
Total stockholders’ equity	374,671	370,048

Total liabilities and stockholders’ equity	$3,732,894	$3,599,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including fees	$29,280	$31,015
Securities:
Taxable	2,460	3,780
Non taxable	1,170	396
Federal funds sold and interest-bearing deposits in banks	72	546
Total interest income	32,982	35,737
Interest expense:
Deposits	2,157	4,283
Notes payable & other borrowings	39	450
Subordinated debt securities	1,019	404
Junior subordinated deferrable interest debentures	223	401
Total interest expense	3,438	5,538
Net interest income	29,544	30,199
Provision for loan losses	89	6,234
Net interest income, after provision for loan losses	29,455	23,965
Noninterest income:
Service charges on deposit accounts	1,573	1,983
Income from insurance activities	1,112	1,159
Net gain on sales of loans	15,943	8,540
Bank card services and interchange fees	2,642	2,238
Realized gain on sale of securities	—	2,318
Investment commissions	430	455
Fiduciary fees	836	829
Other	3,964	1,353
Total noninterest income	26,500	18,875
Noninterest expense:
Salaries and employee benefits	24,318	20,810
Occupancy and equipment, net	3,565	3,600
Professional services	1,573	1,572
Marketing and development	568	768
IT and data services	1,054	847
Bank card expenses	1,049	1,052
Appraisal expenses	681	455
Other	4,249	4,907
Total noninterest expense	37,057	34,011
Income before income taxes	18,898	8,829
Income tax expense	3,738	1,746
Net income	$15,160	$7,083

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Earnings per share:
Basic	$0.84	$0.39
Diluted	$0.82	$0.38

Net income	$15,160	$7,083
Other comprehensive income:
Change in net unrealized gain on securities available for sale	(18,492)	21,189
Change in net losses on cash flow hedges	6,933	(1,227)
Reclassification adjustment for (gain) included in net income	—	(2,318)
Tax effect	2,428	(3,705)
Other comprehensive income (loss)	(9,131)	13,939
Comprehensive income	$6,029	$21,022

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended March 31,
Balance at January 1, 2020	18,036,115	$18,036	$140,492	$146,696	$958	$306,182
Net income	—	—	—	7,083	—	7,083
Cash dividends:
Common - $0.03 per share	—	—	—	(541)	—	(541)
Other comprehensive income	—	—	—	—	13,939	13,939
Exercise of employee stock options and vesting of restricted stock units, net of 660 shares for cashless exercise and net of 4,986 shares for taxes	19,899	20	(103)	—	—	(83)
Stock based compensation	—	—	310	—	—	310
Balance at March 31, 2020	18,056,014	$18,056	$140,699	$153,238	$14,897	$326,890

Balance at January 1, 2021	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	15,160	—	15,160
Cash dividends:
Common - $0.05 per share	—	—	—	(904)	—	(904)
Other comprehensive (loss)	—	—	—	—	(9,131)	(9,131)
Exercise of employee stock options and vesting of restricted stock units, net of 1,100 shares for cashless exercise and net of 5,013 shares for taxes	20,049	20	(126)	—	—	(106)
Stock based compensation	—	—	390	—	—	390
Repurchases of common stock	(43,184)	(43)	(743)	—	—	(786)
Balance at March 31, 2021	18,053,229	$18,053	$140,633	$203,777	$12,208	$374,671

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$15,160	$7,083
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	89	6,234
Depreciation and amortization	1,617	1,606
Accretion and amortization	1,129	379
Other gains, net	(2)	(2,383)
Net gain on sales of loans	(15,943)	(8,540)
Proceeds from sales of loans held for sale	434,582	210,445
Loans originated for sale	(436,176)	(216,024)
Earnings on bank-owned life insurance	(330)	(359)
Stock based compensation	390	310
Change in valuation of mortgage servicing rights	(1,287)	462
Net change in:
Accrued interest receivable and other assets	(3,368)	(2,930)
Accrued expenses and other liabilities	12,287	8,032
Net cash from operating activities	8,148	4,315

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(37,046)	(112,358)
Sales	—	94,514
Maturities, prepayments, and calls	43,350	11,513
Loan originations and principal collections, net	(22,094)	31,937
Purchases of premises and equipment, net	(90)	(1,156)
Proceeds from sales of premises and equipment	17	83
Proceeds from sales of foreclosed assets	354	513
Net cash from investing activities	(15,509)	25,046

Cash flows from financing activities:
Net change in deposits	181,281	(31,008)
Net change in short-term borrowings	(9,025)	(19,765)
Payments to tax authorities for stock-based compensation	(106)	(84)
Payments made on notes payable and other borrowings	(50,000)	—
Cash dividends on common stock	(904)	(541)
Purchase of treasury stock	(786)	—
Net cash from financing activities	120,460	(51,398)

Net change in cash and cash equivalents	$113,099	$(22,037)
Beginning cash and cash equivalents	300,307	158,099
Ending cash and cash equivalents	$413,406	$136,062

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$4,070	$5,771
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$378	$574
Measurement period acquisition adjustment	—	1,211
Additions to mortgage servicing rights	3,222	518

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

Wholly Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Windmark Insurance Agency, Inc. ("Windmark")	Non-bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Form 10-Q”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250 thousand are specifically reviewed to determine if they are impaired. Factors considered by management in determining whether a loan is impaired include payment status and the sources, amounts, and probabilities of estimated cash flow available to service debt in relation to amounts due according to contractual terms. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The Company may modify its loan agreement with a borrower. The modification will be considered a troubled debt restructuring (“TDR”) if the following criteria are met: (1) the borrower is experiencing a financial difficulty and (2) the Company makes a concession that it would not otherwise make. Concessions may include debt forgiveness, interest rate change, or maturity extension. Each of these loans is impaired and is evaluated for impairment, with a specific reserve recorded as necessary based on probable losses related to collateral and cash flow. A loan will no longer be required to be reported as restructured in calendar years following the restructure if the interest rate at the time of restructure is greater than or equal to the rate the Company was willing to accept for a new extension of credit with similar risk and the loan is in compliance with its modified terms.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the three month period ended March 31, 2021 and the year ended December 31, 2020, respectively.

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

ASU 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material effect on the Company’s financial statements.

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

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity securities, and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact adoption of ASU 2016-13 and the CECL methodology for estimating the allowance for credit losses will have on its consolidated operating results and financial condition.

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
Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	263,102	6,506	(821)	268,787
Mortgage-backed securities	355,867	6,172	(4,388)	357,651
Collateralized mortgage obligations	107,077	—	(449)	106,628
Asset-backed and other amortizing securities	30,566	1,347	—	31,913
Other securities	12,000	321	(92)	12,229
	$768,612	$14,346	$(5,750)	$777,208

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. government and agencies	$4,750	$3	$—	$4,753
State and municipal	261,023	11,704	(120)	272,607
Mortgage-backed securities	359,542	14,014	(194)	373,362
Collateralized mortgage obligations	107,175	—	(460)	106,715
Asset-backed and other amortizing securities	31,509	2,063	—	33,572
Other securities	12,000	91	(13)	12,078
	$775,999	$27,875	$(787)	$803,087

The amortized cost and fair value of securities at March 31, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$377	$381
After 1 year through 5 years	4,595	4,864
After 5 years through 10 years	26,284	27,032
After 10 years	243,845	248,738
Other	493,511	496,193
	$768,612	$777,208

At both March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $321.5 million and $292.2 million at March 31, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	64,700	821	—	—	64,700	821
Mortgage-backed securities	120,069	4,388	—	—	120,069	4,388
Collateralized mortgage obligations	106,629	449	—	—	106,629	449
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	6,408	92	—	—	6,408	92
	$297,806	$5,750	$—	$—	$297,806	$5,750

December 31, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	120	—	—	—	120
Mortgage-backed securities	93,482	194	—	—	93,482	194
Collateralized mortgage obligations	106,715	460	—	—	106,715	460
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	3,486	13	—	—	3,486	13
	$203,683	$787	$—	$—	$203,683	$787

There were 33 securities with an unrealized loss at March 31, 2021. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2021, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.  LOANS

Loans are summarized by category as of the periods presented below:

	March 31, 2021	December 31, 2020
Commercial real estate	$673,985	$663,344
Commercial - specialized	279,389	311,686
Commercial - general	531,303	518,309
Consumer:
1-4 family residential	362,571	360,315
Auto loans	219,977	205,840
Other consumer	67,644	67,595
Construction	107,807	94,494
	2,242,676	2,221,583
Allowance for loan losses	(45,019)	(45,553)
Loans, net	$2,197,657	$2,176,030

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

The allowance for loan losses was $45.0 million at March 31, 2021, compared to $45.6 million at December 31, 2020. The allowance for loan losses to loans held for investment was 2.01% at March 31, 2021 and 2.05% at December 31, 2020.

The following table details the activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2021
Commercial real estate	$18,962	$58	$—	$—	$19,020
Commercial - specialized	5,760	(378)	—	76	5,458
Commercial - general	9,227	52	(344)	44	8,979
Consumer:
1-4 family residential	4,646	295	(52)	1	4,890
Auto loans	4,226	(180)	(188)	33	3,891
Other consumer	1,671	4	(257)	62	1,480
Construction	1,061	238	—	2	1,301
Total	$45,553	$89	$(841)	$218	$45,019

For the three months ended March 31, 2020
Commercial real estate	$5,049	$2,035	$—	$108	$7,192
Commercial - specialized	2,287	2,218	(14)	64	4,555
Commercial - general	9,609	(798)	(848)	17	7,980
Consumer:
1-4 family residential	2,093	651	—	—	2,744
Auto loans	3,385	1,316	(441)	52	4,312
Other consumer	1,341	593	(367)	72	1,639
Construction	433	219	—	—	652
Total	$24,197	$6,234	$(1,670)	$313	$29,074

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
March 31, 2021
Commercial real estate	$6,217	$667,768	$580	$18,440
Commercial - specialized	—	279,389	—	5,458
Commercial - general	4,540	526,763	834	8,145
Consumer:
1-4 family residential	1,852	360,719	—	4,890
Auto loans	—	219,977	—	3,891
Other consumer	—	67,644	—	1,480
Construction	—	107,807	—	1,301

Total	$12,609	$2,230,067	$1,414	$43,605

December 31, 2020
Commercial real estate	$6,273	$657,071	$580	$18,382
Commercial - specialized	—	311,686	—	5,760
Commercial - general	4,626	513,683	515	8,712
Consumer:
1-4 family residential	2,122	358,193	—	4,646
Auto loans	—	205,840	—	4,226
Other consumer	—	67,595	—	1,671
Construction	—	94,494	—	1,061

Total	$13,021	$2,208,562	$1,095	$44,458

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2021
Commercial real estate	$6,217	$3,617	$2,600	$6,217	$580	$6,245
Commercial - specialized	—	—	—	—	—	—
Commercial - general	4,540	277	4,263	4,540	834	4,583
Consumer:
1-4 family	2,271	1,852	—	1,852	—	1,987
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$13,028	$5,746	$6,863	$12,609	$1,414	$12,815

December 31, 2020
Commercial real estate	$6,273	$3,673	$2,600	$6,273	$580	$3,666
Commercial - specialized	—	—	—	—	—	673
Commercial - general	4,626	3,364	1,262	4,626	515	3,400
Consumer:
1-4 family	2,541	2,122	—	2,122	—	2,155
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$13,440	$9,159	$3,862	$13,021	$1,095	$9,894

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the three-month period ended March 31, 2021 and the year ended December 31, 2020 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2021
Commercial real estate	$4,157	$—	$6,251
Commercial - specialized	655	—	217
Commercial - general	215	45	5,109
Consumer:
1-4 Family residential	763	934	1,387
Auto loans	288	115	—
Other consumer	400	33	50
Construction	672	175	—

Total	$7,150	$1,302	$13,014

December 31, 2020
Commercial real estate	$914	$34	$6,311
Commercial - specialized	241	—	272
Commercial - general	1,891	149	5,489
Consumer:
1-4 Family residential	2,089	906	1,595
Auto loans	738	38	—
Other consumer	481	119	51
Construction	206	—	—

Total	$6,560	$1,246	$13,718

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial real estate	$615,513	$—	$58,472	$—	$673,985
Commercial - specialized	271,286	—	8,103	—	279,389
Commercial - general	524,021	—	7,282	—	531,303
Consumer:
1-4 family residential	355,481	—	7,090	—	362,571
Auto loans	218,385	—	1,592	—	219,977
Other consumer	67,327	—	317	—	67,644
Construction	107,420	—	387	—	107,807

Total	$2,159,433	$—	$83,243	$—	$2,242,676

December 31, 2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial - specialized	303,831	—	7,855	—	311,686
Commercial - general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494

Total	$2,135,565	$—	$86,018	$—	$2,221,583

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in a classification as a TDR if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020. Under section 540 of the Consolidated Appropriations Act, 2021 (the “Act”), section 4013 of the CARES Act was amended. The period for loan modifications was extended to the earlier of (1) January 1, 2022, or (2) 60 days after the date of termination of the national emergency. The Company elected to adopt the provisions of the CARES Act and the Act.

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of March 31, 2021, the Company had an outstanding principal balance of modified loans of $766 thousand in loans that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. These modifications include: $508 thousand in six months of interest-only payments and $258 thousand in consumer one to four month payment deferrals. The total of all of these short-term modifications represented 0.03% of outstanding loans held for investment at March 31, 2021.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of March 31, 2021, the Company had 9 loans totaling approximately $46.1 million subject to these deferral and modification agreements, representing 2.06% of outstanding loans held for investment.

There were no loans modified as a TDR during the three-month period ended March 31, 2021 and the year ended December 31, 2020.

4.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	March 31, 2021	December 31, 2020
Beginning goodwill	$19,508	$18,757
Arising from business combinations	—	—
Measurement period acquisition adjustment	—	751
Ending goodwill	$19,508	$19,508

Amortized intangible assets
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(1,670)	(1,396)
	5,009	5,283

Other intangibles	2,972	2,309
Arising from business combinations	—	663
Less: Accumulated amortization	(841)	(693)
	2,131	2,279
Other intangible assets, net	$7,140	$7,562

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

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of March 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $837 thousand of remaining debt issuance costs for a total balance of $75.6 million.

Notes Payable and Other Borrowings
At December 31, 2020, City Bank had three advances from the Federal Home Loan Bank of Dallas (“FHLB”) totaling $75.0 million. Advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In March 2021, City Bank repaid two of the advances for a total of $50 million. There was one advance for $25.0 million outstanding as of March 31, 2020.

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

The fair value of each option award under the Plan is estimated on the date of grant using a closed form option valuation (“Black-Scholes”) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer company averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.

Options
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2021
Outstanding at beginning of year:	1,554,894	$14.77		$12,360
Granted	214,452	19.46		699
Exercised	(1,357)	16.00		(9)
Forfeited	—	—		—
Expired	—	—		—

Balance, March 31, 2021	1,767,989	$15.34	6.23	$13,050

Exercisable at end of period	1,109,247	$13.11	5.41	$10,656

Vested at end of period	1,109,247	$13.11	5.41	$10,656

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2021	2020
Expected volatility	41.20% to 41.32%	27.46%
Expected dividend yield	1.00%	0.70%
Expected term (years)	6.1 to 6.2 years	6.0 to 6.2 years
Risk-free interest rate	0.52% to 0.83%	1.44%
Weighted average grant date fair value	$7.07	$5.68

The total intrinsic value of options exercised during the three months ended March 31, 2021 and March 31, 2020 was $9 thousand and $4 thousand, respectively.

Restricted Stock Units
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2021
Outstanding at beginning of year:	62,476	$19.47
Granted	6,370	19.62
Vested	(24,805)	19.70
Forfeited	—	—

Balance, March 31, 2021	44,041	$19.36

Restricted stock units granted under the Plan typically vest over four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2021 was $4.0 million and will be recognized over a weighted average remaining period of 1.78 years. The total fair value of restricted stock units vested during each of the three months ended March 31, 2021 and March 31, 2020 was $489 thousand.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	March 31, 2021	December 31, 2020
Commitments to grant loans and unfunded commitments under lines of credit	$512,160	$417,798
Standby letters of credit	8,819	10,481

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

FHLB Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits. The balance of these FHLB letters of credit was $199.0 million at both March 31, 2021 and December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2021, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2021 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$488,339	19.24%	$266,458	10.50%	N/A	N/A
City Bank	408,927	16.12%	266,391	10.50%	$253,706	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	380,816	15.01%	215,704	8.50%	N/A	N/A
City Bank	377,048	14.86%	215,650	8.50%	202,965	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	335,816	13.23%	177,639	7.00%	N/A	N/A
City Bank	377,048	14.86%	177,594	7.00%	164,909	6.50%

Tier I Capital to Average Assets:
Consolidated	380,816	10.35%	148,206	4.00%	N/A	N/A
City Bank	377,048	10.26%	102,960	4.00%	183,826	5.00%

December 31, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
City Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
City Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
City Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%

Tier I Capital to Average Assets:
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
City Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,077	$617	$10,178	$927

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$—	$—	$68,485	$1,643

Included in other assets:
Cash flow swaps related to state and municipal securities	$123,760	$6,781	$55,275	$1,618

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	214,670	6,204	210,716	5,115

Total included in other assets	$214,670	$6,204	$210,716	$5,115

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$202,497	$1,888	$203,669	$1,787
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$202,497	$1,888	$203,669	$1,787

The Company had received cash collateral of $5.5 million to offset asset derivative positions on its securities cash flow hedges at March 31, 2021. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability positions on its interest rate swaps at March 31, 2021. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at March 31, 2021. The advanced cash collateral amounts are reported in other assets in the consolidated balance sheets.

10.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2021	2020
Net income	$15,160	$7,083

Weighted average common shares outstanding - basic	18,069,186	18,043,105
Effect of dilutive securities:
Stock-based compensation awards	441,934	418,817
Weighted average common shares outstanding - diluted	18,511,120	18,461,922

Basic earnings per share	$0.84	$0.39
Diluted earnings per share	$0.82	$0.38

11.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended March 31, 2021	Banking	Insurance	Consolidated
Net interest income	$29,544	$—	$29,544
Provision for loan loss	(89)	—	(89)
Noninterest income	25,417	1,083	26,500
Noninterest expense	(35,955)	(1,102)	(37,057)

Income before income taxes	18,917	(19)	18,898

Income tax (expense) benefit	(3,741)	3	(3,738)

Net income (loss)	$15,176	$(16)	$15,160

Three Months Ended March 31, 2020	Banking	Insurance	Consolidated
Net interest income	$30,199	$—	$30,199
Provision for loan loss	(6,234)	—	(6,234)
Noninterest income	17,761	1,114	18,875
Noninterest expense	(32,831)	(1,180)	(34,011)

Income before income taxes	8,895	(66)	8,829

Income tax (expense) benefit	(1,758)	12	(1,746)

Net income (loss)	$7,137	$(54)	$7,083

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	268,787	—	268,787
Mortgage-backed securities	—	357,651	—	357,651
Collateralized mortgage obligations	—	106,628	—	106,628
Asset-backed and other amortizing securities	—	31,913	—	31,913
Other securities	—	12,229	—	12,229
Loans held for sale (mandatory)	—	83,882	—	83,882
Mortgage servicing rights	—	—	13,558	13,558
Asset derivatives	—	12,985	—	12,985
Liability derivatives	—	(2,505)	—	(2,505)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,195	11,195
Other real estate owned	—	—	1,377	1,377

December 31, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,753	$—	$4,753
State and municipal	—	272,607	—	272,607
Mortgage-backed securities	—	373,362	—	373,362
Collateralized mortgage obligations	—	106,715	—	106,715
Asset-backed and other amortizing securities	—	33,572	—	33,572
Other securities	—	12,078	—	12,078
Loans held for sale (mandatory)	—	80,174	—	80,174
Mortgage servicing rights	—	—	9,049	9,049
Asset derivatives	—	6,734	—	6,734
Liability derivatives	—	(4,357)	—	(4,357)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,926	11,926
Other real estate owned	—	—	1,353	1,353

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2021		12	12
Impaired loans	$11,195	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,377	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	13,558	Discounted cash flows	Conditional prepayment rate	5.78%
			Discount rate	9.68%

December 31, 2020
Impaired loans	$11,926	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,353	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	9,049	Discounted cash flows	Conditional prepayment rate	4.48%
			Discount rate	9.72%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2021
Financial assets:
Cash and cash equivalents	$413,406	$413,406	$—	$—	$413,406
Loans, net	2,197,657	—	—	2,200,173	2,200,173
Accrued interest receivable	11,277	—	11,277	—	11,277
Bank-owned life insurance	71,061	—	71,061	—	71,061

Financial liabilities:
Deposits	$3,155,632	$2,974,868	$183,282	$—	$3,158,150
Accrued interest payable	1,480	—	1,480	—	1,480
Notes payable & other borrowings	25,000	—	25,000	—	25,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,635	—	77,799	—	77,799

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2020
Financial assets:
Cash and cash equivalents	$300,307	$300,307	$—	$—	$300,307
Loans, net	2,176,030	—	—	2,179,573	2,179,573
Accrued interest receivable	15,233	—	15,233	—	15,233
Bank-owned life insurance	70,731	—	70,731	—	70,731

Financial liabilities:
Deposits	$2,974,351	$2,649,830	$329,609	$—	$2,979,439
Accrued interest payable	2,113	—	2,113	—	2,113
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,589	—	76,889	—	76,889

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 11, 2021. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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
●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2020 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of March 31, 2021, total active loan modifications attributed to COVID-19 were approximately $47 million, or 2.1%, of the Company’s loan portfolio. The active modification breakdown is: 1% are 6 months interest only, 98% are interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio, and 1% are payment deferrals of one to four months on consumer loans.

The PPP was created by the CARES Act and implemented by the SBA in March 2020. The PPP allows entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. For PPP loans that the SBA approved on or after June 5, 2020, the loan must have a maturity of at least 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP loan funding and extends the authority of lenders to make PPP loans through March 31, 2021. The PPP Extension Act of 2021 was subsequently signed into law on March 30, 2021 and extended the PPP application deadline to May 31, 2021.

The Bank assisted approximately 2,100 customers for a total of $218 million in the first round of PPP. The SBA began the PPP loan forgiveness process in October 2020 and had forgiven approximately $122 million of PPP loans from the first round of the PPP, leaving $96 million outstanding as of March 31, 2021. The Bank began accepting new applications for PPP loans in January 2021 to assist customers with the new round of the PPP. For the three months ended March 31, 2021, the Bank had funded approximately 800 PPP loans for a total of $78 million. An additional $12.1 million of PPP loans had been funded as of April 27, 2021.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part I, Item 1A, “Risk Factors” in this Report.

Results of Operations

We had net income of $15.2 million, or $0.82 per diluted common share, for the three months ended March 31, 2021, compared to net income of $7.1 million, or $0.38 per diluted common share for the three months ended March 31, 2020. Return on average equity was 16.51% and return on average assets was 1.66% for the three months ended March 31, 2021, compared to 9.00% and 0.89%, respectively, for the three months ended March 31, 2020. The increase in net income of $8.1 million was primarily the result of an increase of $7.6 million in noninterest income and decrease of $6.1 million in the provision for loan losses, partially offset by an increase of $3.0 million in noninterest expense and an increase of $2.0 million in income tax expense.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,163,114	$26,283	4.93%	$2,167,015	$31,055	5.76%
Loans - PPP	179,498	2,998	6.77	—	—	—
Investment securities – taxable	545,994	2,432	1.81	560,677	3,592	2.58
Investment securities – non-taxable	216,695	1,481	2.77	78,933	501	2.55
Other interest-earning assets (2)	330,233	100	0.12	151,133	734	1.95
Total interest-earning assets	3,435,534	33,294	3.93	2,957,758	35,882	4.88
Noninterest-earning assets	269,612			250,659
Total assets	$3,705,146			$3,208,417

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,807,963	$1,104	0.25%	$1,545,937	$2,656	0.69%
Time deposits	324,381	1,053	1.32	353,471	1,627	1.85
Short-term borrowings	25,022	4	0.06	30,744	93	1.22
Notes payable & other longer-term borrowings	74,444	35	0.19	96,209	357	1.49
Subordinated debt securities	75,635	1,019	5.46	26,472	404	6.14
Junior subordinated deferrable interest debentures	46,393	223	1.95	46,393	401	3.48
Total interest-bearing liabilities	$2,353,838	$3,438	0.59%	$2,099,226	$5,538	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$935,345			$765,637
Other liabilities	43,604			27,152
Total noninterest-bearing liabilities	978,949			792,789
Shareholders’ equity	372,359			316,402
Total liabilities and shareholders’ equity	$3,705,146			$3,208,417

Net interest income		$29,856			$30,344
Net interest spread			3.34%			3.82%
Net interest margin(3)			3.52%			4.13%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2021 over 2020
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$(56)	$(4,716)	$(4,772)
Loans - PPP	—	2,998	2,998
Investment securities – taxable	(94)	(1,066)	(1,160)
Investment securities – non-taxable	874	106	980
Other interest-earning assets	870	(1,504)	(634)
Total increase (decrease) in interest income	1,594	(4,182)	(2,588)

Interest-bearing liabilities:
NOW, Savings, MMDAs	450	(2,002)	(1,552)
Time deposits	(134)	(440)	(574)
Short-term borrowings	(17)	(72)	(89)
Notes payable & other borrowings	(81)	(241)	(322)
Subordinated debt securities	750	(135)	615
Junior subordinated deferrable interest debentures	—	(178)	(178)
Total increase (decrease) interest expense:	968	(3,068)	(2,100)

Increase (decrease) in net interest income	$626	$(1,114)	$(488)

Net interest income for the three months ended March 31, 2021 was $29.5 million, compared to $30.2 million for the three months ended March 31, 2020, an decrease of $0.7 million, or 2.2%. The decrease in net interest income was comprised of a $2.8 million, or 7.7%, decrease in interest income and by a $2.1 million, or 37.9%, decrease in interest expense. The decrease in interest income was primarily attributable to a 83 basis point decrease in non-PPP loan rates for the three-month period ended March 31, 2021, compared to the three-month period ended March 31, 2020. The decrease in non-PPP loan rates was caused by the decline in the interest rate environment experienced in the first quarter of 2020 and its continued effects. Additionally, the interest rate on average loans held for sale declined approximately 125 basis points, given the overall decline in mortgage rates experienced during the last year, and there was an increase of $64.8 million in average loans held for sale during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decline in loan interest rates was partially offset by interest income on PPP loans and the related SBA fees. These fees are deferred and then accreted into interest income over the life of the applicable loans. During the three months ended March 31, 2021, the Company had $449 thousand in interest income on PPP loans and recognized $2.5 million in PPP related SBA fees. At March 31, 2021, there was $5.1 million of deferred fees that have not been accreted to income. The Company expects that the remaining first and second rounds of PPP loans will continue to be forgiven by the SBA over the next several quarters.

The $2.1 million decrease in interest expense for the three months ended March 31, 2021 was primarily related to a 47 basis point decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $232.9 million, or 12.2%, in average interest-bearing liabilities over the same period in 2020. The increase in average interest-bearing liabilities from March 31, 2020 to March 31, 2021 was largely due to growth in deposits from PPP loan funding, other government stimulus payments and programs, organic growth and the $50.0 million of subordinated notes issued in September 2020. Additionally, the decrease in the rate paid on interest-bearing liabilities was the result of the decline in the overall rate environment experienced in the first quarter of 2020 and its continued effects. Additionally, average noninterest-bearing demand deposits increased to $935.3 million at March 31, 2021 from $765.6 million at March 31, 2020.

For the three months ended March 31, 2021, net interest margin and net interest spread were 3.52% and 3.34%, respectively, compared to 4.13% and 3.82%, respectively, for the same period in 2020, which reflects the decreases in interest income and interest expense discussed above.

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

The provision for loan losses for the three months ended March 31, 2021 was $89 thousand, compared to $6.2 million for the three months ended March 31, 2020. The decrease in the provision for loan losses in the first quarter of 2021 compared to the same quarter in 2020 is primarily due to the general improvement in the economy, a decline in the amount of loans that are actively under a COVID-19 pandemic-related modification, and a decrease in outstanding non-PPP loan balances. The allowance for loan losses as a percentage of loans held for investment was 2.01% at March 31, 2021 and 2.05% at December 31, 2020. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,573	$1,983	$(410)
Income from insurance activities	1,112	1,159	(47)
Bank card services and interchange fees	2,642	2,238	404
Mortgage banking activities	18,816	8,753	10,063
Investment commissions	430	455	(25)
Fiduciary income	836	829	7
Gain on sale of securities	-	2,318	(2,318)
Other income and fees(1)	1,091	1,140	(49)
Total noninterest income	$26,500	$18,875	$7,625

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended March 31, 2021 was $26.5 million, compared to $18.9 million for the three months ended March 31, 2020, an increase of $7.6 million, or 40.4%. Income from mortgage banking activities increased $10.1 million, or 115.0%, to $18.8 million for the three months ended March 31, 2021 from $8.8 million for the three months ended March 31, 2020. The increase in mortgage banking activities was primarily due to an increase of $220.2 million, or 101.9%, in mortgage loan originations for the three months ended March 31, 2021 compared to the same period for 2020. We experienced record volume in mortgage originations during 2020, primarily in last three quarters of the year, as the industry benefitted from historic low levels of interest rates. The increased mortgage activity continued during the first quarter of 2021. Refinance activity has also played a key role in this increase, which is expected to taper off in the middle of 2021 and then return to more historic levels. Additionally, there was a positive $1.3 million fair value adjustment to our mortgage servicing rights due to increased pricing for these assets as mortgage rates began to increase at toward the end of the first quarter of 2021. The increase in mortgage banking activities was partially offset with a decrease of $2.3 million in gain on sale of securities, which occurred in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$24,318	$20,810	$3,508
Occupancy expense, net	3,565	3,600	(35)
Professional services	1,573	1,572	1
Marketing and development	568	768	(200)
IT and data services	1,054	847	207
Bankcard expenses	1,049	1,052	(3)
Appraisal expenses	681	455	226
Other expenses(1)	4,249	4,907	(658)
Total noninterest expense	$37,057	$34,011	$3,046

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2021 was $37.1 million compared to $34.0 million for the three months ended March 31, 2020, an increase of $3.0 million, or 9.0%. Salaries and employee benefits increased $3.5 million, or 16.9%, from $20.8 million for the three months ended March 31, 2020 to $24.3 million for the three months ended March 31, 2021. This increase in salaries and employee benefits expense for the first quarter of 2021 compared to the first quarter of 2020 was primarily driven by increased commissions of $3.0 million paid on the higher volume of mortgage loan originations and a rise of $1.0 million in salary and other personnel expenses to support mortgage activities. Other noninterest expenses decreased $700 thousand for the three months ended March 31, 2021, compared to the same period in 2020. This decrease was primarily due to $331 thousand in data conversion expenses and $300 thousand in computer equipment purchased in connection with upgrading the equipment at branches acquired by the Company in November 2019 through the Company’s acquisition of West Texas State Bank as well as at existing branches incurred during the first quarter of 2020.

Financial Condition

Our total assets increased $133.7 million, or 3.7%, to $3.73 billion at March 31, 2021, compared to $3.60 billion at December 31, 2020. Our gross loans held for investment increased $21.1 million, or 0.9%, to $2.24 billion at March 31, 2021, compared to $2.22 billion at December 31, 2020. Our securities portfolio decreased $25.9 million, or 3.2%, to $777.2 million at March 31, 2021, compared to $803.1 million at December 31, 2020. Total deposits increased $181.3 million, or 6.1%, to $3.16 billion at March 31, 2021, compared to $2.97 billion at December 31, 2020.

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

The following table presents the balance and associated percentage of each major category in our gross loan portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$673,985	30.0%	$663,344	29.9%
Commercial – specialized	279,389	12.5	311,686	14.0
Commercial – general	531,303	23.7	518,309	23.3
Consumer:
1-4 family residential	362,571	16.2	360,315	16.2
Auto loans	219,977	9.8	205,840	9.3
Other consumer	67,644	3.0	67,595	3.0
Construction	107,807	4.8	94,494	4.3
Gross loans	2,242,676	100.0%	2,221,583	100.0%
Allowance for loan losses	(45,019)		(45,553)
Net loans	$2,197,657		$2,176,030

Loans held for investment increased $21.1 million, or 0.9%, to $2.24 billion at March 31, 2021, compared to $2.22 billion at December 31, 2020. This increase in our loans was primarily due to an increase of $10.8 million in commercial real estate loans, an increase of $9.9 million in restaurant and retail loans, a $13.3 million increase in residential construction loans, and a $14.2 million increase in consumer auto loans. These increases were partially offset with net repayments of $25.4 million in seasonal agricultural production loans in the first quarter of 2021.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 68.0% of our loans held for investment were secured by real property as of March 31, 2021, compared to 66.5% as of December 31, 2020. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans increased $10.6 million, or 1.6%, to $674.0 million as of March 31, 2021 from $663.3 million as of December 31, 2020. The increase in commercial real estate loans during this period was mostly driven by organic loan growth and partially offset by a $7.0 million commercial construction and development credit that was completed during the quarter and re-categorized as a commercial specialized loan, as it is owner-occupied real estate.

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

Commercial specialized loans decreased $32.3 million, or 10.4%, to $279.4 million as of March 31, 2021 from $311.7 million as of December 31, 2020. This decrease was primarily due to net repayments of $25.4 million in seasonal agricultural production loans as well as repayments on two financing customers’ revolving lines of credit totaling $3.5 million.

Commercial general loans increased $13.0 million, or 2.5%, to $531.3 million as of March 31, 2021 from $518.3 million as of December 31, 2020. The increase in commercial general loans was primarily due to a $7.0 million commercial construction and development credit that was completed during the quarter, as was noted above, in addition to organic loan growth.

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

Consumer and other loans increased $16.4 million, or 2.6%, to $650.2 million as of March 31, 2021 from $633.8 million as of December 31, 2020. The increase in these loans was primarily a result of a $14.1 million increase in auto loans as a result of increased auto demand and the current low interest rate environment. As of March 31, 2021, our consumer loan portfolio was comprised of $362.6 million in 1-4 family residential loans, $220.0 million in auto loans, and $67.6 million in other consumer loans.

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

Construction loans increased $13.3 million, or 14.1%, to $107.8 million as of March 31, 2021 from $94.5 million as of December 31, 2020. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets as the decline in mortgage interest rates has increased the number of buyers for homes.

Paycheck Protection Program. At March 31, 2021, PPP loans totaled approximately $173.5 million and are included in commercial general loans.

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

To determine the adequacy of the allowance for loan losses, the loan portfolio is broken into categories based on loan type. Historical loss experience factors by category, adjusted for changes in trends and conditions, are used to determine an indicated allowance for each portfolio category. These factors are evaluated and updated based on the composition of the specific loan portfolio. Other considerations include volumes and trends of delinquencies, nonaccrual loans, levels of bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of the Company’s lending personnel. In addition to the portfolio evaluations, impaired loans with a balance of $250 thousand or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

The allowance for loan losses was $45.0 million at March 31, 2021, compared to $45.6 million at December 31, 2020, a decrease of $535 thousand, or 1.2%. The decrease is a result of $623 thousand in net charge-offs, partially offset by $89 thousand in provision for loan losses taken in the first quarter of 2021.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2021
Commercial real estate	$18,962	$—	$—	$58	$19,020
Commercial – specialized	5,760	—	76	(378)	5,458
Commercial – general	9,227	(344)	44	52	8,979
Consumer:
1-4 family residential	4,646	(52)	1	295	4,890
Auto loans	4,226	(188)	33	(180)	3,891
Other consumer	1,671	(257)	62	4	1,480
Construction	1,061	—	2	238	1,301
Total	$45,553	$(841)	$218	$89	$45,019

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2020
Commercial real estate	$5,049	$—	$108	$2,035	$7,192
Commercial – specialized	2,287	(14)	64	2,218	4,555
Commercial – general	9,609	(848)	17	(798)	7,980
Consumer:
1-4 family residential	2,093	—	—	651	2,744
Auto loans	3,385	(441)	52	1,316	4,312
Other consumer	1,341	(367)	72	593	1,639
Construction	433	—	—	219	652
Total	$24,197	$(1,670)	$313	$6,234	$29,074

Net charge-offs totaled $623 thousand and were 0.11% (annualized) of average loans outstanding for the three months ended March 31, 2021, compared to $1.4 million and 0.25% for the three months ended March 31, 2020. The decrease in net charge-offs in the first quarter of 2021 was primarily the result of a $518 thousand charge-off on a retail commercial relationship as well as two small commercial – general charge-offs during the first quarter of 2020. The allowance for loan losses as a percentage of loans held for investment was 2.01% at March 31, 2021 and 2.05% at December 31, 2020.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$19,020	42.2%	$18,962	41.6%
Commercial – specialized	5,458	12.1	5,760	12.6
Commercial – general	8,979	19.9	9,227	20.3
Consumer:
1-4 family residential	4,890	10.9	4,646	10.2
Auto loans	3,891	8.6	4,226	9.3
Other consumer	1,480	3.4	1,671	3.7
Construction	1,301	2.9	1,061	2.3
Total allowance for loan losses	$45,019	100.0%	$45,553	100.0%

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

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$6,251	$6,311
Commercial – specialized	217	272
Commercial – general	5,109	5,489
Consumer:
1-4 family residential	1,387	1,595
Auto loans	—	—
Other consumer	50	51
Construction	—	—
Total nonaccrual loans	13,014	13,718
Past due loans 90 days or more and still accruing	1,302	1,246
Total nonperforming loans	14,316	14,964
Other real estate owned	1,377	1,353
Total nonperforming assets	$15,693	$16,317

Restructured loans - nonaccrual(1)	$82	$88
Restructured loans - accruing	$1,667	$1,687

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first three months of 2021 or 2020. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at March 31, 2021 were:

•
Restaurant and retail owner-occupied loans totaled $100.4 million (4.5% of total loans). The average loan size is $351 thousand. There was $1.8 million in classified loans, $4 thousand in loans past due 30 days or more, and $1.3 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 3.65%. As of March 31, 2021, three loans, or 0.5%, of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $123.0 million (5.5% of total loans). The average loan size is $2.8 million. There was $52.7 million in classified loans, $2.8 million in loans past due 30 days or more, and $2.2 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 8.76%. As of March 31, 2021, approximately 36% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications were interest-only periods of 12 months or a combination of a 90-day deferral and nine months of interest only.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $63.5 million (2.8% of total loans) at March 31, 2021. There was $7.7 million in classified loans, no loans past due 30 days or more, and $89 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 5.20%. As of March 31, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

Securities Portfolio

The securities portfolio is the second largest component of the Company’s interest-earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Company. The securities portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans.

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

Our securities portfolio decreased $25.9 million, or 3.2%, to $777.2 million at March 31, 2021, compared to $803.1 million at December 31, 2020. The decrease was primarily due to a $18.5 million decline in the unrealized gain at March 31, 2021 as compared to December 31, 2020..

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	$—	$—	$4,750	$4,753	$3
State and municipal	263,102	268,787	5,685	261,023	272,607	11,584
Mortgage-backed securities	355,867	357,651	1,784	359,542	373,362	13,820
Collateralized mortgage obligations	107,077	106,628	(449)	107,175	106,715	(460)
Asset-backed and other amortizing securities	30,566	31,913	1,347	31,509	33,572	2,063
Other securities	12,000	12,229	229	12,000	12,078	78
Total available-for-sale	$768,612	$777,208	$8,596	$775,999	$803,087	$27,088

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2021, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of March 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	0.00%	$—	0.00%	$—	—%	$—	—%
State and municipal	377	1.21	4,596	2.98	14,284	2.13	243,845	2.26
Mortgage-backed securities	—	—	1,387	1.57	11,176	1.89	343,304	1.95
Collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	107,077	0.58
Asset-backed and other amortizing securities	—	—	—	—	820	2.89	29,746	2.82
Other securities	—	0.00	—	0.00	12,000	4.47	—	0.00
Total available-for-sale	$377	1.21%	$5,983	2.66%	$38,280	2.81%	$723,972	1.89%

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	0.00%	$—	—%	$—	—%
State and municipal	1,982	11.60	3,397	2.70	14,079	2.11	241,565	2.28
Mortgage-backed securities	—	—	577	1.50	12,723	1.94	346,242	1.95
Collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	107,175	0.62
Asset-backed and other amortizing securities	—	—	—	—	820	2.89	30,689	2.82
Other securities	—	0.00	—	0.00	12,000	4.47	—	0.00
Total available-for-sale	$6,732	5.35%	$3,974	2.52%	$39,622	2.78%	$725,671	1.90%

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

Total deposits at March 31, 2021 were $3.16 billion, representing an increase of $181.3 million, or 6.1%, compared to $2.97 billion at December 31, 2020. As of March 31, 2021, 30.5% of total deposits were comprised of noninterest-bearing demand accounts, 59.2% of interest-bearing non-maturity accounts and 10.3% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$962,205	30.5%	$917,322	30.9%
NOW and other transaction accounts	348,156	11.0	332,829	11.2
Money market and other savings	1,520,943	48.2	1,398,699	47.0
Time deposits	324,328	10.3	325,501	10.9
Total deposits	$3,155,632	100.0%	$2,974,351	100.0%

The following tables set forth the remaining maturity of time deposits of $100 thousand and greater as of the date indicated:

(Dollars in thousands)	March 31, 2021
Time deposits $100 thousand or greater with remaining maturity of:
Three months or less	$37,335
After three months through six months	29,927
After six months through twelve months	63,357
After twelve months	113,363
Total	$243,982

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2021 and December 31, 2020, we had total remaining borrowing capacity from the FHLB of $826.8 million and $799.3 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$25,000	$95,000
Weighted average interest rate at end of the period	0.16%	0.76%
Maximum month-end balance during the period	$75,000	$95,000
Average balance outstanding during the period	$74,444	$95,000
Weighted average interest rate during the period	0.19%	1.51%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $594.0 million and $700.8 million at March 31, 2021 and December 31, 2020, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%
Maximum month-end balance during the period	$—	$—
Average balance outstanding during the period	$—	$1,209
Weighted average interest rate during the period	0.00%	0.25%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $165.0 million as of March 31, 2021 and December 31, 2020. The lines were not used during the three months ended March 31, 2021 or the three months ending March 31, 2020.

Subordinated Debt Securities. In December 2018, the Company issued $26.5 million in subordinated debt securities. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for tier 2 capital treatment, subject to regulatory limitations. The balance of subordinated debt securities as of March 31, 2021 and December 31, 2020 was $26.5 million.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of March 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $837 thousand of remaining debt issuance costs for a total balance of $75.6 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2021 and December 31, 2020. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.91%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 1.64%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.75%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2021.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At March 31, 2021, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $590.0 million and the capacity to borrow from the Federal Reserve discount window of approximately $594.0 million. The Federal Reserve has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the Federal Reserve discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

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

Capital Requirements

Total shareholders’ equity increased to $374.7 million as of March 31, 2021, compared to $370.0 million as of December 31, 2020, an increase of $4.6 million, or 1.2%. The increase from December 31, 2020 was primarily the result of $15.2 million in net earnings for the three months ended March 31, 2021, partially offset by a decrease in accumulated other comprehensive income of $9.1 million, net of tax and $900 thousand of dividends paid.

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. In July 2013, the Board of Governors of the Federal Reserve System published final rules for the adoption of the Basel III regulatory capital framework (“Basel III”). Under the Basel III capital adequacy guidelines and the regulatory framework for “prompt corrective action,” we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of common equity tier 1 (“CET1”) capital, tier 1 capital and total capital to risk-weighted assets and of tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

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

At March 31, 2021, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At March 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$488,339	19.24%	$473,425	19.08%
Tier 1 capital (to risk-weighted assets)	380,816	15.01	366,639	14.78
CET 1 capital (to risk-weighted assets)	335,816	13.23	321,639	12.96
Tier 1 capital (to average assets)	380,816	10.35	366,639	10.24

City Bank:
Total capital (to risk-weighted assets)	$408,927	16.12%	$404,138	16.29%
Tier 1 capital (to risk-weighted assets)	377,048	14.86	372,947	15.03
CET 1 capital (to risk-weighted assets)	377,048	14.86	372,947	15.03
Tier 1 capital (to average assets)	377,048	10.26	372,947	10.42

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. However, Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during 2021. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”, of this Form 10-Q for further information.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$512,160	$417,798
Standby letters of credit	8,819	10,481
Total	$520,979	$428,279

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2021	December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	7.97	5.33
+200	4.51	2.90
+100	1.82	1.06
-100	(1.73)	(1.24)

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of March 31, 2021.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250 thousand are specifically reviewed to determine if they are impaired. Factors considered by management in determining whether a loan is impaired include payment status and the sources, amounts, and probabilities of estimated cash flow available to service debt in relation to amounts due according to contractual terms. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) filed with the SEC on March 10, 2021. Except as described above or in our 2020 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K. There have been no material changes in the risk factors disclosed by the Company in the 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

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

The following table summarizes the share repurchase activity for the three months ended March 31, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2021	—	$—	$293,703	$9,706,297
February 2021	30,840	19.89	907,015	9,092,985
March 2021	7,445	21.18	1,064,663	8,935,337
Total	38,285

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2	Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 7, 2021	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 7, 2021	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer