Form 10-Q
period 2021-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2021-08-09
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 6, 2021, the registrant had 17,954,313 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$67,915	$76,146
Interest-bearing deposits in banks	316,034	224,161
Cash and cash equivalents	383,949	300,307
Securities available for sale	777,613	803,087
Loans held for sale	79,938	111,477
Loans held for investment	2,303,462	2,221,583
Allowance for loan losses	(42,963)	(45,553)
Accrued interest receivable	11,981	15,233
Premises and equipment, net	59,127	60,331
Bank-owned life insurance	71,361	70,731
Goodwill	19,508	19,508
Intangible assets, net	6,718	7,562
Mortgage servicing rights	15,977	9,049
Deferred tax asset, net	1,675	2,461
Other assets	24,569	23,384
Total assets	$3,712,915	$3,599,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$998,941	$917,322
Interest-bearing	2,159,554	2,057,029
Total deposits	3,158,495	2,974,351
Short-term borrowings	3,890	26,550
Accrued expenses and other liabilities	35,640	31,229
Notes payable & other borrowings	—	75,000
Subordinated debt securities	75,682	75,589
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,320,100	3,229,112

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,014,398 and 18,076,364 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18,014	18,076
Additional paid-in capital	140,212	141,112
Retained earnings	216,164	189,521
Accumulated other comprehensive income	18,425	21,339
Total stockholders’ equity	392,815	370,048

Total liabilities and stockholders’ equity	$3,712,915	$3,599,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$29,360	$29,861	$58,640	$60,876
Securities:
Taxable	2,413	3,170	4,873	6,950
Non taxable	1,157	942	2,327	1,338
Federal funds sold and interest-bearing deposits in banks	86	34	158	580
Total interest income	33,016	34,007	65,998	69,744
Interest expense:
Deposits	2,186	2,760	4,343	7,043
Notes payable & other borrowings	4	102	43	552
Subordinated debt securities	1,012	403	2,031	807
Junior subordinated deferrable interest debentures	221	294	444	695
Total interest expense	3,423	3,559	6,861	9,097
Net interest income	29,593	30,448	59,137	60,647
Provision for loan losses	(2,007)	13,133	(1,918)	19,367
Net interest income, after provision for loan losses	31,600	17,315	61,055	41,280
Noninterest income:
Service charges on deposit accounts	1,599	1,439	3,172	3,422
Income from insurance activities	1,240	1,022	2,352	2,181
Net gain on sales of loans	12,317	17,797	28,260	26,337
Bank card services and interchange fees	3,073	2,344	5,715	4,582
Realized gain on sale of securities	—	—	—	2,318
Investment commissions	530	365	960	820
Fiduciary fees	842	776	1,678	1,605
Other	2,649	1,153	6,613	2,506
Total noninterest income	22,250	24,896	48,750	43,771
Noninterest expense:
Salaries and employee benefits	23,377	21,621	47,695	42,431
Occupancy and equipment, net	3,499	3,586	7,064	7,186
Professional services	1,522	1,961	3,095	3,533
Marketing and development	812	806	1,380	1,574
IT and data services	907	1,079	1,961	1,926
Bank card expenses	1,252	1,017	2,301	2,069
Appraisal expenses	879	638	1,560	1,093
Other	4,530	4,499	8,779	9,406
Total noninterest expense	36,778	35,207	73,835	69,218
Income before income taxes	17,072	7,004	35,970	15,833
Income tax expense	3,422	1,389	7,160	3,135
Net income	$13,650	$5,615	$28,810	$12,698

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share:
Basic	$0.76	$0.31	$1.60	$0.70
Diluted	$0.74	$0.31	$1.55	$0.69

Net income	$13,650	$5,615	$28,810	$12,698
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	10,620	6,813	(7,872)	28,002
Change in net gain (loss) on cash flow hedges	(2,750)	(931)	4,183	(2,158)
Reclassification adjustment for (gain) loss included in net income	—	—	—	(2,318)
Tax effect	(1,653)	(1,235)	775	(4,940)
Other comprehensive income (loss)	6,217	4,647	(2,914)	18,586
Comprehensive income	$19,867	$10,262	$25,896	$31,284

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Six Months Ended June 30,
Balance at December 31, 2019	18,036,115	$18,036	$140,492	$146,696	$958	$306,182
Issuance of common stock, net	—	—	—	—	—	—
Net income	—	—	—	12,698	—	12,698
Cash dividends:
Common - $0.06 per share	—	—	—	(1,083)	—	(1,083)
Other comprehensive (loss), net of tax	—	—	—	—	18,586	18,586
Exercise of employee stock options and vesting of restricted stock units, net of 17,178 shares for cashless exercise and net of 7,608 shares for taxes	27,759	28	(157)	—	—	(129)
Repurchases of common stock	(4,700)	(5)	(56)	—	—	(61)
Stock based compensation	—	—	341	—	—	341
Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$336,534

Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	28,810	—	28,810
Cash dividends:
Common - $0.12 per share	—	—	—	(2,167)	—	(2,167)
Other comprehensive income, net of tax	—	—	—	—	(2,914)	(2,914)
Exercise of employee stock options and vesting of restricted stock units, net of 2,906 shares for cashless exercise and net of 5,013 shares for taxes	20,552	21	(127)	—	—	(106)
Repurchases of common stock	(82,518)	(83)	(1,595)	—	—	(1,678)
Stock based compensation	—	—	822	—	—	822
Balance at June 30, 2021	18,014,398	$18,014	$140,212	216,164	$18,425	$392,815

Three Months Ended June 30,
Balance at March 31, 2020	18,056,014	$18,056	$140,699	$153,238	$14,897	$326,890
Issuance of common stock, net	—	—	—	—	—	—
Net income	—	—	—	5,615	—	5,615
Cash dividends:
Common - $0.03 per share	—	—	—	(542)	—	(542)
Other comprehensive income, net of tax	—	—	—	—	4,647	4,647
Exercise of employee stock options and vesting of restricted stock units, net of 16,518 shares for cashless exercise and net of 2,622 shares for taxes	7,860	8	(54)	—	—	(46)
Repurchases of common stock	(4,700)	(5)	(56)	—	—	(61)
Stock based compensation	—	—	31	—	—	31
Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$336,534

Balance at March 31, 2021	18,053,229	$18,053	$140,633	$203,777	$12,208	$374,671
Net income	—	—	—	13,650	—	13,650
Cash dividends:
Common - $0.07 per share	—	—	—	(1,263)	—	(1,263)
Other comprehensive income, net of tax	—	—	—	—	6,217	6,217
Exercise of employee stock options and vesting of restricted stock units, net of 1,806 shares for cashless exercise	503	1	(1)	—	—	—
Repurchases of common stock	(39,334)	(40)	(852)	—	—	(892)
Stock based compensation	—	—	432	—	—	432
Balance at June 30, 2021	18,014,398	$18,014	$140,212	$216,164	$18,425	$392,815

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$28,810	$12,698
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(1,918)	19,367
Depreciation and amortization	3,223	3,257
Accretion and amortization	2,281	1,130
Other gains, net	(8)	(2,441)
Net gain on sales of loans	(28,260)	(26,337)
Proceeds from sales of loans held for sale	869,253	567,294
Loans originated for sale	(815,446)	(584,696)
Earnings on bank-owned life insurance	(630)	(674)
Stock based compensation	822	341
Change in valuation of mortgage servicing rights	(936)	—
Net change in:
Accrued interest receivable and other assets	4,299	(16,859)
Accrued expenses and other liabilities	7,716	18,340
Net cash from operating activities	69,206	(8,580)

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(56,565)	(121,254)
Sales	—	94,514
Maturities, prepayments, and calls	71,979	30,588
Loan originations and principal collections, net	(83,035)	(193,060)
Cash paid for acquisition	—	(687)
Purchases of premises and equipment, net	(1,191)	(2,402)
Proceeds from sales of premises and equipment	22	87
Proceeds from sales of foreclosed assets	693	1,689
Net cash from investing activities	(68,097)	(190,525)

Cash flows from financing activities:
Net change in deposits	184,144	250,980
Net change in short-term borrowings	(22,660)	(27,600)
Proceeds from notes payable & other borrowings	—	75,000
Payments to tax authorities for stock-based compensation	(106)	(129)
Payments made on notes payable and other borrowings	(75,000)	—
Cash dividends on common stock	(2,167)	(1,083)
Payments to repurchase common stock	(1,678)	(61)
Net cash from financing activities	82,533	297,107

Net change in cash and cash equivalents	$83,642	$98,002
Beginning cash and cash equivalents	300,307	158,099
Ending cash and cash equivalents	$383,949	$256,101

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$6,623	$9,623
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$484	$1,088
Measurement period acquisition adjustment	—	—
Additions to mortgage servicing rights	5,992	3,048

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Form 10-Q”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectability of the loans in the Company’s loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. Loans originated by the bank subsidiary are generally secured by specific items of collateral including real property, crops, livestock, consumer assets, and other business assets.

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

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the six-month period ended June 30, 2021 and the year ended December 31, 2020, respectively.

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

Stock-Based Compensation – The Company sponsors an equity incentive plan under which options to acquire shares of the Company’s common stock may be granted periodically to all full-time employees and directors of the Company or its affiliates at a specific exercise price. Shares are issued out of authorized and unissued common shares that have been reserved for issuance under such plan. Compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the date of grant using a closed form option valuation (“Black-Scholes”) option pricing model. This model requires assumptions as to the expected stock volatility, dividends, terms and risk-free rates. The expected volatility is based on the combination of the Company’s historical volatility and the volatility of comparable peer banks. The expected term represents the period of time that options are expected to be outstanding from the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each stock option.

Recent Accounting Pronouncements – FASB ASC constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in Accounting Standards Updates (“ASU”), which are not authoritative until incorporated into ASC.

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
Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at period-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	267,615	11,327	(127)	278,815
Mortgage-backed securities	342,490	8,291	(3,206)	347,575
Collateralized mortgage obligations	106,976	944	—	107,920
Asset-backed and other amortizing securities	29,316	1,575	—	30,891
Other securities	12,000	412	—	12,412
	$758,397	$22,549	$(3,333)	$777,613

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. government and agencies	$4,750	$3	$—	$4,753
State and municipal	261,023	11,704	(120)	272,607
Mortgage-backed securities	359,542	14,014	(194)	373,362
Collateralized mortgage obligations	107,175	—	(460)	106,715
Asset-backed and other amortizing securities	31,509	2,063	—	33,572
Other securities	12,000	91	(13)	12,078
	$775,999	$27,875	$(787)	$803,087

The amortized cost and fair value of securities at June 30, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,130	$1,137
After 1 year through 5 years	5,325	5,646
After 5 years through 10 years	25,944	27,024
After 10 years	247,216	257,420
Other	478,782	486,386
	$758,397	$777,613

At both June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $331.4 million and $292.2 million at June 30, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	23,074	127	—	—	23,074	127
Mortgage-backed securities	116,659	3,206	—	—	116,659	3,206
Collateralized mortgage obligations	—	—	—	—	—	—
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
	$139,733	$3,333	$—	$—	$139,733	$3,333

December 31, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	120	—	—	—	120
Mortgage-backed securities	93,482	194	—	—	93,482	194
Collateralized mortgage obligations	106,715	460	—	—	106,715	460
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	3,486	13	—	—	3,486	13
	$203,683	$787	$—	$—	$203,683	$787

There were 18 securities with an unrealized loss at June 30, 2021. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2021, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below:

	June 30, 2021	December 31, 2020
Commercial real estate	$682,017	$663,344
Commercial - specialized	323,576	311,686
Commercial - general	492,314	518,309
Consumer:
1-4 family residential	375,302	360,315
Auto loans	230,570	205,840
Other consumer	68,098	67,595
Construction	131,585	94,494
	2,303,462	2,221,583
Allowance for loan losses	(42,963)	(45,553)
Loans, net	$2,260,499	$2,176,030

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

The allowance for loan losses was $43.0 million at June 30, 2021, compared to $45.6 million at December 31, 2020. The allowance for loan losses to loans held for investment was 1.87% at June 30, 2021 and 2.05% at December 31, 2020. The decrease in the allowance for loan losses at June 30, 2021 compared to December 31, 2020 was the result of the Company recording a negative provision for loan losses in the second quarter of 2021 of $2.0 million. The negative provision was primarily due to the general improvement in the economy, a decline in the amount of loans that are actively under a modification, and a decrease in nonperforming loans.

The following table details the activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2021
Commercial real estate	$19,020	$(1,732)	$—	$—	$17,288
Commercial - specialized	5,458	(653)	(5)	23	4,823
Commercial - general	8,979	(83)	(34)	86	8,948
Consumer:
1-4 family residential	4,890	172	—	2	5,064
Auto loans	3,891	13	(139)	50	3,815
Other consumer	1,480	(12)	(119)	85	1,434
Construction	1,301	288	—	2	1,591
Total	$45,019	$(2,007)	$(297)	$248	$42,963

For the three months ended June 30, 2020
Commercial real estate	$7,192	$7,856	$—	$108	$15,156
Commercial - specialized	4,555	2,872	(836)	23	6,614
Commercial - general	7,980	1,773	(532)	72	9,293
Consumer:
1-4 family residential	2,744	181	—	1	2,926
Auto loans	4,312	(168)	(262)	57	3,939
Other consumer	1,639	205	(383)	179	1,640
Construction	652	414	—	1	1,067
Total	$29,074	$13,133	$(2,013)	$441	$40,635

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the six months ended June 30, 2021
Commercial real estate	$18,962	$(1,674)	$—	$—	$17,288
Commercial - specialized	5,760	(1,032)	(5)	100	4,823
Commercial - general	9,227	(32)	(377)	130	8,948
Consumer:
1-4 family residential	4,646	467	(52)	3	5,064
Auto loans	4,226	(167)	(327)	83	3,815
Other consumer	1,671	(6)	(377)	146	1,434
Construction	1,061	526	—	4	1,591

Total	$45,553	$(1,918)	$(1,138)	$466	$42,963

For the six months ended June 30, 2020
Commercial real estate	$5,049	$9,892	$—	$215	$15,156
Commercial - specialized	2,287	5,090	(850)	87	6,614
Commercial - general	9,609	975	(1,380)	89	9,293
Consumer:
1-4 family residential	2,093	832	—	1	2,926
Auto loans	3,385	1,149	(704)	109	3,939
Other consumer	1,341	796	(749)	252	1,640
Construction	433	633	—	1	1,067

Total	$24,197	$19,367	$(3,683)	$754	$40,635

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
June 30, 2021
Commercial real estate	$2,529	$679,488	$—	$17,288
Commercial - specialized	—	323,576	—	4,823
Commercial - general	5,709	486,605	640	8,308
Consumer:
1-4 family residential	2,297	373,005	120	4,944
Auto loans	—	230,570	—	3,815
Other consumer	—	68,098	—	1,434
Construction	—	131,585	—	1,591

Total	$10,535	$2,292,927	$760	$42,203

December 31, 2020
Commercial real estate	$6,273	$657,071	$580	$18,382
Commercial - specialized	—	311,686	—	5,760
Commercial - general	4,626	513,683	515	8,712
Consumer:
1-4 family residential	2,122	358,193	—	4,646
Auto loans	—	205,840	—	4,226
Other consumer	—	67,595	—	1,671
Construction	—	94,494	—	1,061

Total	$13,021	$2,208,562	$1,095	$44,458

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2021
Commercial real estate	$2,529	$2,529	$—	$2,529	$—	$4,401
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,709	1,567	4,142	5,709	640	5,168
Consumer:
1-4 family residential	2,716	1,508	789	2,297	120	2,210
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$10,954	$5,604	$4,931	$10,535	$760	$11,779

December 31, 2020
Commercial real estate	$6,273	$3,673	$2,600	$6,273	$580	$3,666
Commercial - specialized	—	—	—	—	—	673
Commercial - general	4,626	3,364	1,262	4,626	515	3,400
Consumer:
1-4 family residential	2,541	2,122	—	2,122	—	2,155
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$13,440	$9,159	$3,862	$13,021	$1,095	$9,894

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the six-month period ended June 30, 2021 and the year ended December 31, 2020 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2021
Commercial real estate	$5,561	$44	$2,559
Commercial - specialized	230	—	169
Commercial - general	1,027	93	6,008
Consumer:
1-4 family residential	590	1,156	2,154
Auto loans	325	29	40
Other consumer	432	72	48
Construction	460	—	166

Total	$8,625	$1,394	$11,144

December 31, 2020
Commercial real estate	$914	$34	$6,311
Commercial - specialized	241	—	272
Commercial - general	1,891	149	5,489
Consumer:
1-4 family residential	2,089	906	1,595
Auto loans	738	38	—
Other consumer	481	119	51
Construction	206	—	—

Total	$6,560	$1,246	$13,718

The Company grades its loans on a thirteen-point grading scale. These grades fit in one of the following categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans categorized as loss are charged-off immediately. The grading of loans reflect a judgment by the Company about the risks of default associated with the loan. The Company reviews the grades on loans as part of our on-going monitoring of the credit quality of our loan portfolio.

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$626,495	$—	$55,522	$—	$682,017
Commercial - specialized	317,696	—	5,880	—	323,576
Commercial - general	482,631	1,685	7,998	—	492,314
Consumer:
1-4 family residential	367,631	—	7,671	—	375,302
Auto loans	229,175	—	1,395	—	230,570
Other consumer	67,802	—	296	—	68,098
Construction	131,207	—	378	—	131,585

Total	$2,222,637	$1,685	$79,140	$—	$2,303,462

December 31, 2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial - specialized	303,831	—	7,855	—	311,686
Commercial - general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494

Total	$2,135,565	$—	$86,018	$—	$2,221,583

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of June 30, 2021, the Company had no remaining  loans under an active modification that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act, as amended by the Act. As of June 30, 2021, the Company had six loans totaling approximately $36.6 million subject to these deferral and modification agreements, representing 1.6% of outstanding loans held for investment.

There were no loans modified as a TDR during the six-month period ended June 30, 2021 and the year ended December 31, 2020.

4.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	June 30, 2021	December 31, 2020
Beginning goodwill	$19,508	$18,757
Arising from business combinations	—	—
Measurement period acquisition adjustment	—	751
Ending goodwill	$19,508	$19,508

Amortized intangible assets
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(1,943)	(1,396)
	4,736	5,283

Other intangibles	2,972	2,309
Arising from business combinations	—	663
Less: Accumulated amortization	(990)	(693)
	1,982	2,279
Other intangible assets, net	$6,718	$7,562

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
As of June 30, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $790 thousand of remaining debt issuance costs for a total balance of $75.7 million.

Notes Payable and Other Borrowings
At December 31, 2020, City Bank had three advances from the Federal Home Loan Bank of Dallas (“FHLB”) totaling $75.0 million. Advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In March 2021, City Bank repaid two of the advances for a total of $50 million and then repaid the remaining advance of $25 million in April 2021. As of June 30, 2021, City Bank had no outstanding advances from the FHLB.

6.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The initial maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 2,300,000. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

The fair value of each option award under the Plan is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer company averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant. Forfeitures of options are recognized as they occur.

Options
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2021
Outstanding at beginning of year:	1,554,894	$14.77		$12,997
Granted	214,452	19.46		787
Exercised	(3,666)	17.94		(19)
Forfeited	—	—		—
Expired	—	—		—

Balance, June 30, 2021	1,765,680	$15.33	5.98	$13,765

Exercisable at end of period	1,114,890	$13.15	5.17	$11,121

Vested at end of period	1,114,890	$13.15	5.17	$11,121

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2021	2020
Expected volatility	41.20% to 41.32%	27.46%
Expected dividend yield	1.00%	0.70%
Expected term (years)	6.1 to 6.2 years	6.0 to 6.2 years
Risk-free interest rate	0.52% to 0.83%	1.44%
Weighted average grant date fair value	$7.07	$5.68

The total intrinsic value of options exercised during the six months ended June 30, 2021 and June 30, 2020 was $17 thousand and $185 thousand, respectively.

Restricted Stock Units
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2021
Outstanding at beginning of year:	62,476	$19.47
Granted	6,370	19.62
Vested	(24,805)	19.70
Forfeited	(1,274)	19.62

Balance, June 30, 2021	42,767	$19.36

Restricted stock units granted under the Plan typically vest over four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2021 was $3.5 million and will be recognized over a weighted average remaining period of 1.65 years. The total fair value of restricted stock units vested during each of the six months ended June 30, 2021 and June 30, 2020 was $489 thousand.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	June 30, 2021	December 31, 2020
Commitments to grant loans and unfunded commitments under lines of credit	$585,233	$417,798
Standby letters of credit	9,432	10,481

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

FHLB Letters of Credit - The Company uses FHLB letters of credit to pledge to certain public deposits. The balance of these FHLB letters of credit was $199.0 million at both June 30, 2021 and December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2021, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2021 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$502,095	18.95%	$278,637	10.50%	N/A	N/A
City Bank	413,791	15.59%	281,942	10.50%	$268,516	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	393,164	14.84%	225,563	8.50%	N/A	N/A
City Bank	380,498	14.34%	228,239	8.50%	214,813	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	348,164	13.14%	185,758	7.00%	N/A	N/A
City Bank	380,498	14.34%	187,961	7.00%	174,536	6.50%

Tier I Capital to Average Assets:
Consolidated	393,164	10.54%	150,322	4.00%	N/A	N/A
City Bank	380,498	10.20%	150,240	4.00%	186,489	5.00%

December 31, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
City Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
City Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
City Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%

Tier I Capital to Average Assets:
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
City Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary to the Company, as sole shareholder of the bank subsidiary, would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$10,011	$644	$10,178	$927

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$—	$—	$68,485	$1,643

Included in other assets:
Cash flow swaps related to state and municipal securities	$123,760	$4,084	$55,275	$1,618

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	161,493	2,967	210,716	5,115

Total included in other assets	$161,493	$2,967	$210,716	$5,115

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$149,144	$646	$203,669	$1,787
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$149,144	$646	$203,669	$1,787

The Company had received cash collateral of $3.9 million to offset asset derivative positions on its securities cash flow hedges at June 30, 2021. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability positions on its interest rate swaps at June 30, 2021. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at June 30, 2021. The advanced cash collateral amounts are reported in cash and due from banks in the consolidated balance sheets.

10.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$13,650	$5,615	$28,810	$12,698

Weighted average common shares outstanding - basic	18,039,553	18,061,705	18,054,288	18,052,405
Effect of dilutive securities:
Stock-based compensation awards	513,497	162,925	484,881	290,871
Weighted average common shares outstanding - diluted	18,553,050	18,224,630	18,539,169	18,343,276

Basic earnings per share	$0.76	$0.31	$1.60	$0.70
Diluted earnings per share	$0.74	$0.31	$1.55	$0.69

11.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended June 30, 2021	Banking	Insurance	Consolidated
Net interest income	$29,593	$—	$29,593
Provision for loan loss	2,007	—	2,007
Noninterest income	21,076	1,174	22,250
Noninterest expense	(35,665)	(1,113)	(36,778)

Income before income taxes	17,011	61	17,072

Income tax (expense) benefit	(3,409)	(13)	(3,422)

Net income	$13,602	$48	$13,650

Three Months Ended June 30, 2020	Banking	Insurance	Consolidated
Net interest income	$30,448	$—	$30,448
Provision for loan loss	(13,133)	—	(13,133)
Noninterest income	23,896	1,000	24,896
Noninterest expense	(34,061)	(1,146)	(35,207)

Income before income taxes	7,150	(146)	7,004

Income tax (expense) benefit	(1,358)	(31)	(1,389)

Net income	$5,792	$(177)	$5,615

Financial results by reportable segment are detailed below:

Six Months Ended June 30, 2021	Banking	Insurance	Consolidated
Net interest income	$59,137	$—	$59,137
Provision for loan loss	1,918	—	1,918
Noninterest income	46,493	2,257	48,750
Noninterest expense	(71,620)	(2,215)	(73,835)

Income before income taxes	35,928	42	35,970

Income tax (expense) benefit	(7,150)	(10)	(7,160)

Net income	$28,778	$32	$28,810

Six Months Ended June 30, 2020	Banking	Insurance	Consolidated
Net interest income	$60,647	$—	$60,647
Provision for loan loss	(19,367)	—	(19,367)
Noninterest income	41,657	2,114	43,771
Noninterest expense	(66,892)	(2,326)	(69,218)

Income before income taxes	16,045	(212)	15,833

Income tax (expense) benefit	(3,117)	(18)	(3,135)

Net income	$12,928	$(230)	$12,698

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	278,815	—	278,815
Mortgage-backed securities	—	347,575	—	347,575
Collateralized mortgage obligations	—	107,920	—	107,920
Asset-backed and other amortizing securities	—	30,891	—	30,891
Other securities	—	12,412	—	12,412
Loans held for sale (mandatory)	—	51,486	—	51,486
Mortgage servicing rights	—	—	15,977	15,977
Asset derivatives	—	7,051	—	7,051
Liability derivatives	—	(1,290)	—	(1,290)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	9,775	9,775
Other real estate owned	—	—	1,146	1,146

December 31, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,753	$—	$4,753
State and municipal	—	272,607	—	272,607
Mortgage-backed securities	—	373,362	—	373,362
Collateralized mortgage obligations	—	106,715	—	106,715
Asset-backed and other amortizing securities	—	33,572	—	33,572
Other securities	—	12,078	—	12,078
Loans held for sale (mandatory)	—	80,174	—	80,174
Mortgage servicing rights	—	—	9,049	9,049
Asset derivatives	—	6,734	—	6,734
Liability derivatives	—	(4,357)	—	(4,357)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,926	11,926
Other real estate owned	—	—	1,353	1,353

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

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value.  The fair value of the mortgage servicing rights asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs

Derivatives – Fair value of derivatives is based on valuation models using observable market data as of the measurement date.

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

The following table presents quantitative information about non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2021		12	12
Impaired loans	$9,775	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,146	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	15,977	Discounted cash flows	Conditional prepayment rate	5.69%
			Discount rate	9.15%

December 31, 2020
Impaired loans	$11,926	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,353	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Mortgage servicing rights	9,049	Discounted cash flows	Conditional prepayment rate	4.48%
			Discount rate	9.72%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2021
Financial assets:
Cash and cash equivalents	$383,949	$383,949	$—	$—	$383,949
Loans, net	2,260,499	—	—	2,305,203	2,305,203
Accrued interest receivable	11,981	—	11,981	—	11,981
Bank-owned life insurance	71,631	—	71,361	—	71,361

Financial liabilities:
Deposits	$3,158,495	$2,931,301	$229,785	$—	$3,161,086
Accrued interest payable	1,951	—	1,951	—	1,951
Notes payable & other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,682	—	77,846	—	77,846

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2020
Financial assets:
Cash and cash equivalents	$300,307	$300,307	$—	$—	$300,307
Loans, net	2,176,030	—	—	2,179,573	2,179,573
Accrued interest receivable	15,233	—	15,233	—	15,233
Bank-owned life insurance	70,731	—	70,731	—	70,731

Financial liabilities:
Deposits	$2,974,351	$2,649,830	$329,609	$—	$2,979,439
Accrued interest payable	2,113	—	2,113	—	2,113
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,589	—	76,889	—	76,889

13.  BUSINESS COMBINATIONS

In June 2020, Windmark acquired the operating assets of a crop insurance agency in Nebraska for $687 thousand. Fair value of the assets acquired in this transaction as of the closing date are as follows:

Cash paid	$687

Assets acquired:
Premises and equipment, net	$24
Customer list	512
Other intangible assets	151
Total assets acquired	$687

The Company evaluated the fair values of other assets and other liabilities, with additional adjustments to be recorded during the measurement period, but no later than one year from the closing date of the transaction. The Company did not record any measurement period adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
the impact, duration and severity of the ongoing novel coronavirus (“COVID-19”) pandemic, the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned subsidiary, City Bank, is one of the largest independent banks in West Texas. We have additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station, Texas markets, and the Ruidoso, New Mexico market. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

Recent Developments

COVID-19 Update

The spread of COVID-19 continues to cause significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients, their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic. We are closely monitoring the current environment, given the rise in cases due to the Delta variant, and are preparing to quickly make any necessary adjustments to protect our employees and customers.

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

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of June 30, 2021, total active loan modifications attributed to COVID-19 were approximately $37 million, or 1.6%, of the Company’s loan portfolio. All active modifications are loans modified for either interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio. The Bank expects that these remaining loans on deferral will return to full payment status at the end of their respective deferral period.

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

The Bank assisted approximately 2,100 customers for a total of $218 million in the first round of PPP. The SBA began the PPP loan forgiveness process in October 2020 and has forgiven approximately $188 million of PPP loans from the first round of the PPP, leaving $30 million outstanding as of June 30, 2021. The Bank began accepting new applications for PPP loans in January 2021 to assist customers with the new round of the PPP until funding for the PPP expired on May 31, 2021. For the six months ended June 30, 2021, the Bank had funded approximately 1,100 PPP loans for a total of $91 million. The SBA has forgiven approximately $6 million of PPP loans from this last round.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part I, Item 1A, “Risk Factors” in this Form 10-Q.

Results of Operations

We had net income of $13.7 million, or $0.74 per diluted common share for the three months ended June 30, 2021, compared to net income of $5.6 million, or $0.31 per diluted common share for the three months ended June 30, 2020. Return on average equity was 14.27% and return on average assets was 1.46% for the three months ended June 30, 2021, compared to 6.81% and 0.64%, respectively, for the three months ended June 30, 2020.

We had net income of $28.8 million, or $1.55 per diluted common share for the six months ended June 30, 2021, compared to net income of $12.7 million, or $0.69 per diluted common share for the six months ended June 30, 2020. Return on average equity was 15.35% and return on average assets was 1.56% for the six months ended June 30, 2021, compared to 7.88% and 0.76%, respectively, for the six months ended June 30, 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,211,825	$27,084	4.91%	$2,204,441	$28,825	5.26%
Loans - PPP	156,977	2,277	5.82	171,304	1,076	2.53
Investment securities – taxable	543,527	2,377	1.75	547,971	3,080	2.26
Investment securities – non-taxable	220,006	1,465	2.67	160,142	1,192	2.99
Other interest-earning assets(2)	370,634	122	0.13	174,753	124	0.29
Total interest-earning assets	3,502,969	33,325	3.82	3,258,611	34,297	4.23
Noninterest-earning assets	255,093			247,571
Total assets	$3,758,062			$3,506,182

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,873,699	$1,150	0.25%	$1,650,159	$1,330	0.32%
Time deposits	326,043	1,036	1.27	326,561	1,430	1.76
Short-term borrowings	6,429	1	0.06	16,449	6	0.15
Notes payable & other longer-term borrowings	4,121	3	0.29	161,099	96	0.24
Subordinated debt securities	75,682	1,012	5.36	26,472	403	6.12
Junior subordinated deferrable interest debentures	46,393	221	1.91	46,393	294	2.55
Total interest-bearing liabilities	$2,332,367	$3,423	0.59%	$2,227,133	$3,559	0.64%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,002,737			$901,761
Other liabilities	39,215			45,576
Total noninterest-bearing liabilities	1,041,952			947,337
Shareholders’ equity	383,743			331,712
Total liabilities and shareholders’ equity	$3,758,062			$3,506,182

Net interest income		$29,902			$30,738
Net interest spread			3.23%			3.59%
Net interest margin(3)			3.42%			3.79%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,187,470	$53,367	4.92%	$2,185,728	$59,879	5.51%
Loans - PPP	168,238	5,275	6.32	85,652	1,076	2.53
Investment securities – taxable	544,761	4,809	1.78	554,324	6,672	2.42
Investment securities – non-taxable	218,351	2,946	2.72	119,538	1,694	2.85
Other interest-earning assets(2)	350,434	222	0.13	162,944	858	1.06
Total interest-earning assets	3,469,253	66,619	3.87	3,108,186	70,179	4.54
Noninterest-earning assets	262,351			249,114
Total assets	$3,731,604			$3,357,300

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,840,831	$2,254	0.25%	$1,598,048	$3,986	0.50%
Time deposits	325,213	2,089	1.30	340,016	3,057	1.81
Short-term borrowings	15,726	5	0.06	23,597	99	0.84
Notes payable & other longer-term borrowings	39,283	38	0.20	128,654	453	0.71
Subordinated debt securities	75,659	2,031	5.41	26,472	807	6.13
Junior subordinated deferrable interest debentures	46,393	444	1.93	46,393	695	3.01
Total interest-bearing liabilities	$2,343,105	$6,861	0.59%	$2,163,180	$9,097	0.85%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$969,040			$833,699
Other liabilities	41,408			36,364
Total noninterest-bearing liabilities	1,010,448			870,063
Shareholders’ equity	378,051			324,057
Total liabilities and shareholders’ equity	$3,731,604			$3,357,300

Net interest income		$59,758			$61,082
Net interest spread			3.28%			3.69%
Net interest margin(3)			3.47%			3.95%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2021 over 2020
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$97	$(1,838)	$(1,741)
Loans - PPP	(90)	1,291	1,201
Investment securities – taxable	(25)	(678)	(703)
Investment securities – non-taxable	446	(173)	273
Other interest-earning assets	139	(141)	(2)
Total increase (decrease) in interest income	567	(1,539)	(972)

Interest-bearing liabilities:
NOW, Savings, MMDAs	180	(360)	(180)
Time deposits	(2)	(392)	(394)
Short-term borrowings	(4)	(1)	(5)
Notes payable & other borrowings	(94)	1	(93)
Subordinated debt securities	749	(140)	609
Junior subordinated deferrable interest debentures	—	(73)	(73)
Total increase (decrease) interest expense:	829	(965)	(136)

Increase (decrease) in net interest income	$(262)	$(574)	$(836)

	Six Months Ended June 30,
	2021 over 2020
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$48	$(6,560)	$(6,512)
Loans - PPP	1,037	3,162	4,199
Investment securities – taxable	(115)	(1,748)	(1,863)
Investment securities – non-taxable	1,400	(148)	1,252
Other interest-earning assets	987	(1,623)	(636)
Total increase (decrease) in interest income	3,357	(6,917)	(3,560)

Interest-bearing liabilities:
NOW, Savings, MMDAs	606	(2,338)	(1,732)
Time deposits	(133)	(835)	(968)
Short-term borrowings	(33)	(61)	(94)
Notes payable & other borrowings	(315)	(100)	(415)
Subordinated debt securities	1,499	(275)	1,224
Junior subordinated deferrable interest debentures	—	(251)	(251)
Total increase (decrease) interest expense:	1,624	(3,860)	(2,236)

Increase (decrease) in net interest income	$1,733	$(3,057)	$(1,324)

Net interest income for the three months ended June 30, 2021 was $29.6 million, compared to $30.4 million for the three months ended June 30, 2020, a decrease of $855 thousand, or 2.8%. The decrease in net interest income was comprised of a $1.0 million, or 2.9% decrease in interest income and a $136 thousand, or 3.8% decrease in interest expense. The decrease in interest income was primarily attributable to a 35 basis point decrease in non-PPP loan rates for the three-month period ended June 30, 2021, compared to the three-month period ended June 30, 2020, caused by the decline in the interest rate environment experienced in the first quarter of 2020 and its continued effects. The decline in loan interest rates was partially offset by interest income on PPP loans and the related SBA fees. These fees are deferred and then accreted into interest income over the life of the applicable loans. During the three months ended June 30, 2021 the Company had $393 thousand in interest income on PPP loans and recognized $1.9 million in PPP-related SBA fees as PPP loans were forgiven by the SBA or repaid. At June 30, 2021, there was $4.6 million of deferred fees that have not been accreted to income. The Company expects that the remaining first and second rounds of PPP loans will continue to be forgiven by the SBA or repaid over the next several quarters.

Interest expense on deposits for the three months ended June 30, 2021 decreased $574 thousand as compared to the three months ended June 30, 2020, primarily due to a decrease in the interest rate paid on interest-bearing deposits of 16 basis points, partially offset by an increase of $223 million, or 11.3% in average interest-bearing deposits over the same period in 2020. The increase in average interest-bearing liabilities from June 30, 2020 to June 30, 2021 was largely due to growth in deposits from PPP loan funding, other government stimulus payments and programs during the period, as well as organic growth. Interest expense on subordinated debt increased $609 thousand for the three months ended June 30, 2021 as compared to the same period in 2020 due to $50.0 million of subordinated notes that were issued in September 2020. Additionally, average noninterest-bearing demand deposits increased to $1.0 billion at June 30, 2021 from $901.8 million at June 30, 2020.

For the three months ended June 30, 2021, net interest margin and net interest spread were 3.42% and 3.23%, respectively, compared to 3.79% and 3.59% for the same three-month period in 2020, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the six months ended June 30, 2021 was $59.1 million, compared to $60.6 million for the six months ended June 30, 2020, a decrease of $1.5 million, or 2.5%. The decrease in net interest income was comprised of a $3.7 million, or 5.4%, decrease in interest income and a $2.2 million, or 24.6% decrease in interest expense. The decrease in interest income was primarily attributable to a decrease of 59 basis points in the yield on non-PPP loans, partially offset by an increase of $82.6 million in average PPP loans outstanding and the related SBA fees recognized as PPP loans were forgiven by the SBA or repaid during the six-month period ended June 30, 2021, compared to the six-month period ended June 30, 2020.

The $2.2 million decrease in interest expense for the six months ended June 30, 2021 was primarily related to a decrease of 26 basis points in the rate paid on interest-bearing liabilities, partially offset by an increase of $180.0 million, or 8.3%, in average interest-bearing liabilities over the same six-month period in 2020. The increase in average interest-bearing liabilities was mainly due to increased deposits from PPP loan funding, other government stimulus payments and programs during the period as well as organic growth and the $50.0 million of subordinated notes issued in September 2020. Additionally, average noninterest-bearing demand deposits increased to $969.0 million at June 30, 2021 from $833.7 million at June 30, 2020.

For the six months ended June 30, 2021, net interest margin and net interest spread were 3.47% and 3.28%, respectively, compared to 3.95% and 3.69% for the same six-month period in 2020, which reflects the changes in interest income and interest expense discussed above.

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

The Company recorded a negative provision for loan losses for the three months ended June 30, 2021 of $2.0 million compared to a positive provision of $13.1 million for the three months ended June 30, 2020. The Company recorded a negative  provision for loan losses for the six months ended June 30, 2021 of $1.9 million, compared to a positive provision of $19.4 million for the six months ended June 30, 2020. The decrease in the provision for loan losses in the three-month and six-month periods ended June 30, 2021 compared to the same three-month and six-month periods in 2020 is primarily a result of a negative provision being recorded in June 2021 based on general improvement in the economy, a decline in the amount of loans that are actively under a modification, and a decrease in nonperforming loans. The allowance for loan losses as a percentage of loans held for investment was 1.87% at June 30, 2021 and 2.05% at December 31, 2020. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,599	$1,439	$160	$3,172	$3,422	$(250)
Income from insurance activities	1,240	1,022	218	2,352	2,181	171
Bank card services and interchange fees	3,073	2,344	729	5,715	4,582	1,133
Mortgage banking activities	13,711	17,955	(4,244)	32,527	26,708	5,819
Investment commissions	530	365	165	960	820	140
Fiduciary income	842	776	66	1,678	1,605	73
Gain on sale of securities	—	—	—	—	2,318	(2,318)
Other income and fees(1)	1,255	995	260	2,346	2,135	211
Total noninterest income	$22,250	$24,896	$(2,646)	$48,750	$43,771	$4,979

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended June 30, 2021 was $22.3 million, compared to $24.9 million for the three months ended June 30, 2020, an decrease of $2.6 million, or 10.6%. Income from mortgage banking activities decreased $4.2 million, or 23.6%, to $13.7 million for the three months ended June 30, 2021 from $18.0 million for the three months ended June 30, 2020. The decrease was due primarily to a result of $61 million less in interest rate lock commitments and a decline in gain on sale margins. Additionally, bank card services and interchange fee income increased $729 thousand and income from insurance activities increased $218 thousand for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in bank card services and interchange fee income was primarily tied to the growth in deposits and increased consumer spending. The increase in income from insurance activities is primarily related to Windmark Insurance Agency, Inc.’s 2020 acquisition.

Noninterest income for the six months ended June 30, 2021 was $48.8 million, compared to $43.8 million for the six months ended June 30, 2020, an increase of $5.0 million, or 11.4%. Income from mortgage banking activities increased $5.8 million, or 21.8%, to $32.5 million for the six months ended June 30, 2021 from $26.7 million for the six months ended June 30, 2020. This increase was primarily a result of an increase of $231 million in mortgage loan originations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We experienced record volume in mortgage originations during 2020, primarily in the last three quarters of the year, as the industry benefitted from historic low levels of interest rates. The increased mortgage activity has continued during the first two quarters of 2021. Refinance activity has also played a key role in this increase, which is expected to taper off in the latter part of 2021 and then return to more historic levels. Further, bank card services and interchange fee income increased $1.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in bank card services and interchange fee income was primarily tied to the growth in deposits and increased consumer spending. These increases were partially offset by a decrease of $2.3 million in gain on sale of securities, which occurred in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,377	$21,621	$1,756	$47,695	$42,431	$5,264
Occupancy expense, net	3,499	3,586	(87)	7,064	7,186	(122)
Professional services	1,522	1,961	(439)	3,095	3,533	(438)
Marketing and development	812	806	6	1,380	1,574	(194)
IT and data services	907	1,079	(172)	1,961	1,926	35
Bankcard expenses	1,252	1,017	235	2,301	2,069	232
Appraisal expenses	879	638	241	1,560	1,093	467
Other expenses(1)	4,530	4,499	31	8,779	9,406	(627)
Total noninterest expense	$36,778	$35,207	$1,571	$73,835	$69,218	$4,617

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2021 was $36.8 million compared to $35.2 million for the three months ended June 30, 2020, an increase of $1.6 million, or 4.5%. Salaries and employee benefits increased $1.8 million, or 8.1%, from $21.6 million for the three months ended June 30, 2020 to $23.4 million for the three months ended June 30, 2021. This increase in salaries and employee benefits expense was primarily driven by a $1.8 million increase in personnel expense. This increase was predominantly related to $1.4 million in higher commissions paid on mortgage loan originations and a rise in salary and other personnel expenses to support mortgage activities. The remaining other noninterest expenses decreased $185 thousand, or 1.3%.

Noninterest expense for the six months ended June 30, 2021 was $73.8 million, compared to $69.2 million for the six months ended June 30, 2020, an increase of $4.6 million, or 6.7%. Salaries and employee benefits increased $5.3 million, or 12.4%, from $42.4 million for the six months ended June 30, 2020 to $47.7 million for the six months ended June 30, 2021. This increase in salaries and employee benefits expense was predominately driven by increased commissions paid on the higher volume of mortgage loan originations other personnel expenses to support mortgage activities. Other noninterest expenses decreased $647 thousand for the six months ended June 30, 2021 compared to the same six-month period in 2020. This decrease was primarily related to additional expenses incurred in the second quarter of 2020 related to the Company’s acquisition of West Texas State Bank.

Financial Condition

Our total assets increased $113.8 million, or 3.2%, to $3.71 billion at June 30, 2021, compared to $3.60 billion at December 31, 2020. Our gross loans held for investment increased $81.9 million, or 3.7%, to $2.30 billion at June 30, 2021, compared to $2.22 billion at December 31, 2020. Our securities portfolio decreased $25.5 million, or 3.2%, to $777.6 million at June 30, 2021, compared to $803.1 million at December 31, 2020. Total deposits increased $184.1 million, or 6.2% to $3.16 billion at June 30, 2021, compared to $2.97 billion at December 31, 2020.

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

The following table presents the balance and associated percentage of each major category in our loans held for investment portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$682,017	29.6%	$663,344	29.9%
Commercial – specialized	323,576	14.0	311,686	14.0
Commercial – general	492,314	21.4	518,309	23.3
Consumer:
1-4 family residential	375,302	16.3	360,315	16.2
Auto loans	230,570	10.0	205,840	9.3
Other consumer	68,098	3.0	67,595	3.0
Construction	131,585	5.7	94,494	4.3
Gross loans	2,303,462	100.0%	2,221,583	100.0%
Allowance for loan losses	(42,963)		(45,553)
Net loans	$2,260,499		$2,176,030

Loans held for investment increased $81.9 million, or 3.7%, to $2.30 billion at June 30, 2021, compared to $2.22 billion at December 31, 2020. We had net organic growth in non-PPP loans of $137.7 during the six months ended June 30, 2021. This increase occurred in a majority of loan segments, with the largest volume growth in residential construction, consumer auto, and multifamily property loans. These increases were partially offset by a decrease in PPP loans of $55.8 million as the Company funded $91.4 million in new PPP loans and received forgiveness payments from the SBA or repayments totaling $147.2 million on PPP loans, during the first six months of 2021.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 68.4% of our loans held for investment were secured by real property as of June 30, 2021, compared to 66.5% as of December 31, 2020. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans increased $18.7 million, or 2.8%, to $682.0 million as of June 30, 2021 from $663.3 million as of December 31, 2020. Our multifamily property loans increased $23.2 million, partially offset by decreases in our office and other commercial tenant loans.

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

Commercial specialized loans increased $11.9 million, or 3.8%, to $323.6 million as of June 30, 2021 from $311.7 million as of December 31, 2020. This increase was primarily due to organic growth in our direct energy sector of $14.1 million.

Commercial general loans decreased $26.0 million, or 5.0%, to $492.3 million as of June 30, 2021 from $518.3 million as of December 31, 2020. The decrease in commercial general loans was primarily due to a decrease in PPP loans of $55.8 million, partially offset with organic loan growth in the rest of the segment.

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

Consumer and other loans increased $40.2 million, or 6.3%, to $674.0 million as of June 30, 2021, from $633.8 million as of December 31, 2020. The increase in these loans was primarily a result of a $15.0 million increase in residential mortgage loans and a $24.7 million increase in consumer auto loans as a result of increased auto and home buyer demand related to the current low interest rate environment. As of June 30, 2021, our consumer loan portfolio was comprised of $375.3 million in 1-4 family residential loans, $230.6 million in auto loans, and $68.1 million in other consumer loans.

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

Construction loans increased $37.1 million, or 39.3%, to $131.6 million as of June 30, 2021 from $94.5 million as of December 31, 2020. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets as the decline in mortgage interest rates has increased the number of buyers for homes.

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

The allowance for loan losses was $43.0 million at June 30, 2021, compared to $45.6 million at December 31, 2020, a decrease of $2.6 million, or 5.7%. The decrease is primarily a result of a negative provision being recorded in June 2021 based on general improvement in the economy, a decline in the amount of loans that are actively under a modification, and a decrease in nonperforming loans.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2021
Commercial real estate	$19,020	$—	$—	$(1,732)	$17,288
Commercial – specialized	5,458	(5)	23	(653)	4,823
Commercial – general	8,979	(34)	86	(83)	8,948
Consumer:
1-4 family residential	4,890	—	2	172	5,064
Auto loans	3,891	(139)	50	13	3,815
Other consumer	1,480	(119)	85	(12)	1,434
Construction	1,301	—	2	288	1,591
Total	$45,019	$(297)	$248	$(2,007)	$42,963

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended June 30, 2020
Commercial real estate	$7,192	$—	$108	$7,856	$15,156
Commercial – specialized	4,555	(836)	23	2,872	6,614
Commercial – general	7,980	(532)	72	1,773	9,293
Consumer:
1-4 family residential	2,744	—	1	181	2,926
Auto loans	4,312	(262)	57	(168)	3,939
Other consumer	1,639	(383)	179	205	1,640
Construction	652	—	1	414	1,067
Total	$29,074	$(2,013)	$441	$13,133	$40,635

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2021
Commercial real estate	$18,962	$—	$—	$(1,674)	$17,288
Commercial – specialized	5,760	(5)	100	(1,032)	4,823
Commercial – general	9,227	(377)	130	(32)	8,948
Consumer:
1-4 family residential	4,646	(52)	3	467	5,064
Auto loans	4,226	(327)	83	(167)	3,815
Other consumer	1,671	(377)	146	(6)	1,434
Construction	1,061	—	4	526	1,591
Total	$45,553	$(1,138)	$466	$(1,918)	$42,963

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2020
Commercial real estate	$5,049	$—	$215	$9,892	$15,156
Commercial – specialized	2,287	(850)	87	5,090	6,614
Commercial – general	9,609	(1,380)	89	975	9,293
Consumer:
1-4 family residential	2,093	—	1	832	2,926
Auto loans	3,385	(704)	109	1,149	3,939
Other consumer	1,341	(749)	252	796	1,640
Construction	433	—	1	633	1,067
Total	$24,197	$(3,683)	$754	$19,367	$40,635

Net charge-offs totaled $49 thousand and were 0.01% (annualized) of average loans outstanding for the three months ended June 30, 2021, compared to $1.6 million and 0.27% (annualized) for the three months ended June 30, 2020. Net charge-offs totaled $672 thousand and were 0.06% (annualized) of average loans outstanding for the six months ended June 30, 2021, compared to $2.9 million and 0.26% (annualized) for the six months ended June 30, 2020. The decrease in net charge-offs for the year-to-date comparison was primarily the result of a $518 thousand charge-off on a retail commercial relationship in the first quarter of 2020, a $822 thousand charge-off of an acquired direct energy relationship in the second quarter of 2020, as well as other smaller commercial-general charge-offs during 2020. The allowance for loan losses as a percentage of loans held for investment was 1.87% at June 30, 2021 and 2.05% at December 31, 2020.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$17,288	40.2%	$18,962	41.6%
Commercial – specialized	4,823	11.2	5,760	12.6
Commercial – general	8,948	20.8	9,227	20.3
Consumer:
1-4 family residential	5,064	11.8	4,646	10.2
Auto loans	3,815	8.9	4,226	9.3
Other consumer	1,434	3.4	1,671	3.7
Construction	1,591	3.7	1,061	2.3
Total allowance for loan losses	$42,963	100.0%	$45,553	100.0%

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

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$2,559	$6,311
Commercial – specialized	169	272
Commercial – general	6,008	5,489
Consumer:
1-4 family residential	2,154	1,595
Auto loans	40	—
Other consumer	48	51
Construction	166	—
Total nonaccrual loans	11,144	13,718
Past due loans 90 days or more and still accruing	1,394	1,246
Total nonperforming loans	12,538	14,964
Other real estate owned	1,146	1,353
Total nonperforming assets	$13,684	$16,317

Restructured loans - nonaccrual(1)	$383	$88
Restructured loans - accruing	$1,629	$1,687

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first six months of 2021 or 2020. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at June 30, 2021 were:
•
Restaurant and retail owner-occupied loans totaled $102.6 million, or 4.5% of total loans. The average loan size is $361 thousand. There was $1.8 million in classified loans, less than $50 thousand in loans past due 30 days or more, and $1.3 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 3.65%. As of June 30, 2021, approximately 1% of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $120.6 million, or 5.2% of total loans. The average loan size is $2.8 million. There was $48.6 million in classified loans, $3.2 million in loans past due 30 days or more, and $1.2 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 8.59%. As of June 30, 2021, approximately 29% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications were interest-only periods of 12 months or a combination of a 90-day deferral and nine months of interest only.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $78.1 million, or 3.4% of total loans, at June 30, 2021. There was $5.6 million in classified loans, $176 thousand in loans past due 30 days or more, and $53 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 3.50%. As of June 30, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

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

Our securities portfolio decreased $25.5 million, or 3.2%, to $777.6 million at June 30, 2021, compared to $803.1 million at December 31, 2020. The decrease was primarily due to a $7.9 million decline in the unrealized gain at June 30, 2021 compared to December 31, 2020, in addition to $72.0 million in maturities, prepayments, and calls, partially offset by $56.6 million in purchases.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	$—	$—	$4,750	$4,753	$3
State and municipal	267,615	278,815	11,200	261,023	272,607	11,584
Mortgage-backed securities	342,490	347,575	5,085	359,542	373,362	13,820
Collateralized mortgage obligations	106,976	107,920	944	107,175	106,715	(460)
Asset-backed and other amortizing securities	29,316	30,891	1,575	31,509	33,572	2,063
Other securities	12,000	12,412	412	12,000	12,078	78
Total available-for-sale	$758,397	$777,613	$19,216	$775,999	$803,087	$27,088

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2021, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of June 30, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Year Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	1,130	1.92	5,325	3.08	13,944	2.14	247,216	2.24
Mortgage-backed securities	—	—	1,208	1.59	10,887	1.95	330,395	1.94
Collateralized mortgage obligations	—	—	—	—	106,976	0.56	—	—
Asset-backed and other amortizing securities	—	—	—	—	720	2.90	28,596	2.82
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,130	1.92%	$6,533	2.80%	$144,527	1.16%	$606,207	2.10%

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	—	$—	—%	$—	—%
State and municipal	1,982	11.60	3,397	2.70%	14,079	2.11	241,565	2.28
Mortgage-backed securities	—	—	577	1.50%	12,723	1.94	346,242	1.95
Collateralized mortgage obligations	—	—	—	—	—	—	107,175	0.62
Asset-backed and other amortizing securities	—	—	—	—	820	2.89%	30,689	2.82
Total available-for-sale	$6,732	5.35%	$3,974	2.52%	$39,622	2.78%	$725,671	1.90%

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

Total deposits at June 30, 2021 were $3.16 billion, representing an increase of $184.1 million, or 6.2%, compared to $2.97 billion at December 31, 2020. The increase in total deposits since December 31, 2019 is primarily due to organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits. As of June 30, 2021, 31.6% of total deposits were comprised of noninterest-bearing demand accounts, 58.0% of interest-bearing non-maturity accounts and 10.4% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$998,941	31.6%	$917,322	30.9%
NOW and other transaction accounts	361,616	11.4	332,829	11.2
Money market and other savings	1,470,525	46.6	1,398,699	47.0
Time deposits	327,413	10.4	325,501	10.9
Total deposits	$3,158,495	100.0%	$2,974,351	100.0%

The following table sets forth the remaining maturity of time deposits of $100 thousand and greater as of the date indicated:

(Dollars in thousands)	June 30, 2021
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$31,933
After three months through six months	36,575
After six months through twelve months	66,658
After twelve months	113,217
Total	$248,383

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2021 and December 31, 2020, we had total remaining borrowing capacity from the FHLB of $584.2 million and $512.5 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$170,000	$—	$170,000
Weighted average interest rate at end of the period	0.00%	0.29%	0.00%	0.29%
Maximum month-end balance during the period	$—	$170,000	$75,000	$170,000
Average balance outstanding during the period	$4,121	$158,462	$39,283	$126,731
Weighted average interest rate during the period	0.29%	0.24%	0.20%	0.71%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $609.0 million and $700.8 million at June 30, 2021 and December 31, 2020, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,		As of/For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$—	$30,000	$—	$30,000
Average balance outstanding during the period	$—	$2,637	$—	$2,115
Weighted average interest rate during the period	0.00%	0.31%	0.00%	0.29%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $796.0 million and $799.3 million as of June 30, 2021 and December 31, 2020, respectively. The lines were not used during the three or six month periods ended June 30, 2021 or the three or six month periods ending June 30, 2020.

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

The balance of subordinated debt securities as of June 30, 2021 and December 31, 2020 was $75.7 million and $75.6 million, respectively.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2021 and December 31, 2020. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.82%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 1.51%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.62%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2021.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At June 30, 2021, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $584.2 million and the capacity to borrow from the FRB discount window of approximately $609.0 million. The FRB has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the FRB discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

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

Capital Requirements

Total shareholders’ equity increased to $392.8 million as of June 30, 2021, compared to $370.0 million as of December 31, 2020, an increase of $22.8 million, or 6.2%. The increase from December 31, 2020 was primarily the result of $28.8 million in net earnings for the six months ended June 30, 2021, partially offset by a change in accumulated other comprehensive income of $2.9 million, net of tax and $2.2 million of dividends paid.

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

At June 30, 2021, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At June 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$502,095	18.95%	$473,425	19.08%
Tier 1 capital (to risk-weighted assets)	393,164	14.84	366,639	14.78
CET1 capital (to risk-weighted assets)	348,164	13.14	321,639	12.96
Tier 1 capital (to average assets)	393,164	10.54	366,639	10.24

City Bank:
Total capital (to risk-weighted assets)	$413,791	15.59%	$404,138	16.29%
Tier 1 capital (to risk-weighted assets)	380,498	14.34	372,947	15.03
CET1 capital (to risk-weighted assets)	380,498	14.34	372,947	15.03
Tier 1 capital (to average assets)	380,498	10.20	372,947	10.42

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$585,233	$417,798
Standby letters of credit	9,432	10,481
Total	$594,665	$428,279

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2021	December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	7.11%	5.33%
+200	4.75%	2.90%
+100	2.10%	1.06%
-100	(1.13)%	(1.24)%

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of June 30, 2021.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) filed with the SEC on March 11, 2021. Except as described above or in our 2020 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

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
The following table summarizes the share repurchase activity for the three months ended June 30, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 2021	17,035	$21.70	$369,679	$8,565,658
May 2021	—	—	—	8,565,658
June 2021	22,299	23.43	522,574	8,043,084
Total	39,334

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 9, 2021	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 9, 2021	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer