Form 10-Q
period 2021-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2021-11-04
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 3, 2021, the registrant had 17,789,192 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$62,638	$76,146
Interest-bearing deposits in banks	264,962	224,161
Cash and cash equivalents	327,600	300,307
Securities available for sale	752,562	803,087
Loans held for sale	90,880	111,477
Loans held for investment	2,429,041	2,221,583
Allowance for loan losses	(42,768)	(45,553)
Accrued interest receivable	11,778	15,233
Premises and equipment, net	59,056	60,331
Bank-owned life insurance	71,676	70,731
Goodwill	19,508	19,508
Intangible assets, net	6,296	7,562
Mortgage servicing rights	18,122	9,049
Deferred tax asset, net	2,598	2,461
Other assets	27,826	23,384
Total assets	$3,774,175	$3,599,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,054,264	$917,322
Interest-bearing	2,157,981	2,057,029
Total deposits	3,212,245	2,974,351
Short-term borrowings	—	26,550
Accrued expenses and other liabilities	41,533	31,229
Notes payable & other borrowings	—	75,000
Subordinated debt securities	75,728	75,589
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,375,899	3,229,112

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,824,094 and 18,076,364 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	17,824	18,076
Additional paid-in capital	136,401	141,112
Retained earnings	229,737	189,521
Accumulated other comprehensive income	14,314	21,339
Total stockholders’ equity	398,276	370,048

Total liabilities and stockholders’ equity	$3,774,175	$3,599,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$30,818	$30,724	$89,458	$91,600
Securities:
Taxable	2,346	2,678	7,219	9,628
Non taxable	1,160	1,061	3,487	2,399
Federal funds sold and interest-bearing deposits in banks	114	40	272	620
Total interest income	34,438	34,503	100,436	104,247
Interest expense:
Deposits	2,030	2,517	6,373	9,560
Notes payable & other borrowings	—	68	43	620
Subordinated debt securities	1,013	403	3,044	1,210
Junior subordinated deferrable interest debentures	217	242	661	937
Total interest expense	3,260	3,230	10,121	12,327
Net interest income	31,178	31,273	90,315	91,920
Provision for loan losses	—	6,062	(1,918)	25,429
Net interest income, after provision for loan losses	31,178	25,211	92,233	66,491
Noninterest income:
Service charges on deposit accounts	1,851	1,749	5,023	5,171
Income from insurance activities	3,794	3,303	6,146	5,484
Net gain on sales of loans	12,848	20,942	41,108	47,279
Bank card services and interchange fees	3,045	2,608	8,760	7,190
Realized gain on sale of securities	—	—	—	2,318
Investment commissions	430	441	1,390	1,261
Fiduciary fees	556	781	2,234	2,386
Other	3,267	1,836	9,880	4,342
Total noninterest income	25,791	31,660	74,541	75,431
Noninterest expense:
Salaries and employee benefits	24,116	23,672	71,811	66,103
Occupancy and equipment, net	3,896	3,710	10,960	10,896
Professional services	1,388	1,177	4,483	4,710
Marketing and development	777	615	2,157	2,189
IT and data services	1,068	843	3,029	2,769
Bank card expenses	1,339	1,095	3,640	3,164
Appraisal expenses	790	744	2,350	1,837
Other	4,689	4,137	13,468	13,543
Total noninterest expense	38,063	35,993	111,898	105,211
Income before income taxes	18,906	20,878	54,876	36,711
Income tax expense	3,716	4,147	10,876	7,282
Net income	$15,190	$16,731	$44,000	$29,429

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share:
Basic	$0.85	$0.93	$2.44	$1.63
Diluted	$0.82	$0.92	$2.38	$1.61

Net income	$15,190	$16,731	$44,000	$29,429
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	(5,964)	(1,418)	(13,835)	26,584
Change in net gain (loss) on cash flow hedges	760	430	4,943	(1,728)
Reclassification adjustment for (gain) loss included in net income	—	—	—	(2,318)
Tax effect	1,093	207	1,867	(4,733)
Other comprehensive income (loss)	(4,111)	(781)	(7,025)	17,805
Comprehensive income	$11,079	$15,950	$36,975	$47,234

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30,
Balance at December 31, 2019	18,036,115	$18,036	$140,492	$146,696	$958	$306,182
Net income	—	—	—	29,429	—	29,429
Cash dividends declared - $0.09 per share	—	—	—	(1,624)	—	(1,624)
Other comprehensive (loss), net of tax	—	—	—	—	17,805	17,805
Exercise of employee stock options and vesting of restricted stock units, net of 17,178 shares for cashless exercise and net of 7,608 shares for taxes	27,759	28	(157)	—	—	(129)
Repurchases of common stock	(4,700)	(5)	(56)	—	—	(61)
Stock based compensation	—	—	966	—	—	966
Balance at September 30, 2020	18,059,174	$18,059	$141,245	$174,501	$18,763	$352,568

Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	44,000	—	44,000
Cash dividends declared - $0.21 per share	—	—	—	(3,784)	—	(3,784)
Other comprehensive income, net of tax	—	—	—	—	(7,025)	(7,025)
Exercise of employee stock options and vesting of restricted stock units, net of 2,906 shares for cashless exercise and net of 5,013 shares for taxes	20,552	21	(127)	—	—	(106)
Repurchases of common stock	(272,822)	(273)	(5,809)	—	—	(6,082)
Stock based compensation	—	—	1,225	—	—	1,225
Balance at September 30, 2021	17,824,094	$17,824	$136,401	$229,737	$14,314	$398,276

Three Months Ended September 30,
Balance at June 30, 2020	18,059,174	$18,059	$140,620	$158,311	$19,544	$336,534
Net income	—	—	—	16,731	—	16,731
Cash dividends declared - $0.03 per share	—	—	—	(541)	—	(541)
Other comprehensive income, net of tax	—	—	—	—	(781)	(781)
Repurchases of common stock	—	—	—	—	—	—
Stock based compensation	—	—	625	—	—	625
Balance at September 30, 2020	18,059,174	$18,059	$141,245	$174,501	$18,763	$352,568

Balance at June 30, 2021	18,014,398	$18,014	$140,212	$216,164	$18,425	$392,815
Net income	—	—	—	15,190	—	15,190
Cash dividends declared - $0.09 per share	—	—	—	(1,617)	—	(1,617)
Other comprehensive income, net of tax	—	—	—	—	(4,111)	(4,111)
Repurchases of common stock	(190,304)	(190)	(4,214)	—	—	(4,404)
Stock based compensation	—	—	403	—	—	403
Balance at September 30, 2021	17,824,094	$17,824	$136,401	$229,737	$14,314	$398,276

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$44,000	$29,429
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(1,918)	25,429
Depreciation and amortization	4,837	4,935
Accretion and amortization	3,399	2,064
Other gains, net	(139)	(2,529)
Net gain on sales of loans	(41,108)	(47,279)
Proceeds from sales of loans held for sale	1,243,380	998,367
Loans originated for sale	(1,189,693)	(985,149)
Earnings on bank-owned life insurance	(945)	(1,004)
Stock based compensation	1,225	966
Change in valuation of mortgage servicing rights	(1,055)	2,081
Net change in:
Accrued interest receivable and other assets	1,509	(4,134)
Accrued expenses and other liabilities	14,209	10,669
Net cash from operating activities	77,701	33,845

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(61,548)	(158,291)
Sales	—	94,514
Maturities, prepayments, and calls	94,978	69,618
Loan originations and principal collections, net	(209,047)	(150,579)
Cash paid for acquisition	—	(687)
Goodwill adjustment related to litigation settlement	—	460
Purchases of premises and equipment, net	(2,319)	(3,159)
Proceeds from sales of premises and equipment	108	192
Proceeds from sales of foreclosed assets	1,048	2,068
Net cash from investing activities	(176,780)	(145,864)

Cash flows from financing activities:
Net change in deposits	237,894	246,945
Net change in short-term borrowings	(26,550)	(29,400)
Proceeds from subordinated debt issuance, net	—	49,074
Proceeds from notes payable & other borrowings	—	75,000
Payments to tax authorities for stock-based compensation	(106)	(129)
Payments made on notes payable and other borrowings	(75,000)	(95,000)
Cash dividends on common stock	(3,784)	(1,624)
Payments to repurchase common stock	(6,082)	(61)
Net cash from financing activities	126,372	244,805

Net change in cash and cash equivalents	$27,293	$132,786
Beginning cash and cash equivalents	300,307	158,099
Ending cash and cash equivalents	$327,600	$290,885

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$10,774	$12,956
Income taxes paid	8,842	8,719
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$722	$1,468
Additions to mortgage servicing rights	8,018	6,589

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q”) include the accounts of SPFI and its wholly owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the nine-month period ended September 30, 2021 and the year ended December 31, 2020, respectively.

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

The remaining other intangible assets consist of customer relationship and employment agreement intangible assets and are amortized over their estimated useful lives of 5 years using the straight-line method.

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

ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company is in the process of determining the effect of the standard on its consolidated operating results and financial condition. These amendments are effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years.

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP. In October 2021, the Company’s board of directors approved a new stock repurchase program in which the Company may purchase up to $10.0 million of its outstanding shares of common stock. Any remaining shares under the Company's existing program, which expires on November 5, 2021, will not be rolled into the new program.

2.  SECURITIES

The amortized cost and fair value of securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	266,306	9,273	(550)	275,029
Mortgage-backed securities	326,022	6,342	(3,506)	328,858
Collateralized mortgage obligations	106,864	—	(425)	106,439
Asset-backed and other amortizing securities	28,117	1,329	—	29,446
Other securities	12,000	790	—	12,790
	$739,309	$17,734	$(4,481)	$752,562

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. government and agencies	$4,750	$3	$—	$4,753
State and municipal	261,023	11,704	(120)	272,607
Mortgage-backed securities	359,542	14,014	(194)	373,362
Collateralized mortgage obligations	107,175	—	(460)	106,715
Asset-backed and other amortizing securities	31,509	2,063	—	33,572
Other securities	12,000	91	(13)	12,078
	$775,999	$27,875	$(787)	$803,087

The amortized cost and fair value of securities at September 30, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,615	$1,640
After 1 year through 5 years	6,864	7,256
After 5 years through 10 years	23,918	25,227
After 10 years	245,909	253,697
Other	461,003	464,742
	$739,309	$752,562

At both September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $486.0 million and $292.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	52,939	550	—	—	52,939	550
Mortgage-backed securities	66,197	1,285	54,630	2,221	120,827	3,506
Collateralized mortgage obligations	106,439	425	—	—	106,439	425
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
	$225,575	$2,260	$54,630	$2,221	$280,205	$4,481

December 31, 2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	120	—	—	—	120
Mortgage-backed securities	93,482	194	—	—	93,482	194
Collateralized mortgage obligations	106,715	460	—	—	106,715	460
Asset-backed and other amortizing securities	—	—	—	—	—	—
Other securities	3,486	13	—	—	3,486	13
	$203,683	$787	$—	$—	$203,683	$787

There were 29 securities with an unrealized loss at September 30, 2021. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2021, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below:

	September 30, 2021	December 31, 2020
Commercial real estate	$746,775	$663,344
Commercial - specialized	390,394	311,686
Commercial - general	452,776	518,309
Consumer:
1-4 family residential	387,167	360,315
Auto loans	239,397	205,840
Other consumer	69,079	67,595
Construction	143,453	94,494
	2,429,041	2,221,583
Allowance for loan losses	(42,768)	(45,553)
Loans, net	$2,386,273	$2,176,030

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

The allowance for loan losses was $42.8 million at September 30, 2021, compared to $45.6 million at December 31, 2020. The ratio of allowance for loan losses to loans held for investment was 1.76% at September 30, 2021 and 2.05% at December 31, 2020. The decrease in the allowance for loan losses at September 30, 2021 compared to December 31, 2020 was the result of the Company recording a negative provision for loan losses in the second quarter of 2021 of $2.0 million. The negative provision was primarily due to the general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans. The Company did not record a provision for loan losses in the third quarter of 2021.

The following table details the activity in the allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2021
Commercial real estate	$17,288	$960	$—	$—	$18,248
Commercial - specialized	4,823	(596)	(16)	20	4,231
Commercial - general	8,948	(838)	(2)	63	8,171
Consumer:
1-4 family residential	5,064	135	—	2	5,201
Auto loans	3,815	79	(111)	20	3,803
Other consumer	1,434	139	(213)	42	1,402
Construction	1,591	121	—	—	1,712
Total	$42,963	$—	$(342)	$147	$42,768

For the three months ended September 30, 2020
Commercial real estate	$15,156	$3,085	$—	$23	$18,264
Commercial - specialized	6,614	(220)	(109)	19	6,304
Commercial - general	9,293	977	(372)	91	9,989
Consumer:
1-4 family residential	2,926	1,688	(56)	126	4,684
Auto loans	3,939	474	(212)	32	4,233
Other consumer	1,640	250	(262)	99	1,727
Construction	1,067	(192)	—	—	875
Total	$40,635	$6,062	$(1,011)	$390	$46,076

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the nine months ended September 30, 2021
Commercial real estate	$18,962	$(714)	$—	$—	$18,248
Commercial - specialized	5,760	(1,627)	(21)	119	4,231
Commercial - general	9,227	(870)	(379)	193	8,171
Consumer:
1-4 family residential	4,646	602	(52)	5	5,201
Auto loans	4,226	(88)	(438)	103	3,803
Other consumer	1,671	132	(590)	189	1,402
Construction	1,061	647	—	4	1,712

Total	$45,553	$(1,918)	$(1,480)	$613	$42,768

For the nine months ended September 30, 2020
Commercial real estate	$5,049	$12,977	$—	$238	$18,264
Commercial - specialized	2,287	4,870	(959)	106	6,304
Commercial - general	9,609	1,952	(1,752)	180	9,989
Consumer:
1-4 family residential	2,093	2,520	(56)	127	4,684
Auto loans	3,385	1,624	(916)	140	4,233
Other consumer	1,341	1,045	(1,011)	352	1,727
Construction	433	441	—	1	875

Total	$24,197	$25,429	$(4,694)	$1,144	$46,076

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
September 30, 2021
Commercial real estate	$1,741	$745,033	$—	$18,248
Commercial - specialized	—	390,395	—	4,231
Commercial - general	5,115	447,661	763	7,408
Consumer:
1-4 family residential	1,235	385,932	43	5,158
Auto loans	—	239,397	—	3,803
Other consumer	—	69,079	—	1,402
Construction	—	143,453	—	1,712

Total	$8,091	$2,420,950	$806	$41,962

December 31, 2020
Commercial real estate	$6,273	$657,071	$580	$18,382
Commercial - specialized	—	311,686	—	5,760
Commercial - general	4,626	513,683	515	8,712
Consumer:
1-4 family residential	2,122	358,193	—	4,646
Auto loans	—	205,840	—	4,226
Other consumer	—	67,595	—	1,671
Construction	—	94,494	—	1,061

Total	$13,021	$2,208,562	$1,095	$44,458

Impaired loan information follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2021
Commercial real estate	$1,741	$1,741	$—	$1,741	$—	$4,007
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,115	398	4,717	5,115	763	4,871
Consumer:
1-4 family residential	1,235	936	299	1,235	43	1,679
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$8,091	$3,075	$5,016	$8,091	$806	$10,557

December 31, 2020
Commercial real estate	$6,273	$3,673	$2,600	$6,273	$580	$3,666
Commercial - specialized	—	—	—	—	—	673
Commercial - general	4,626	3,364	1,262	4,626	515	3,400
Consumer:
1-4 family residential	2,541	2,122	—	2,122	—	2,155
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$13,440	$9,159	$3,862	$13,021	$1,095	$9,894

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the nine-month period ended September 30, 2021 and the year ended December 31, 2020 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2021
Commercial real estate	$598	$34	$1,767
Commercial - specialized	43	62	293
Commercial - general	698	149	5,564
Consumer:
1-4 family residential	1,998	410	2,313
Auto loans	330	23	—
Other consumer	729	69	46
Construction	457	—	166

Total	$4,853	$747	$10,149

December 31, 2020
Commercial real estate	$914	$34	$6,311
Commercial - specialized	241	—	272
Commercial - general	1,891	149	5,489
Consumer:
1-4 family residential	2,089	906	1,595
Auto loans	738	38	—
Other consumer	481	119	51
Construction	206	—	—

Total	$6,560	$1,246	$13,718

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

The following table summarizes the internal classifications of loans:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate	$684,939	$—	$61,836	$—	$746,775
Commercial - specialized	384,220	—	6,174	—	390,394
Commercial - general	443,221	1,684	7,871	—	452,776
Consumer:
1-4 family residential	379,706	—	7,461	—	387,167
Auto loans	238,310	—	1,087	—	239,397
Other consumer	68,756	—	323	—	69,079
Construction	143,287	—	166	—	143,453

Total	$2,342,439	$1,684	$84,918	$—	$2,429,041

December 31, 2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial - specialized	303,831	—	7,855	—	311,686
Commercial - general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494

Total	$2,135,565	$—	$86,018	$—	$2,221,583

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in a classification as a TDR if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020. Under section 540 of the Consolidated Appropriations Act, 2021 (the “Act”), section 4013 of the CARES Act was amended and the period for loan modifications was extended to the earlier of (1) January 1, 2022, or (2) 60 days after the date of termination of the national emergency. The Company elected to adopt the provisions of the CARES Act, as amended by the Act.

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of September 30, 2021, the Company had 23 loans totaling approximately $414 thousand under an active modification that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act, as amended by the Act. As of September 30, 2021, the Company had three loans totaling approximately $16.0 million subject to these deferral and modification agreements, representing 0.7% of outstanding loans held for investment.

There were no loans modified as a TDR during the nine-month period ended September 30, 2021 and the year ended December 31, 2020.

4.  GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are summarized below:

	September 30, 2021	December 31, 2020
Beginning goodwill	$19,508	$18,757
Arising from business combinations	—	—
Measurement period acquisition adjustment	—	751
Ending goodwill	$19,508	$19,508

Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(2,216)	(1,396)
	4,463	5,283

Other intangibles	2,972	2,309
Arising from business combinations	—	663
Less: Accumulated amortization	(1,139)	(693)
	1,833	2,279
Other intangible assets, net	$6,296	$7,562

5.  BORROWING ARRANGEMENTS

Subordinated Debt Securities
In December 2018, the Company issued $26.5 million in subordinated debt securities. $12.4 million of the securities have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the expiration of the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of September 30, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $744 thousand of remaining debt issuance costs for a total balance of $75.7 million.

Notes Payable and Other Borrowings
At December 31, 2020, City Bank had three advances from the Federal Home Loan Bank of Dallas (“FHLB”) totaling $75.0 million. Advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In March 2021, City Bank repaid two of the advances for a total of $50 million and then repaid the remaining advance of $25 million in April 2021. As of September 30, 2021, City Bank had no outstanding advances from the FHLB.

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

Options
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2021
Outstanding at beginning of year:	1,554,894	$14.77		$14,941
Granted	214,452	19.46		1,055
Exercised	(3,666)	17.94		(24)
Forfeited	(6,152)	18.56		(36)
Expired	—	—		—

Balance, September 30, 2021	1,759,528	$15.32	5.73	$15,936

Exercisable at end of period	1,122,353	$13.21	4.94	$12,541

Vested at end of period	1,122,353	$13.21	4.94	$12,541

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	41.20% to 41.32%	27.46%
Expected dividend yield	1.00%	0.70%
Expected term (years)	6.1 to 6.2 years	6.2 years
Risk-free interest rate	0.52% to 0.83%	1.44%
Weighted average grant date fair value	$7.07	$5.68

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and September 30, 2020 was $17 thousand and $185 thousand, respectively.

Restricted Stock Units
A summary of activity in the Plan is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2021
Outstanding at beginning of year:	62,476	$19.47
Granted	6,370	19.62
Vested	(24,805)	19.70
Forfeited	(1,274)	19.62

Balance, September 30, 2021	42,767	$19.35

Restricted stock units granted under the Plan typically vest over four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2021 was $3.1 million and will be recognized over a weighted average remaining period of 1.53 years. The total fair value of restricted stock units vested during each of the nine months ended September 30, 2021 and September 30, 2020 was $489 thousand.

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

Financial instruments whose contract amounts represent credit risk outstanding follow:

	September 30, 2021	December 31, 2020
Commitments to grant loans and unfunded commitments under lines of credit	$547,738	$417,798
Standby letters of credit	12,420	10,481

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

FHLB Letters of Credit - The Company has used FHLB letters of credit to pledge to certain public deposits. The balance of the FHLB letters of credit at December 31, 2020 was $199.0 million. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at September 30, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2021, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2021 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$514,327	18.19%	$296,912	10.50%	N/A	N/A
City Bank	421,458	14.91%	296,838	10.50%	$282,703	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	403,159	14.26%	240,358	8.50%	N/A	N/A
City Bank	386,026	13.65%	240,298	8.50%	226,162	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	358,159	12.67%	197,942	7.00%	N/A	N/A
City Bank	386,026	13.65%	197,892	7.00%	183,757	6.50%

Tier I Capital to Average Assets:
Consolidated	403,159	10.83%	149,932	4.00%	N/A	N/A
City Bank	386,026	10.38%	149,854	4.00%	186,027	5.00%

December 31, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
City Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
City Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
City Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%

Tier I Capital to Average Assets:
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
City Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

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

The following table reflects the fair value hedges included in the consolidated balance sheets:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$9,911	$576	$10,178	$927

Included in other assets:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$—	$—	$68,485	$1,643

Included in other assets:
Cash flow swaps related to state and municipal securities	$123,760	$4,828	$55,275	$1,618

Mortgage banking derivatives
The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	142,419	3,453	210,716	5,115

Total included in other assets	$142,419	$3,453	$210,716	$5,115

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$129,045	$879	$203,669	$1,787
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$129,045	$879	$203,669	$1,787

The Company had received cash collateral of $3.7 million to offset asset derivative positions on its securities cash flow hedges at September 30, 2021. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability positions on its interest rate swaps at September 30, 2021. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at September 30, 2021. The advanced cash collateral amounts are reported in cash and due from banks in the consolidated balance sheets.

10.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$15,190	$16,731	$44,000	$29,429

Weighted average common shares outstanding - basic	17,931,174	18,059,174	18,012,963	18,054,678
Effect of dilutive securities:
Stock-based compensation awards	532,523	196,987	503,525	269,044
Weighted average common shares outstanding - diluted	18,463,697	18,256,161	18,516,488	18,323,722

Basic earnings per share	$0.85	$0.93	$2.44	$1.63
Diluted earnings per share	$0.82	$0.92	$2.38	$1.61

11.  SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

Three Months Ended September 30, 2021	Banking	Insurance	Consolidated
Net interest income	$31,178	$—	$31,178
Provision for loan loss	—	—	—
Noninterest income	22,043	3,748	25,791
Noninterest expense	(35,613)	(2,450)	(38,063)

Income before income taxes	17,608	1,298	18,906

Income tax (expense) benefit	(3,495)	(221)	(3,716)

Net income	$14,113	$1,077	$15,190

Three Months Ended September 30, 2020	Banking	Insurance	Consolidated
Net interest income	$31,273	$—	$31,273
Provision for loan loss	(6,062)	—	(6,062)
Noninterest income	28,393	3,267	31,660
Noninterest expense	(33,984)	(2,009)	(35,993)

Income before income taxes	19,620	1,258	20,878

Income tax (expense) benefit	(3,891)	(256)	(4,147)

Net income	$15,729	$1,002	$16,731

Financial results by reportable segment are detailed below:

Nine Months Ended September 30, 2021	Banking	Insurance	Consolidated
Net interest income	$90,315	$—	$90,315
Provision for loan loss	1,918	—	1,918
Noninterest income	68,536	6,005	74,541
Noninterest expense	(107,233)	(4,665)	(111,898)

Income before income taxes	53,536	1,340	54,876

Income tax (expense) benefit	(10,645)	(231)	(10,876)

Net income	$42,891	$1,109	$44,000

Nine Months Ended September 30, 2020	Banking	Insurance	Consolidated
Net interest income	$91,920	$—	$91,920
Provision for loan loss	(25,429)	—	(25,429)
Noninterest income	70,050	5,381	75,431
Noninterest expense	(100,876)	(4,335)	(105,211)

Income before income taxes	35,665	1,046	36,711

Income tax (expense) benefit	(7,008)	(274)	(7,282)

Net income	$28,657	$772	$29,429

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

The following table summarizes fair value measurements:

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	275,029	—	275,029
Mortgage-backed securities	—	328,858	—	328,858
Collateralized mortgage obligations	—	106,439	—	106,439
Asset-backed and other amortizing securities	—	29,446	—	29,446
Other securities	—	12,790	—	12,790
Loans held for sale (mandatory)	—	45,849	—	45,849
Mortgage servicing rights	—	—	18,122	18,122
Asset derivatives	—	8,281	—	8,281
Liability derivatives	—	(1,455)	—	(1,455)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	7,285	7,285
Other real estate owned	—	—	1,081	1,081

December 31, 2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,753	$—	$4,753
State and municipal	—	272,607	—	272,607
Mortgage-backed securities	—	373,362	—	373,362
Collateralized mortgage obligations	—	106,715	—	106,715
Asset-backed and other amortizing securities	—	33,572	—	33,572
Other securities	—	12,078	—	12,078
Loans held for sale (mandatory)	—	80,174	—	80,174
Mortgage servicing rights	—	—	9,049	9,049
Asset derivatives	—	6,734	—	6,734
Liability derivatives	—	(4,357)	—	(4,357)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,926	11,926
Other real estate owned	—	—	1,353	1,353

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

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment and discount rates, which are significant unobservable inputs.

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2021
Non-recurring:
Impaired loans	$7,285	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Other real estate owned	1,081	Third party appraisals or inspections	Collateral discounts and selling costs	0%
Recurring:
Mortgage servicing rights	18,122	Discounted cash flows	Conditional prepayment rate	5.41%
			Discount rate	9.14%

December 31, 2020
Non-recurring:
Impaired loans	$11,926	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,353	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Recurring:
Mortgage servicing rights	9,049	Discounted cash flows	Conditional prepayment rate	4.48%
			Discount rate	9.72%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2021
Financial assets:
Cash and cash equivalents	$327,600	$327,600	$—	$—	$327,600
Loans, net	2,386,273	—	—	2,430,158	2,430,158
Accrued interest receivable	11,778	—	11,778	—	11,778
Bank-owned life insurance	71,676	—	71,676	—	71,676

Financial liabilities:
Deposits	$3,212,245	$2,879,997	$334,870	$—	$3,214,867
Accrued interest payable	1,460	—	1,460	—	1,460
Notes payable & other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,728	—	77,892	—	77,892

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2020
Financial assets:
Cash and cash equivalents	$300,307	$300,307	$—	$—	$300,307
Loans, net	2,176,030	—	—	2,179,573	2,179,573
Accrued interest receivable	15,233	—	15,233	—	15,233
Bank-owned life insurance	70,731	—	70,731	—	70,731

Financial liabilities:
Deposits	$2,974,351	$2,649,830	$329,609	$—	$2,979,439
Short-term borrowings	26,550	26,550	—	—	26,550
Accrued interest payable	2,113	—	2,113	—	2,113
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,589	—	76,889	—	76,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
the impact, duration and severity of the ongoing novel coronavirus (“COVID-19”) pandemic, the Delta variant (or any other new variant of COVID-19), the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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
●
natural disasters, severe weather, acts of god, acts of war or terrorism, outbreaks of hostilities, public health outbreaks (such as the ongoing COVID-19 pandemic or any new variant thereof), other international or domestic calamities, and other matters beyond our control;

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

Recent Developments

COVID-19 Update

The spread of COVID-19 continues to cause significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients, their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic, the Delta variant, or any other new variants of COVID-19, which depends on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies and regulators. We are closely monitoring the current environment, including the rise in cases due to the Delta variant, and are preparing to quickly make any necessary adjustments to protect our employees and customers.

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

While the duration of the COVID-19 pandemic, the Delta variant, or any other new variants of COVID-19, and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of September 30, 2021, total active loan modifications attributed to COVID-19 were approximately $16.4 million, or 0.7%, of the Company’s loan portfolio. Approximately 97% of active modifications are loans have original modified terms that extended up to 18 months in the Bank’s hotel portfolio. The Bank expects that these remaining modified loans will return to full payment status at the end of their respective modification period.

The PPP was created by the CARES Act and implemented by the SBA in March 2020. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. For PPP loans that were approved by the SBA on or after June 5, 2020, the PPP loan must have a maturity of at least 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP loan funding and extends the authority of lenders to make PPP loans through March 31, 2021. The PPP Extension Act of 2021 was subsequently signed into law on March 30, 2021 and extended the PPP application deadline to May 31, 2021.

The Bank assisted approximately 2,100 customers for a total of $218 million in the first round of PPP. The SBA began the PPP loan forgiveness process in October 2020 and has forgiven approximately $216 million of PPP loans from the first round of the PPP, leaving $2 million outstanding as of September 30, 2021. The Bank began accepting new applications for PPP loans in January 2021 to assist customers with the new round of the PPP until funding for the PPP expired on May 31, 2021. During 2021, the Bank funded approximately 1,100 PPP loans for a total of $91 million. The SBA has forgiven approximately $32 million of PPP loans from this last round as of September 30, 2021, leaving $62 million outstanding as of September 30, 2021.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic, the Delta variant, or any other new variants of COVID-19, on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part I, Item 1A, “Risk Factors” in this Form 10-Q.

Results of Operations

We had net income of $15.2 million, or $0.82 per diluted common share for the three months ended September 30, 2021, compared to net income of $16.7 million, or $0.92 per diluted common share for the three months ended September 30, 2020. Return on average equity (annualized) was 15.24% and return on average assets (annualized) was 1.61% for the three months ended September 30, 2021, compared to 19.32% and 1.88%, respectively, for the three months ended September 30, 2020.

We had net income of $44.0 million, or $2.38 per diluted common share for the nine months ended September 30, 2021, compared to net income of $29.4 million, or $1.61 per diluted common share for the nine months ended September 30, 2020. Return on average equity (annualized) was 15.32% and return on average assets (annualized) was 1.57% for the nine months ended September 30, 2021, compared to 11.88% and 1.15%, respectively, for the nine months ended September 30, 2020.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,365,010	$28,947	4.86%	$2,195,507	$29,162	5.28%
Loans - PPP	86,645	1,872	8.57	212,337	1,602	3.00
Investment securities – taxable	531,620	2,309	1.72	525,301	2,613	1.98
Investment securities – non-taxable	221,026	1,468	2.64	187,400	1,343	2.85
Other interest-earning assets(2)	284,369	151	0.21	168,922	105	0.25
Total interest-earning assets	3,488,670	34,747	3.95	3,289,467	34,825	4.21
Noninterest-earning assets	259,641			247,338
Total assets	$3,748,311			$3,536,805

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,820,677	$1,005	0.22%	$1,695,476	$1,213	0.28%
Time deposits	330,161	1,025	1.23	322,535	1,304	1.61
Short-term borrowings	725	—	0.00	12,080	3	0.10
Notes payable & other longer-term borrowings	—	—	0.00	95,870	65	0.27
Subordinated debt securities	75,728	1,013	5.31	26,472	403	6.06
Junior subordinated deferrable interest debentures	46,393	217	1.86	46,393	242	2.08
Total interest-bearing liabilities	$2,273,684	$3,260	0.57%	$2,198,826	$3,230	0.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,035,910			$944,420
Other liabilities	43,171			49,008
Total noninterest-bearing liabilities	1,079,081			993,428
Shareholders’ equity	395,546			344,551
Total liabilities and shareholders’ equity	$3,748,311			$3,536,805

Net interest income		$31,487			$31,595
Net interest spread			3.38%			3.63%
Net interest margin(3)			3.58%			3.82%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,246,650	$82,314	4.90%	$2,188,988	$89,041	5.43%
Loans - PPP	141,040	7,147	6.78	127,880	2,678	2.80
Investment securities – taxable	540,380	7,118	1.76	544,650	9,285	2.28
Investment securities – non-taxable	219,242	4,414	2.69	142,158	3,037	2.85
Other interest-earning assets(2)	328,412	373	0.15	164,936	963	0.78
Total interest-earning assets	3,475,724	101,366	3.90	3,168,612	105,004	4.43
Noninterest-earning assets	261,449			248,523
Total assets	$3,737,173			$3,417,135

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,834,113	$3,259	0.24%	$1,630,524	$5,199	0.43%
Time deposits	326,862	3,114	1.27	334,189	4,361	1.74
Short-term borrowings	10,725	5	0.06	19,758	102	0.69
Notes payable & other longer-term borrowings	26,188	38	0.19	117,726	518	0.59
Subordinated debt securities	75,682	3,044	5.38	26,472	1,210	6.11
Junior subordinated deferrable interest debentures	46,393	661	1.90	46,393	937	2.70
Total interest-bearing liabilities	$2,319,963	$10,121	0.58%	$2,175,062	$12,327	0.76%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$991,331			$870,606
Other liabilities	41,996			40,579
Total noninterest-bearing liabilities	1,033,327			911,185
Shareholders’ equity	383,883			330,888
Total liabilities and shareholders’ equity	$3,737,173			$3,417,135

Net interest income		$91,245			$92,677
Net interest spread			3.32%			3.67%
Net interest margin(3)			3.51%			3.91%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2021 over 2020
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$2,251	$(2,466)	$(215)
Loans - PPP	(948)	1,218	270
Investment securities – taxable	31	(335)	(304)
Investment securities – non-taxable	241	(116)	125
Other interest-earning assets	72	(26)	46
Total increase (decrease) in interest income	1,647	(1,725)	(78)

Interest-bearing liabilities:
NOW, Savings, MMDAs	90	(298)	(208)
Time deposits	31	(310)	(279)
Short-term borrowings	(3)	—	(3)
Notes payable & other borrowings	(65)	—	(65)
Subordinated debt securities	750	(140)	610
Junior subordinated deferrable interest debentures	—	(25)	(25)
Total increase (decrease) interest expense:	803	(773)	30

Increase (decrease) in net interest income	$844	$(952)	$(108)

	Nine Months Ended September 30,
	2021 over 2020
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$2,346	$(9,073)	$(6,727)
Loans - PPP	276	4,193	4,469
Investment securities – taxable	(73)	(2,094)	(2,167)
Investment securities – non-taxable	1,647	(270)	1,377
Other interest-earning assets	954	(1,544)	(590)
Total increase (decrease) in interest income	5,150	(8,788)	(3,638)

Interest-bearing liabilities:
NOW, Savings, MMDAs	649	(2,589)	(1,940)
Time deposits	(96)	(1,151)	(1,247)
Short-term borrowings	(47)	(50)	(97)
Notes payable & other borrowings	(403)	(77)	(480)
Subordinated debt securities	2,249	(415)	1,834
Junior subordinated deferrable interest debentures	—	(276)	(276)
Total increase (decrease) interest expense:	2,352	(4,558)	(2,206)

Increase (decrease) in net interest income	$2,798	$(4,230)	$(1,432)

Net interest income for the three months ended September 30, 2021 was $31.2 million, compared to $31.3 million for the three months ended September 30, 2020, a decrease of $100 thousand, or 0.3%. Interest income was flat as the decrease in the yield on average interest-earning assets of 26 basis points was offset by the growth of $199.2 million in these assets during the three months ended September 2021. During the third quarter of 2021, the Company recognized $1.7 million in deferred PPP-related SBA fees. When received, these fees are deferred and then accreted into interest income over the life of the applicable loans. At September 30, 2021, there was $2.9 million of deferred PPP-related SBA fees that have not been accreted to income. The Company expects that the majority of the remaining first and second rounds of PPP loans will continue to be forgiven by the SBA or repaid over the next several quarters.

Interest expense for the three months ended September 30, 2021 was consistent as compared to the three months ended September 30, 2020, with a reduction in interest rates on interest-bearing deposits offset by an increase in the overall cost of long-term borrowings. There was an increase in average interest-bearing liabilities from September 30, 2020 to September 30, 2021 largely due to growth in deposits from PPP loan funding, other government stimulus payments and programs during the period, as well as organic growth. Interest expense on subordinated debt increased $610 thousand for the three months ended September 30, 2021, as compared to the same period in 2020 due to $50.0 million of subordinated notes that were issued in September 2020. Additionally, average noninterest-bearing demand deposits increased to $1.0 billion at September 30, 2021 from $944.4 million at September 30, 2020.

For the three months ended September 30, 2021, net interest margin and net interest spread were 3.58% and 3.38%, respectively, compared to 3.82% and 3.63% for the same three-month period in 2020, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the nine months ended September 30, 2021 was $90.3 million, compared to $91.9 million for the nine months ended September 30, 2020, a decrease of $1.6 million, or 1.7%. The decrease in net interest income was comprised of a $3.8 million, or 3.7%, decrease in interest income and a $2.2 million, or 17.9% decrease in interest expense. The decrease in interest income was primarily attributable to a decrease of 53 basis points in the yield on non-PPP loans, partially offset by an increase of $57.7 million in average non-PPP loans outstanding and an increase of $4.4 million in PPP-related SBA fees recognized as PPP loans were forgiven by the SBA or repaid during the nine-month period ended September 30, 2021, compared to the nine-month period ended September 30, 2020.

The $2.2 million decrease in interest expense for the nine months ended September 30, 2021 was primarily related to a decrease of 18 basis points in the rate paid on interest-bearing liabilities, partially offset by an increase of $144.9 million, or 13.9%, in average interest-bearing liabilities over the same nine-month period in 2020. The increase in average interest-bearing liabilities was mainly due to increased deposits from PPP loan funding, other government stimulus payments and programs during the period as well as organic growth and the $50.0 million of subordinated notes issued by the Company in September 2020, partially offset by the repayment of $75.0 million in long-term advances during 2021. Additionally, average noninterest-bearing demand deposits increased to $991.3 million at September 30, 2021 from $870.6 million at September 30, 2020.

For the nine months ended September 30, 2021, net interest margin and net interest spread were 3.51% and 3.32%, respectively, compared to 3.91% and 3.67%, respectively, for the same nine-month period in 2020, which reflects the changes in interest income and interest expense discussed above.

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

The Company did not record a provision for loan losses for the three months ended September 30, 2021, compared to a provision of $6.1 million for the three months ended September 30, 2020. The Company recorded a negative provision for loan losses for the nine months ended September 30, 2021 of $1.9 million, compared to a positive provision of $25.4 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses in the three-month and nine-month periods ended September 30, 2021 compared to the same three-month and nine-month periods in 2020 is primarily a result of general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans. The allowance for loan losses as a percentage of loans held for investment was 1.76% at September 30, 2021 and 2.05% at December 31, 2020. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,851	$1,749	$102	$5,023	$5,171	$(148)
Income from insurance activities	3,794	3,303	491	6,146	5,484	662
Bank card services and interchange fees	3,045	2,608	437	8,760	7,190	1,570
Mortgage banking activities	14,802	21,409	(6,607)	47,329	48,117	(788)
Investment commissions	430	441	(11)	1,390	1,261	129
Fiduciary income	556	781	(225)	2,234	2,386	(152)
Gain on sale of securities	—	—	—	—	2,318	(2,318)
Other income and fees(1)	1,313	1,369	(56)	3,659	3,504	155
Total noninterest income	$25,791	$31,660	$(5,869)	$74,541	$75,431	$(890)

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended September 30, 2021 was $25.8 million, compared to $31.7 million for the three months ended September 30, 2020, a decrease of $5.9 million, or 18.5%. Income from mortgage banking activities decreased $6.6 million, or 30.9%, to $14.8 million for the three months ended September 30, 2021 from $21.4 million for the three months ended September 30, 2020. The decrease was primarily the result of a reduction of $75 million in interest rate lock commitments and a decline in gain on sale margins. Additionally, bank card services and interchange fee income increased $437 thousand and income from insurance activities increased $491 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in bank card services and interchange fee income was primarily tied to the growth in deposits and increased consumer spending. The increase in income from insurance activities is primarily related to Windmark Insurance Agency, Inc.’s 2020 acquisition.

Noninterest income for the nine months ended September 30, 2021 was $74.5 million, compared to $75.4 million for the nine months ended September 30, 2020, a decrease of $0.9 million, or 1.2%. Income from mortgage banking activities decreased $0.8 million, or 1.6%, to $47.3 million for the nine months ended September 30, 2021 from $48.1 million for the nine months ended September 30, 2020. This decrease was primarily a result of a decrease in gain on sale margins, partially offset by an increase of $205 million in mortgage loan originations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Further, bank card services and interchange fee income increased $1.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily tied to growth in deposits and increased consumer spending. There was a $2.3 million gain on sale of securities, which occurred in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$24,116	$23,672	$444	$71,811	$66,103	$5,708
Occupancy expense, net	3,896	3,710	186	10,960	10,896	64
Professional services	1,388	1,177	211	4,483	4,710	(227)
Marketing and development	777	615	162	2,157	2,189	(32)
IT and data services	1,068	843	225	3,029	2,769	260
Bankcard expenses	1,339	1,095	244	3,640	3,164	476
Appraisal expenses	790	744	46	2,350	1,837	513
Other expenses(1)	4,689	4,137	552	13,468	13,543	(75)
Total noninterest expense	$38,063	$35,993	$2,070	$111,898	$105,211	$6,687

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2021 was $38.1 million compared, to $36.0 million for the three months ended September 30, 2020, an increase of $2.1 million, or 5.8%. Salaries and employee benefits increased $444 thousand, or 1.9%, from $23.7 million for the three months ended September 30, 2020 to $24.1 million for the three months ended September 30, 2021. This increase in salaries and employee benefits expense was primarily reflective of the Company’s stated initiative of growing its loan officer capacity. There were also smaller increases in mortgage related expenses, bank card expenses, technology costs, and travel related expenses in the third quarter of 2021 as compared to the third quarter of 2020.

Noninterest expense for the nine months ended September 30, 2021 was $111.9 million, compared to $105.2 million for the nine months ended September 30, 2020, an increase of $6.7 million, or 6.4%. Salaries and employee benefits increased $5.7 million, or 8.6%, from $66.1 million for the nine months ended September 30, 2020 to $71.8 million for the nine months ended September 30, 2021. This increase in salaries and employee benefits expense was predominately driven by increased commissions paid on the higher volume of mortgage loan originations and other personnel expenses to support mortgage activities in addition to expenses for newly-hired loan officers. Other noninterest expenses increased $979 thousand for the nine months ended September 30, 2021, compared to the same nine-month period in 2020. This increase was primarily related to additional expenses incurred in 2021 for bankcard expenses as a result of increased consumer spending and growth in deposits as well as increases in appraisal expenses due to the high mortgage volume noted above.

Financial Condition

Our total assets increased $175.0 million, or 4.9%, to $3.77 billion at September 30, 2021, compared to $3.60 billion at December 31, 2020. Our gross loans held for investment increased $207.5 million, or 9.3%, to $2.43 billion at September 30, 2021, compared to $2.22 billion at December 31, 2020. Our securities portfolio decreased $50.5 million, or 6.3%, to $752.6 million at September 30, 2021, compared to $803.1 million at December 31, 2020. Total deposits increased $237.9 million, or 8.0% to $3.21 billion at September 30, 2021, compared to $2.97 billion at December 31, 2020.

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

The following table presents the balance and associated percentage of each major category in our loans held for investment portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$746,775	30.8%	$663,344	29.9%
Commercial – specialized	390,394	16.1	311,686	14.0
Commercial – general	452,776	18.6	518,309	23.3
Consumer:
1-4 family residential	387,167	15.9	360,315	16.2
Auto loans	239,397	9.9	205,840	9.3
Other consumer	69,079	2.8	67,595	3.0
Construction	143,453	5.9	94,494	4.3
Gross loans	2,429,041	100.0%	2,221,583	100.0%
Allowance for loan losses	(42,768)		(45,553)
Net loans	$2,386,273		$2,176,030

Loans held for investment increased $207.5 million, or 9.3%, to $2.43 billion at September 30, 2021, compared to $2.22 billion at December 31, 2020. We had net organic growth in non-PPP loans of $315.3 million during the nine months ended September 30, 2021. This increase occurred in a majority of loan segments, with the largest volume growth in residential construction, consumer auto, direct energy, and multifamily property loans. These increases were partially offset by a decrease in PPP loans of $107.8 million as the Company funded $91.4 million in new PPP loans and received forgiveness payments from the SBA or repayments totaling $199.2 million on PPP loans, during the first nine months of 2021.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 64.8% of our loans held for investment were secured by real property as of September 30, 2021, compared to 66.5% as of December 31, 2020. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education.

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

Commercial real estate loans increased $83.4 million, or 12.6%, to $746.8 million as of September 30, 2021 from $663.3 million as of December 31, 2020. This increase was primarily driven by organic growth of $64.0 million in multifamily property loans and an increase of $16.1 million in other commercial tenant loans.

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

Commercial specialized loans increased $78.7 million, or 25.3%, to $390.4 million as of September 30, 2021 from $311.7 million as of December 31, 2020. This increase was primarily due to organic growth in our direct energy sector of $43.2 million and an increase of $32.9 million in agricultural real estate and production loans. The increase in agricultural production loans was for the seasonal funding of operating loans.

Commercial general loans decreased $65.5 million, or 12.6%, to $452.8 million as of September 30, 2021 from $518.3 million as of December 31, 2020. The decrease in commercial general loans was primarily due to a decrease in PPP loans of $107.8 million, partially offset by organic loan growth in the rest of the segment.

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

Consumer and other loans increased $61.9 million, or 9.8%, to $695.6 million as of September 30, 2021, from $633.8 million as of December 31, 2020. The increase in these loans was primarily a result of a $26.9 million increase in residential mortgage loans and a $33.6 million increase in consumer auto loans as a result of increased auto and home buyer demand related to the continued low interest rate environment in 2021. As of September 30, 2021, our consumer loan portfolio was comprised of $387.2 million in 1-4 family residential loans, $239.4 million in auto loans, and $69.1 million in other consumer loans.

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

Construction loans increased $49.0 million, or 51.8%, to $143.5 million as of September 30, 2021 from $94.5 million as of December 31, 2020. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets as lower mortgage interest rates has increased the number of buyers for homes.

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

The allowance for loan losses was $42.8 million at September 30, 2021, compared to $45.6 million at December 31, 2020, a decrease of $2.8 million, or 6.1%. The decrease is primarily a result of a negative provision of $2.0 million being recorded in June 2021 based on general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans.

The following table provides an analysis of the allowance for loan losses at the dates indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2021
Commercial real estate	$17,288	$—	$—	$960	$18,248
Commercial – specialized	4,823	(16)	20	(596)	4,231
Commercial – general	8,948	(2)	63	(838)	8,171
Consumer:
1-4 family residential	5,064	—	2	135	5,201
Auto loans	3,815	(111)	20	79	3,803
Other consumer	1,434	(213)	42	139	1,402
Construction	1,591	—	—	121	1,712
Total	$42,963	$(342)	$147	$—	$42,768

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three Months Ended September 30, 2020
Commercial real estate	$15,156	$—	$23	$3,085	$18,264
Commercial – specialized	6,614	(109)	19	(220)	6,304
Commercial – general	9,293	(372)	91	977	9,989
Consumer:
1-4 family residential	2,926	(56)	126	1,688	4,684
Auto loans	3,939	(212)	32	474	4,233
Other consumer	1,640	(262)	99	250	1,727
Construction	1,067	—	—	(192)	875
Total	$40,635	$(1,011)	$390	$6,062	$46,076

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2021
Commercial real estate	$18,962	$—	$—	$(714)	$18,248
Commercial – specialized	5,760	(21)	119	(1,627)	4,231
Commercial – general	9,227	(379)	193	(870)	8,171
Consumer:
1-4 family residential	4,646	(52)	5	602	5,201
Auto loans	4,226	(438)	103	(88)	3,803
Other consumer	1,671	(590)	189	132	1,402
Construction	1,061	—	4	647	1,712
Total	$45,553	$(1,480)	$613	$(1,918)	$42,768

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Commercial real estate	$5,049	$—	$238	$12,977	$18,264
Commercial – specialized	2,287	(959)	106	4,870	6,304
Commercial – general	9,609	(1,752)	180	1,952	9,989
Consumer:
1-4 family residential	2,093	(56)	127	2,520	4,684
Auto loans	3,385	(916)	140	1,624	4,233
Other consumer	1,341	(1,011)	352	1,045	1,727
Construction	433	—	1	441	875
Total	$24,197	$(4,694)	$1,144	$25,429	$46,076

Net charge-offs totaled $195 thousand and were 0.03% (annualized) of average loans outstanding for the three months ended September 30, 2021, compared to $621 thousand and 0.10% (annualized) for the three months ended September 30, 2020. Net charge-offs totaled $867 thousand and were 0.05% (annualized) of average loans outstanding for the nine months ended September 30, 2021, compared to $3.6 million and 0.20% (annualized) for the nine months ended September 30, 2020. The decrease in net charge-offs for the year-to-date comparison was primarily the result of a $518 thousand charge-off on a retail commercial relationship in the first quarter of 2020, a $822 thousand charge-off of an acquired direct energy relationship in the second quarter of 2020, and a $451 thousand charge-off of a commercial credit in the third quarter of 2020, as well as other smaller commercial-general charge-offs during 2020. The allowance for loan losses as a percentage of loans held for investment was 1.76% at September 30, 2021 and 2.05% at December 31, 2020.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$18,248	42.7%	$18,962	41.6%
Commercial – specialized	4,231	9.9	5,760	12.6
Commercial – general	8,171	19.1	9,227	20.3
Consumer:
1-4 family residential	5,201	12.2	4,646	10.2
Auto loans	3,803	8.9	4,226	9.3
Other consumer	1,402	3.2	1,671	3.7
Construction	1,712	4.0	1,061	2.3
Total allowance for loan losses	$42,768	100.0%	$45,553	100.0%

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

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial real estate	$1,767	$6,311
Commercial – specialized	293	272
Commercial – general	5,564	5,489
Consumer:
1-4 family residential	2,313	1,595
Auto loans	—	—
Other consumer	46	51
Construction	166	—
Total nonaccrual loans	10,149	13,718
Past due loans 90 days or more and still accruing	747	1,246
Total nonperforming loans	10,896	14,964
Other real estate owned	1,081	1,353
Total nonperforming assets	$11,977	$16,317

Restructured loans - nonaccrual(1)	$299	$88
Restructured loans - accruing	$564	$1,687

(1)	Restructured loans, nonaccrual, are included in nonaccrual loans which are a component of nonperforming loans.

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

We had no loans restructured as TDRs during the first nine months of 2021 or 2020. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at September 30, 2021 were:
•
Restaurant and retail owner-occupied loans totaled $101.6 million, or 4.2% of total loans. The average loan size is $369 thousand. There was $1.9 million in classified loans, $3 thousand in loans past due 30 days or more, and $1.2 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 3.07%. As of September 30, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $129.4 million, or 5.3% of total loans. The average loan size is $2.8 million. There was $48.2 million in classified loans, no loans past due 30 days or more, and $1.1 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 7.55%. As of September 30, 2021, approximately 12% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications were interest-only periods of 12 months or a combination of a 90-day deferral and nine months of interest only. The Company expects that these remaining modified loans will return to full payment status at the end of their respective modification period.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $107.2 million, or 4.4% of total loans, at September 30, 2021. There was $5.9 million in classified loans, $62 thousand in loans past due 30 days or more, and $178 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 1.66%. As of September 30, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

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

Our securities portfolio decreased $50.5 million, or 6.3%, to $752.6 million at September 30, 2021, compared to $803.1 million at December 31, 2020. The decrease was primarily due to $95.0 million in maturities, prepayments, and calls, partially offset by $61.5 million in purchases and a $13.8 million decline in the unrealized gain at September 30, 2021 compared to December 31, 2020.

The following table summarizes the fair value of the securities portfolio as of the dates presented.

	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	$—	$—	$4,750	$4,753	$3
State and municipal	266,306	275,029	8,723	261,023	272,607	11,584
Mortgage-backed securities	326,022	328,858	2,836	359,542	373,362	13,820
Collateralized mortgage obligations	106,864	106,439	(425)	107,175	106,715	(460)
Asset-backed and other amortizing securities	28,117	29,446	1,329	31,509	33,572	2,063
Other securities	12,000	12,790	790	12,000	12,078	78
Total available-for-sale	$739,309	$752,562	$13,253	$775,999	$803,087	$27,088

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2021, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of September 30, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Year Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	1,615	2.58	6,864	2.63	11,918	2.21	245,909	2.24
Mortgage-backed securities	—	—	1,055	1.56	60,913	2.16	264,054	1.91
Collateralized mortgage obligations	—	—	—	—	106,864	0.56	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,439	2.90	25,678	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,615	1.92%	$7,919	2.48%	$194,134	1.43%	$535,641	2.10%

	As of December 31, 2020
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$4,750	2.75%	$—	—	$—	—%	$—	—%
State and municipal	1,982	11.60	3,397	2.70%	14,079	2.11	241,565	2.28
Mortgage-backed securities	—	—	577	1.50%	12,723	1.94	346,242	1.95
Collateralized mortgage obligations	—	—	—	—	—	—	107,175	0.62
Asset-backed and other amortizing securities	—	—	—	—	820	2.89	30,689	2.82
Total available-for-sale	$6,732	5.35%	$3,974	2.52%	$39,622	2.78%	$725,671	1.90%

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

Total deposits at September 30, 2021 were $3.21 billion, representing an increase of $237.9 million, or 8.0%, compared to $2.97 billion at December 31, 2020. The increase in total deposits since December 31, 2020 is primarily due to organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. We anticipate that as customers spend down their PPP loan funds, this may result in a reduction in deposits. As of September 30, 2021, 32.8% of total deposits were comprised of noninterest-bearing demand accounts, 56.8% of interest-bearing non-maturity accounts and 10.4% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,054,264	32.8%	$917,322	30.9%
NOW and other transaction accounts	359,177	11.2	332,829	11.2
Money market and other savings	1,464,376	45.6	1,398,699	47.0
Time deposits	334,428	10.4	325,501	10.9
Total deposits	$3,212,245	100.0%	$2,974,351	100.0%

The following table sets forth the remaining maturity of time deposits of $100 thousand and greater as of the date indicated:

(Dollars in thousands)	September 30, 2021
Time deposits $100,000 or greater with remaining maturity of:
Three months or less	$38,767
After three months through six months	35,931
After six months through twelve months	63,696
After twelve months	118,753
Total	$257,147

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2021 and December 31, 2020, we had total remaining borrowing capacity from the FHLB of $584.2 million and $512.5 million, respectively.

The following table sets forth our FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$75,000	$—	$75,000
Weighted average interest rate at end of the period	0.00%	0.21%	0.00%	0.21%
Maximum month-end balance during the period	$—	$75,000	$75,000	$170,000
Average balance outstanding during the period	$—	$95,870	$26,188	$116,517
Weighted average interest rate during the period	0.00%	0.27%	0.19%	0.59%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $609.0 million and $700.8 million at September 30, 2021 and December 31, 2020, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$—	$—	$—	$30,000
Average balance outstanding during the period	$—	$—	$—	$1,209
Weighted average interest rate during the period	0.00%	0.00%	0.00%	0.29%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $796.0 million and $799.3 million as of September 30, 2021 and December 31, 2020, respectively. The lines were not used during the three or nine month periods ended September 30, 2021 or the three or nine month periods ending September 30, 2020.

Subordinated Debt Securities. In December 2018, the Company issued $26.5 million in subordinated debt securities. Securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of securities have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all securities will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities are intended to qualify for tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The securities have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

The balance of subordinated debt securities as of September 30, 2021 and December 31, 2020 was $75.7 million and $75.6 million, respectively.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2021 and December 31, 2020. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

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

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.82%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 1.51%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.62%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2021.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At September 30, 2021, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $584.2 million and the capacity to borrow from the FRB discount window of approximately $609.0 million. The FRB has also lowered the primary credit rate to 0.25% and extended the term to 90 days to enhance liquidity and encourage use of the FRB discount window. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks.

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

Capital Requirements

Total shareholders’ equity increased to $398.3 million as of September 30, 2021, compared to $370.0 million as of December 31, 2020, an increase of $28.2 million, or 7.6%. The increase from December 31, 2020 was primarily the result of $44.0 million in net earnings for the nine months ended September 30, 2021, partially offset by a decrease in accumulated other comprehensive income of $7.0 million, net of tax, repurchases of common stock of $6.1 million and $3.8 million of dividends paid.

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

At September 30, 2021, both the Company and the Bank met all the capital adequacy requirements to which the Company and the Bank were subject. At September 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support the Company’s and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$514,327	18.19%	$473,425	19.08%
Tier 1 capital (to risk-weighted assets)	403,159	14.26	366,639	14.78
CET1 capital (to risk-weighted assets)	358,159	12.67	321,639	12.96
Tier 1 capital (to average assets)	403,159	10.83	366,639	10.24

City Bank:
Total capital (to risk-weighted assets)	$421,458	14.91%	$404,138	16.29%
Tier 1 capital (to risk-weighted assets)	386,026	13.65	372,947	15.03
CET1 capital (to risk-weighted assets)	386,026	13.65	372,947	15.03
Tier 1 capital (to average assets)	386,026	10.38	372,947	10.42

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during 2021. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$547,738	$417,798
Standby letters of credit	12,420	10,481
Total	$560,158	$428,279

We may use our line of credit with the FHLB to take out letters of credit and to be pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company. See “Borrowed Funds - FHLB Advances” herein for a discussion for amounts of letters of credit.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2021	December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	5.50%	5.33%
+200	3.58%	2.90%
+100	1.57%	1.06%
-100	(0.91)%	(1.24)%

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of September 30, 2021.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 29, 2021, the Company’s board of directors approved a new stock repurchase program, effective November 6, 2021, pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “New Repurchase Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to a Rule 10b5-1 trading plan adopted by the Company, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the New Repurchase Program, and the timing and exact amount of any repurchases will depend on various factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The New Repurchase Program has an expiration date of November 6, 2022. The New Repurchase Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date. The stock repurchase program currently in place will expire prior to the New Repurchase Program becoming effective. Any remaining shares under such expiring stock repurchase program will not be rolled into the New Repurchase Program.

The following table summarizes the share repurchase activity for the three months ended September 30, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2021	46,140	$23.28	$1,074,143	$6,958,288
August 2021	83,663	23.15	1,936,597	5,021,691
September 2021	60,501	23.02	1,392,539	3,629,152
Total	190,304

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2
Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021) (File No. 001-38895).

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 4, 2021	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer