Form 10-K
period 2021-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2022-03-08
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2021, was $309.2 million.

The number of shares of registrant’s common stock outstanding as of March 3, 2022 was 17,693,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 11, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;

●
business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas, and the uncertain inflationary outlook in the United States and our market areas;

●	the impact, duration and severity of the ongoing COVID-19 pandemic, and any current or future variants thereof, and the response of governmental authorities to the COVID-19 pandemic;

●	high concentrations of loans secured by real estate located in our market areas;

●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

●	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

●	public funds deposits comprising a relatively high percentage of our deposits;

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

●	our ability to maintain our reputation;

●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;

●	our ability to attract, hire and retain qualified management personnel;

●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	interest rate fluctuations, which could have an adverse effect on our profitability;

●	competition from banks, credit unions and other financial services providers;

●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

●	system failures, service denials, cyber-attacks and security breaches;

●	our ability to maintain effective internal control over financial reporting;

●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

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

General

South Plains Financial, Inc. (the “Company” or “SPFI”) is a bank holding company headquartered in Lubbock, Texas, and City Bank, SPFI’s wholly-owned banking subsidiary, is one of the largest independent banks in West Texas (“City Bank” or the “Bank”). The Company is hereafter collectively referred to as “we,” “us” or “our.”

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

We had total assets of $3.90 billion, gross loans held for investment of $2.44 billion, total deposits of $3.34 billion, and total shareholders’ equity of $407.4 million as of December 31, 2021.

Our history dates back over 80 years. We trace our beginnings to the founding of First State Bank of Morton, a community bank headquartered in West Texas that held approximately $1 million of total assets in 1941. In 1962, the bank was sold to new management, including J.K. Griffith, the father of our current Chairman and Chief Executive Officer, Curtis C. Griffith. Since Mr. Griffith was elected Chairman of First State Bank of Morton in 1984, the Bank has transformed from a small-town institution with approximately $30 million in total assets and a single branch location into one of the largest community banks in West Texas. The parent company to First State Bank of Morton acquired South Plains National Bank of Levelland, Texas in 1991 and changed its name to South Plains Bank. The Company became the holding company to First State Bank of Morton and South Plains Bank in 1993, the same year we acquired City Bank. City Bank was originally established in Lubbock in 1984. We merged First State Bank of Morton and South Plains Bank into City Bank in 1998 and 1999, respectively. We had more than $175 million in assets upon the closing of these acquisitions. We acquired West Texas State Bank, Odessa, Texas, approximately $430 million in assets, in 2019 through the merger of West Texas State Bank with and into the Bank.

We currently operate 25 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branch establishments, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 15 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

We operate in two reportable segments of business: community banking, which includes City Bank, our sole banking subsidiary, and insurance, which includes Windmark Insurance Agency, Inc. (“Windmark”).

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

Market Area

We operate in the following markets (deposit information is as of December 31, 2021):

Lubbock/South Plains - We operate 10 branches holding $2.1 billion of deposits in the Lubbock metropolitan statistical area (“MSA”) and the surrounding South Plains region of Texas.

Dallas - We operate three branches with $450.3 million of deposits and eight loan production offices, which we refer to as mortgage offices, in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $204.9 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $27.0 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch and one mortgage office in the city of College Station, Texas, which has $72.6 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $287.0 million of deposits in the Permian Basin region of Texas.

Ruidoso/Eastern New Mexico - We operate two branches with $170.8 million of deposits in the village of Ruidoso, New Mexico.

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

Human Capital Resources

As of December 31, 2021, we had approximately 680 total employees, which included 609 full-time employees and 71 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

We believe that the success of a business is largely due to the quality of its employees and the development of each employee’s full potential. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. Employee retention helps us operate efficiently and achieve our business objectives. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition to competitive base salaries and benefits, additional employee programs include annual bonus opportunities, Company matched 401(k) Plan contributions, healthcare and insurance benefits, health savings and flexible spending accounts, long-term care and long-term disability benefits, life insurance benefits, a robust wellness program, and paid-time off.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires news loans over $5 million to relationships in excess of $20 million to be reported to the Board Credit Risk Committee. As of December 31, 2021, the Bank had a legal lending limit of approximately $97.5 million. As of that date, our 20 largest borrowing relationships ranged from approximately $18.6 million to $51.0 million (including unfunded commitments) and totaled approximately $515.9 million in total commitments (representing, in the aggregate, 17.3% of our total outstanding commitments).

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. Loans in excess of an individual officer’s lending limit up to $3 million may be approved with joint authorities of a market president and a senior credit officer. Loan relationships over $3 million are approved by our Executive Loan Committee. These limits are reviewed periodically by the Bank’s Board. We believe that our credit approval process provides for thorough underwriting and efficient decision-making.

Credit Risk Management. Credit risk management involves a partnership between our loan officers and our credit approval, credit administration and collections personnel. Loan delinquencies and exceptions are constantly monitored by credit personnel and consultations with loan officers occur as often as daily. Our performance evaluation program for our loan officers includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.

Our policies require rapid notification of delinquency and prompt initiation of collection actions. Loan officers, credit administration personnel, and senior management proactively support collection activities.

In accordance with our credit risk management procedures, we perform annual asset reviews of our larger relationships. As part of these asset review procedures, we analyze recent financial statements of the property, borrower and any guarantor, the borrower’s revenues and expenses, and any deterioration in the relationship or in the borrower’s and any guarantor’s financial condition. Upon completion, we update the grade assigned to each loan. Our credit policy requires that loan officers promptly update risk ratings for all loans as warranted by changing circumstances of the borrower or the credit and to notify credit administration personnel of any risks developing in a portfolio or in an individual borrowing relationship. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk.

Loans that are adversely classified undergo a detailed quarterly review by loan review personnel. This review includes an evaluation of the market conditions, the property’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. These reports are reviewed by a group of lending and credit personnel to evaluate collection effectiveness for each loan reported. Additionally, we periodically have an independent, third-party review performed on our loan grades and our credit administration functions. Our external loan review firm schedules two to three visits per year and, in combination with our internal loan review function, attempts to achieve a combined review of at least 60% of the total dollar amount of the loan portfolio. Finally, we perform, at least annually, a stress test of our loan portfolio, in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods. Credit personnel review these reports and present them to the Board Credit Risk Committee. These asset review procedures provide management with additional information for assessing our asset quality and lending strategies.

Investments

We manage our securities portfolio primarily for liquidity purposes, including depositor and borrower funding requirements and availability as collateral for public fund deposits, with a secondary focus on interest income. Our securities portfolio is classified as either available-for-sale or held-to-maturity and can be used for pledging on public deposits, selling under repurchase agreements and meeting unforeseen liquidity needs. The investments in our securities portfolio are a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities and municipal securities.

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

Borrowings

In addition to deposits, we may utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), uncollateralized lines of credit with multiple banks, subordinated debt securities, and junior subordinated deferrable interest debentures as supplementary funding sources to finance our operations.

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $1.5 billion for the year ended December 31, 2021. In 2021, we sold approximately 97% of the mortgages we originated. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Beaumont, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, Southlake, and Waco, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 61%, or $59.7 million, for the year ended December 31, 2021, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 54% of total mortgage originations in 2021. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2021, we serviced $2.0 billion of mortgages that we originated and sold to third parties.

We leverage a variety of digital reporting tools to increase the efficiency of the underwriting process, enhance loan production and boost overall margins while keeping expenses to a minimum. New market expansion will depend primarily on opportunities to hire and retain high quality loan origination staff. Additionally, existing markets are monitored for profitability and efficiencies to determine if we would need to exit any locations.

Insurance

Windmark Insurance, a wholly-owned subsidiary of the Bank, offers a variety of crop insurance products through our offices in Texas, Oklahoma, Nebraska, and Colorado and by acting as the general agency for independent agents in 17 states. Windmark Insurance’s operations contributed $8.1 million of total revenues for the year ended December 31, 2021. That revenue was derived from a total insurance premium base of over $158 million. Crop insurance is offered to producers of many different crops from 14 approved providers who operate under agreements with the U.S. Department of Agriculture (“USDA”). We conduct business with five of these approved providers. The USDA shares underwriting losses with those providers and also reimburses them for certain administrative and operational expenses. Our revenue is based on a share of those reimbursements and profit sharing when underwriting losses are minimized by those providers. This program has been in place under prior federal farm bills and has been reauthorized until December 31, 2023 under the recently enacted Agriculture Improvement Act of 2018, more commonly referred to as the 2018 Farm Bill.

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed individual retirement accounts (“IRAs”), simplified employee pensions plans, employee stock ownership plans (“ESOPs”), defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $457 million of assets under management at December 31, 2021, and contributed $2.9 million of fee income for the year ended December 31, 2021.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue derived from our investment services for 2021 was $1.9 million with $596.5 million in assets under management at December 31, 2021.

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

The Basel III minimum capital ratios are summarized in the table below.

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

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. The applicable FDIC regulations have been amended to incorporate the increased capital requirements required by the Basel III Capital Rules that became effective on January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. Accordingly, a financial institution may be considered “well-capitalized” under the prompt corrective action framework, but not satisfy the full Basel III capital ratios. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company. The FDIC applies the same requirement in approving bank merger applications.

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

As of December 31, 2021, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

The BHCA also prohibits any company from acquiring “control” of a bank or bank holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on the facts and circumstances even with ownership below 5.00% up to 24.99% ownership. On September 30, 2020, the Federal Reserve’s final rule revising the Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHCA, became effective. The final rule created a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control, The final rule’s four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. By codifying the non-control presumptions, the final rule provides greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. The Federal Reserve’s final rule applies to control determinations under the BHCA, but does not apply to the Change in Bank Control Act, as amended (the “CIBC Act”).

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. Because the reserve ratio exceeded the targeted 1.35% by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank’s assessment credit as calculated by the FDIC was $675,000 and was first applied to the Bank’s September 2019 Quarterly Invoice for Deposit Insurance, and then was applied on a quarterly basis until it was exhausted in March 2020. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule. Under the FDIC’s restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect. FDIC staff may in the future recommend assessment rate adjustments if deemed necessary.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2021, the Bank paid $952,000 in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2021, the Bank paid examination assessments to the TDB totaling $279,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2021, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2021, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $12.2 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the Tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $97.5 million as of December 31, 2021.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2020 reflects a statewide loan-to-deposit ratio in New Mexico of 64%. As of December 31, 2021, the Bank’s statewide loan-to-deposit ratio in New Mexico was 33%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area (“AA”) to include geographies outside of a bank’s current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating. While the OCC adopted a final rule on May 20, 2020, published on June 5, 2020 (the “June 2020 CRA rule”), that was generally consistent with the proposed rule, the FDIC did not join in the June 2020 CRA rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups expressed hostility to the June 2020 CRA rule, and raised the possibility of repealing it through legislative action. In light of this, the OCC issued a final rule on December 14, 2021 rescinding the June 2020 CRA rule and replaced it with a rule based on the CRA rules adopted jointly by the federal banking agencies sin 1995. The Company and the Bank will continue to monitor these developments.

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

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2021, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA, signed into law in May 2018, prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2021, we had $323.1 million in ADC loans and $3.6 million in HVCRE loans.

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

Government and Regulatory Response to the COVID-19 Pandemic

The onset of the COVID-19 pandemic in the United States in certain respects, at least temporarily, impacted the Company’s operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower’s financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately. Consistent with the regulators’ guidance, the Company has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers impacted by the COVID-19 pandemic and requiring assistance.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, many state and local governments responded to the COVID-19 pandemic with the temporary closure of brick-and-mortar “non-essential” businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. These measures may be implemented again in the event of another COVID-19 outbreak or any current or future variant thereof and could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Our borrowers have had, and may have again, difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We have actively worked to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although loans on deferral related to the COVID-19 pandemic at December 31, 2021 were only $15.9 million, we cannot predict whether any such loan modifications may ultimately have an adverse impact on our profitability in future periods.

The ultimate effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions.

Changes in market interest rates or capital markets, including volatility resulting from the COVID-19 pandemic, could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates declined significantly in 2020 and have remained at such levels over the past year. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

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

In addition, the continued spread of COVID-19, and any current or future variant thereof, has also led to disruption and volatility in financial markets, which could increase our cost of capital and adversely affect our ability to access financial markets, which may in turn affect the value of the subordinated notes. This market volatility could result in a significant decline in our stock price and market capitalization, which could result in goodwill impairment charges.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on our stock price, business prospects, financial condition or results of operations. Any future development is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described herein will be heightened.

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

In addition, the inflationary outlook in the United States remains uncertain. The consumer price index increased 7 percent year-over-year in December 2021. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

In addition, we may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation, including the Families First Coronavirus Response Act. Further, if real estate markets or the economy in general deteriorate, the Bank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Bank to increase its allowance for loan losses in the future, which could have a negative effect on the Bank’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

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

As of December 31, 2021, loans to commercial borrowers represent approximately 71.4% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2021, approximately 69.4% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2021, our non-owner-occupied commercial real estate loans totaled approximately 36.7% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2021, approximately 9.3% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2021, agricultural loans were approximately 4.2% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

We generate noninterest income through the sale of crop insurance products, and a termination of or substantial changes to the Federal crop insurance program would adversely impact our revenues from such business.

Through the Federal Crop Insurance Corporation, the federal government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The federal government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurers would be higher, increasing the premium on such insurance, and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, reduce the amount of insurance premium subsidies provided to farmers or otherwise change the coverage provided under multi-peril crop insurance policies, purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market areas. For the year ended December 31, 2021, the Bank had approximately $8.1 million in noninterest income attributable to sales of crop insurance.

Sustained volatility in oil prices and the energy industry, including in Texas, could lead to increased credit losses in our energy portfolio, weaker demand for energy lending, and adversely affect our business, results of operations and financial condition.

Although our energy loan portfolio is relatively small, the energy industry is a significant sector in our markets in Texas, and we intend to increase our energy lending. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our intention to increase our energy lending, and our business, financial condition and results of operations. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy customers’ businesses are directly affected by volatility with the oil and gas industry and energy prices. While oil prices have increased in 2022, the oil and gas industry has remained volatile and prolonged volatility may cause further worsening conditions of energy industry and overall economic activities in the Company’s primary markets and could lead to increased credit stress in its loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, prolonged pricing pressure on oil and gas or general uncertainty resulting from energy price volatility could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty could have other adverse and unpredictable impacts, such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry like Texas and New Mexico, all of which could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of any collateral underlying our loans, and generally affect our business, financial condition and results of operations. Due to our geographic concentration, specifically in Texas, we may be less able than other larger regional or national financial institutions to diversify our credit risk across multiple markets.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers As of December 31, 2021, our 20 largest borrowing relationships ranged from approximately $18.6 million to $51.0 million (including unfunded commitments) and totaled approximately 17.3% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2021, our 20 largest deposit relationships accounted for approximately 14.4% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

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

In periods of increasing interest rates, loan originations may decline, and our borrowers may experience greater difficulties meeting their obligations, depending on the performance of the overall economy, which may adversely affect income from these lending activities. This could result in decreased interest income, decreased mortgage revenues and corresponding decreases in noninterest income from projected levels. During periods of reduced loan demand, results of operations may be adversely affected to the extent that we would be unable to reduce mortgage-related noninterest expenses commensurately with the decline in mortgage loan origination activity. Increases in interest rates could also adversely affect the market value of our fixed income assets. Conversely, in the current environment of decreasing interest rates and associated impacts of the COVID-19 pandemic on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans, loan originations may also decline, and our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) previously announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021 and the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published after June 2023. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain.

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost. At December 31, 2021, we had interest-rate swap contracts, other borrowings, and one loan indexed to LIBOR.

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

Mortgage originations have begun to decrease due to declines in refinance activity, and this trend may continue.

Mortgage revenues, which are primarily recognized from the sale in the secondary market of mortgage loans, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2021 were $59.7 million. As the result of the low level of market interest rates that existed for the past several years, demand for loans to refinance existing mortgages remained strong through most of 2021. As market interest rates have increased from the prior low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations continue to decrease, projected mortgage revenues and noninterest income will decrease.

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

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $19.7 million of mortgage servicing rights as of December 31, 2021.

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

Our ability to develop, retain and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and future prospects.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers, many of whom we develop internally. If we lose the services of any of our bankers, including successful bankers employed by financial institutions that we may acquire, to a new or existing competitor or otherwise, or fail to successfully recruit bankers or develop bankers internally, we may not be able to implement our growth strategy, retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new banker will be profitable or effective. If we are unable to develop, attract or retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and future prospects may be adversely affected.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, companies are facing increased scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

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

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the banking system in the United States. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. For example, the Dodd-Frank Act and related regulations, including the Home Mortgage Disclosure Act, subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. And over the last several years, state and federal regulators have focused on enhanced risk management practices, mortgage law and regulation, compliance with the BSA and AML laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws and regulations may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal bank regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have concentrations of ADC loans and non-owner occupied commercial real estate loans within their lending portfolios. In general, the guidance establishes the following supervisory criteria as preliminary indications of possible concentration risk: (1) the institution’s total ADC loans represent 100% or more of total capital; or (2) total non-owner occupied commercial real estate loans represent 300% or more of total capital, and such loans have increased by 50% or more during the prior 36-month period. This guidance suggests that institutions whose commercial real estate loans exceed these guidelines should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Our ADC loans comprise 74.7% of the Bank’s capital, and our non-owner occupied commercial real estate loans comprise 207.1% of the Bank’s capital. Although we are below the concentrations set forth in the guidance, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor the Bank’s commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

While all aspects of our operations are subject to detailed and complex compliance regimes, those portions of our lending operations which most directly deal with consumers pose particular challenges given the emphasis on consumer compliance by bank regulators at all levels. Residential mortgage lending raises significant compliance risks resulting from the detailed and complex nature of mortgage lending regulations imposed by federal regulatory agencies, and the relatively independent operating environment in which mortgage lending officers operate. In addition, some regulatory frameworks provide for the imposition of fines or penalties for noncompliance, even if noncompliance was inadvertent or unintentional. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, failure to comply with applicable laws and regulations, even if noncompliance is inadvertent or unintentional, could result in the Bank being strictly liable for restitution or damages to individual borrowers and could expose the Bank to other regulatory enforcement activity.

Risks Related to Our Common Stock

An active public trading market may not be sustained.

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

An investment in our common stock is not a bank deposit and is not insured against loss or guaranteed by the FDIC, any deposit insurance fund or by any other public or private entity. As a result, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas/Ft. Worth
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Dallas	Lake Highlands LPO
Lubbock	University Branch	Dallas	Lakewood LPO
Morton	Branch	Ft. Worth	LPO
Idalou	Branch	Grand Prairie	LPO
Levelland	Branch	Southlake	LPO
		Southlake	LPO

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso/Eastern New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	Gateway Branch
College Station	LPO	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch	Austin, Texas	LPO
Midland	Branch	Beaumont, Texas	LPO
Kermit	Branch	Dripping Springs, Texas	LPO
Fort Stockton	Branch	Waco, Texas	LPO
Monahans	Branch

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

In 2004, City Bank entered into a Software License and Maintenance Agreement with Kasasa, Ltd. f/k/a Moneyvue Financial, Inc., Bankvue Financial, Inc., and BancVue, Ltd. (“Kasasa”). Thereafter, in 2008, City Bank and Kasasa entered into a Trademark License Agreement. The contracts with Kasasa grant City Bank the exclusive right to market and use Kasasa’s “Reward Checking” software and trademark in Lubbock and Hockley Counties, Texas. In July 2020, Kasasa served a Notice of Termination of the Software License and Trademark License agreements, claiming that City Bank had breached the Software License and Maintenance Agreement by failing to timely pay amounts allegedly due and owing. City Bank vigorously rejected any such non-payment contentions and, in response to the Notice, filed suit against Kasasa in Travis County, Texas, styled City Bank v. Kasasa, Ltd., Cause No. D-1-GN-20-003630, 53rd Judicial District, Travis County, Texas. With the lawsuit, City Bank sought, among other claims and relief, an injunction against Kasasa. After an evidentiary hearing, the Court entered a temporary injunction against Kasasa expressly prohibiting it from, among other things, terminating the Software License and Maintenance Agreement pending trial. Based upon discovery in the lawsuit, City Bank also filed a breach of contract claim against Kasasa alleging that Kasasa violated City Bank’s contractual exclusivity rights. Kasasa has filed counterclaims, including for declaratory relief that the contracts should be declared unenforceable. In October 2021, Kasasa filed a counterclaim alleging that City Bank’s attempted enforcement of its exclusivity rights contravenes the Texas Free Enterprise and Antitrust Act. Kasasa purports to seek actual damages, to treble such actual damages, attorney’s fees and expenses. The case remains ongoing and trial is set for October 2022. City Bank intends to continue a vigorous pursuit of its claims against Kasasa. In addition, City Bank pursues a number of substantive factual and legal challenges to Kasasa’s counterclaims and believes the counterclaims are without merit. At this time, the ultimate outcome is unknown and an estimated range of any loss cannot be made.

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Except as described above, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

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

Holders of Record

As of March 3, 2022, there were approximately 170 holders of record of the Company’s common stock.

Dividends

The Company paid dividends of $0.05, $0.07, $0.09, and $0.09 per common share in the first, second, third, and fourth quarters of 2021, respectively. Additionally, the Company paid a dividend of $0.11 per common share in the first quarter of 2022. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,644,795	$15.02	1,221,206
Equity compensation plans not approved by shareholders	—	—	—
Total	1,644,795	$15.02	1,221,206

(1)
The number of shares available for future issuance includes 1,221,206 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On March 13, 2020, the Company approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. On November 2, 2020, the Company amended the Program to extend the original expiration date of April 15, 2021, to November 5, 2021, subject to certain limitations and conditions.

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

The following table summarizes the share repurchase activity for the three months ended December 31, 2021.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
October 2021	34,902	$24.68	$861,453	$3,629,152
November 2021	26,446	26.34	696,477	9,303,523
December 2021	59,359	26.75	1,588,093	7,715,430
Total	120,707

Stock Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading on May 9, 2019 and for the last trading date of each year from 2019 to 2021, with the cumulative total return of the S&P 500 and the S&P United States BMI Banks Index for the same periods. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on May 9, 2019, in the Company’s common stock, including reinvestment of any dividends, and each of the indices. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	5/9/19	12/19	12/20	12/21
South Plains Financial, Inc.	100.0	118.25	108.42	161.21
S&P United States BMI Banks Index	100.0	117.22	102.26	139.04
S&P 500	100.0	114.03	135.01	173.77
Source: S&P Global Market Intelligence © 2021

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Except as required by law, we assume no obligation to update any of these forward-looking statements.

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

Recent Developments

COVID-19 Update

The spread of COVID-19 continues to cause significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. In addition, the “Delta” and “Omicron” variants of COVID-19, which are the most transmissible variants identified to date, have spread in the U.S. in 2021. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic and any current or future variants of COVID-19, which could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies and regulators. We are closely monitoring the current environment, given the rise in cases due to the “Delta” and “Omicron” variants, and are preparing to quickly make any necessary adjustments to protect our employees and customers.

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

While the duration of the COVID-19 pandemic and the scope of its impact on the economy is uncertain, the Bank continues to be proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and offering loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank has offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of December 31, 2021, total active loan modifications attributed to COVID-19 were approximately $15.9 million, or 0.7%, of the Company’s loan portfolio. All active modifications are loans modified for either interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio. The Bank expects that these remaining loans on deferral will return to full payment status at the end of their respective deferral period.

The Paycheck Protection Program (“PPP”) was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”) in March 2020. The PPP allows entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. For PPP loans that the SBA approved on or after June 5, 2020, the loan must have a maturity of at least 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP loan funding and extends the authority of lenders to make PPP loans through March 31, 2021. The PPP Extension Act of 2021 was subsequently signed into law on March 30, 2021 and extended the PPP application deadline to May 31, 2021.

The Bank assisted approximately 2,100 customers for a total of $218 million in the first round of PPP. There has been approximately $217 million in PPP loan forgiveness by the SBA and loan repayments by customers, leaving approximately $1 million outstanding as of December 31, 2021. The Bank began accepting new applications for PPP loans in January 2021 to assist customers with the new round of the PPP until funding for the PPP expired on May 31, 2021. For the year ended December 31, 2021, the Bank funded approximately 1,100 PPP loans for a total of $91 million. The SBA has forgiven approximately $52 million of PPP loans from this last round.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic, or any current or future variant of COVID-19, on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part I, Item 1A, “Risk Factors” in this Report.

Selected Financial Data

The following table sets forth certain of our selected financial data for, and as of the end of, each of the periods indicated. This information should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report (dollars in thousands, except per share data).

	As of or for the Year Ended December 31,
	2021	2020	2019
Selected Income Statement Data:
Net interest income	$121,764	$122,285	$104,575
Provision for loan losses	(1,918)	25,570	2,799
Noninterest income	97,469	101,603	56,633
Noninterest expense	148,030	141,715	121,708
Income tax expense (benefit)	14,507	11,250	7,481
Net income	58,614	45,353	29,220
Share and Per Share Data:
Earnings per share (basic)	$3.26	$2.51	$1.74
Earnings per share (diluted)	3.17	2.47	1.71
Dividends per share	0.30	0.14	0.06
Tangible book value per share(1)	21.51	18.97	15.46
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$486,821	$300,307	$158,099
Investment securities	724,504	803,087	707,650
Gross loans held for investment	2,437,577	2,221,583	2,143,623
Allowance for loan losses	42,098	45,553	24,197
Total assets	3,901,855	3,599,160	3,237,167
Total deposits	3,341,222	2,974,351	2,696,857
Borrowings	122,168	223,532	205,030
Total stockholders’ equity	407,427	370,048	306,182
Performance Ratios:
Return on average assets	1.56%	1.31%	1.04%
Return on average stockholders’ equity	15.08%	13.40%	10.94%
Net interest margin(2)	3.51%	3.84%	3.98%
Efficiency ratio(3)	67.14%	62.99%	75.29%
Credit Quality Ratios:
Nonperforming assets to total assets(4)	0.30%	0.45%	0.24%
Nonperforming loans to total loans held for investment	0.43%	0.67%	0.28%
Allowance for loan losses to nonperforming loans(5)	397.23%	304.40%	400.28%
Allowance for loan losses to total loans held for investment	1.73%	2.05%	1.13%
Net loan charge-offs to average loans	0.06%	0.18%	0.09%
Capital Ratios:
Total stockholders’ equity to total assets	10.44%	10.28%	9.46%
Tangible common equity to tangible assets(1)	9.85%	9.60%	8.69%
Common equity tier 1 capital ratio	12.91%	12.96%	11.06%
Tier 1 leverage ratio	10.77%	10.24%	10.74%
Tier 1 risk-based capital ratio	14.49%	14.78%	12.85%
Total risk-based capital ratio	18.40%	19.08%	14.88%

(1)
Represents a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(2)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.
(3)	The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income.
(4)	Nonperforming assets consist of nonperforming loans plus OREO.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

Results of Operations

Net income for the year ended December 31, 2021 was $58.6 million, or $3.17 per diluted share, compared to $45.4 million, or $2.47 per diluted share, for the year ended December 31, 2020. The increase in net income was primarily the result of a decrease of $27.5 million in provision for loan loss, offset by a decrease of $4.1 million in noninterest income, an increase of $6.3 million in noninterest expense and an increase of $3.3 million in income tax expense.

Return on average assets was 1.56% and return on average equity was 15.08% for the year ended December 31, 2021, compared to 1.31% and 13.40%, respectively, for the year ended December 31, 2020. The increase in return on average assets was primarily due to the increase in net income of 29.2%, relative to a smaller increase of 8.8% for total average assets.

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

	Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP (1)	$2,302,413	$112,255	4.88%	$2,181,118	$116,753	5.35%	$1,997,783	$117,074	5.86%
Loans - PPP	117,788	8,290	7.04%	144,514	5,130	3.55%	—	—	—
Investment securities – taxable	532,272	9,292	1.75%	547,107	11,852	2.17%	317,947	8,608	2.71%
Investment securities – non-taxable	219,385	5,872	2.68%	158,482	4,489	2.83%	37,232	1,289	3.46%
Other interest-earning assets (2)	336,081	565	0.17%	184,262	1,100	0.60%	284,031	6,412	2.26%
Total interest-earning assets	3,507,939	136,274	3.88%	3,215,483	139,324	4.33%	2,636,993	133,383	5.06%
Noninterest-earning assets	261,140			249,536			182,967
Total assets	$3,769,079			$3,465,019			$2,819,960

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	1,841,678	4,163	0.23%	1,653,088	6,337	0.38%	1,448,320	16,436	1.13%
Time deposits	329,509	4,130	1.25%	331,623	5,557	1.68%	319,811	6,055	1.89%
Short-term borrowings	8,045	5	0.06%	19,404	104	0.54%	16,231	290	1.79%
Notes payable & other longer-term borrowings	19,641	38	0.19%	107,045	558	0.52%	95,054	2,024	2.13%
Subordinated debt securities	75,699	4,056	5.36%	38,747	2,223	5.74%	26,786	1,616	6.03%
Junior subordinated deferrable interest debentures	46,393	880	1.90%	46,393	1,167	2.52%	46,393	1,946	4.19%
Total interest-bearing liabilities	2,320,965	13,272	0.57%	2,196,300	15,946	0.73%	1,952,595	28,367	1.45%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,016,835			888,653			570,428
Other liabilities	42,654			41,573			29,891
Total noninterest-bearing liabilities	1,059,489			930,226			600,319
Shareholders’ equity	388,625			338,493			267,046
Total liabilities and shareholders’ equity	$3,769,079			$3,465,019			$2,819,960

Net interest income		$123,002			$123,378			$105,016
Net interest spread			3.31%			3.61%			3.61%
Net interest margin(3)			3.51%			3.84%			3.98%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31, 2021 over 2020			Year Ended December 31, 2020 over 2019
	Change due to:			Change due to:
	Volume	Rate	Total Variance	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$6,493	$(10,991)	$(4,498)	$10,744	$(11,065)	$(321)
Loans - PPP	(949)	4,109	3,160	—	5,130	5,130
Investment securities – taxable	(321)	(2,239)	(2,560)	6,204	(2,960)	3,244
Investment securities – non-taxable	1,725	(342)	1,383	4,198	(998)	3,200
Other interest-earning assets	906	(1,441)	(535)	(2,252)	(3,060)	(5,312)
Total increase (decrease) in interest income	7,854	(10,904)	(3,050)	18,894	(12,953)	5,941

Interest-bearing liabilities:
NOW, Savings, MMDAs	723	(2,897)	(2,174)	2,324	(12,423)	(10,099)
Time deposits	(35)	(1,392)	(1,427)	224	(722)	(498)
Short-term borrowings	(61)	(38)	(99)	57	(243)	(186)
Notes payable & other borrowings	(456)	(64)	(520)	255	(1,721)	(1,466)
Subordinated debt securities	2,120	(287)	1,833	722	(115)	607
Junior subordinated deferrable interest debentures	—	(287)	(287)	—	(779)	(779)
Total increase (decrease) interest expense:	2,291	(4,965)	(2,674)	3,582	(16,003)	(12,421)

Increase (decrease) in net interest income	$5,563	$(5,939)	$(376)	$15,312	$3,050	$18,362

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Net interest income for the year ended December 31, 2021 was $121.8 million compared to $122.3 million for the year ended December 31, 2020, an decrease of $0.5 million, or 0.4%. The decrease in net interest income in 2021 was comprised of a $3.2 million, or 2.3%, decrease in interest income and a $2.7 million, or 16.8%, decrease in interest expense. The decrease in interest income was primarily attributable to a decrease in the yield on average interest-earning assets of 45 basis points offset by the growth of $292.5 million in these assets during the year ended December 31, 2021. During the years ended December 31, 2021 and 2020, the Company recognized $6.1 and 3.7 million, respectively, in deferred PPP-related SBA fees. When received, these fees are deferred and then accreted into interest income over the life of the applicable PPP loans. At the time of PPP loan forgiveness by the SBA, any remaining deferred fees are recognized immediately. At December 31, 2021 and 2020, there was $1.9 and $4.1 million, respectively, of deferred PPP-related SBA fees that have not been accreted to income. The Company expects that the majority of the remaining first and second rounds of PPP loans will continue to be forgiven by the SBA or repaid over the next several quarters.

The $2.7 million decrease in interest expense for the year ended December 31, 2021 was primarily related to a 16 basis points decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $124.7 million in average interest-bearing liabilities over the same period in 2020. The increase in average interest-bearing liabilities was mainly due to increased deposits from PPP loan funding, other government stimulus payments and programs during the period as well as organic growth, partially offset by the repayment of $75.0 million in long-term advances during 2021.

For the year ended December 31, 2021, net interest margin and net interest spread were 3.51% and 3.31%, respectively, compared to 3.84% and 3.61% for the same period in 2020, respectively, which reflects the changes in interest income and interest expense discussed above.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Net interest income for the year ended December 31, 2020 was $122.3 million compared to $104.6 million for the year ended December 31, 2019, an increase of $17.7 million, or 16.9%. The increase in net interest income was comprised of a $5.3 million, or 4.0%, increase in interest income and a $12.4 million, or 43.8%, decrease in interest expense. The growth in interest income was primarily attributable to a $183.3 million, or 9.2%, increase in average non-PPP loans outstanding during the year ended December 31, 2020, compared to 2019, partially offset by a 51 basis points decrease in the yield on total loans. The increase in average loans outstanding was primarily the result of a complete year of loans acquired from WTSB and an increase of $44.2 million in average mortgage loans held for sale. The decline in yield was a result of the large drop in rates experienced in the first quarter of 2020 and its continued effects. As of December 31, 2020, the Company had originated approximately 2,100 PPP loans, totaling $218 million, and had received $7.8 million in PPP related SBA fees due to PPP loan forgiveness received from the SBA during the period. These fees were deferred and then accreted into interest income over the life of the applicable loans. During the year ended December 31, 2020, the Company recognized $3.7 million in PPP related SBA fees. At December 31, 2020, there was $4.1 million of deferred fees that had not been accreted to income.

The $12.4 million decrease in interest expense for the year ended December 31, 2020 was primarily related to a 72 basis points decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $243.7 million in average interest-bearing liabilities. The increase in average interest-bearing liabilities was largely due to a complete year of the deposits acquired from WTSB and growth in deposits from organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. Additionally, the decrease in the rate paid on interest-bearing liabilities was the result of the decline in the overall rate environment experienced in the first quarter of 2020.

For the year ended December 31, 2020, net interest margin and net interest spread were 3.84% and 3.61%, respectively, compared to 3.98% and 3.61% for the same period in 2019, respectively, which reflects the changes in interest income and interest expense discussed above.

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

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The provision for loan losses for the year ended December 31, 2021 was a credit of $1.9 million compared to $25.6 million for the year ended December 31, 2020. The decrease in the provision for loan losses for the year ended December 31, 2021 compared to the same period in 2020 is primarily a result of general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans. Net charge-offs decreased $2.7 million during 2021 as compared to 2020. The allowance for loan losses as a percentage of loans held for investment was 1.73% at December 31, 2021 and 2.05% at December 31, 2020. Further discussion of the allowance for loan losses is noted below.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31, 2021 over 2020			Year Ended December 31, 2020 over 2019
	2021	2020	Increase (decrease)	2020	2019	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,963	$7,032	$(69)	$7,032	$8,129	$(1,097)
Income from insurance activities	8,314	7,644	670	7,644	7,016	628
Bank card services and interchange fees	12,239	10,035	2,204	10,035	8,692	1,343
Mortgage banking activities	59,726	65,042	(5,316)	65,042	25,126	39,916
Investment commissions	1,934	1,698	236	1,698	1,710	(12)
Fiduciary income	2,917	3,185	(268)	3,185	2,306	879
Gain on sale of securities	—	2,318	(2,318)	2,318	—	2,318
Other income and fess(1)	5,376	4,649	727	4,649	3,654	995
Total noninterest income	$97,469	$101,603	$(4,134)	$101,603	$56,633	$44,970

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Noninterest income for the year ended December 31, 2021 was $97.5 million compared to $101.6 million for the year ended December 31, 2020, a decrease of $4.1 million, or 4.1%. Income from mortgage banking activities decreased $5.3 million, or 8.2%, to $59.7 million for the December 31, 2021 from $65.0 million for the year ended December 31, 2020. The decrease was primarily the result of a reduction of $106.3 million in interest rate lock commitments and a decline in gain on sale margins, partially offset by an increase of $58.1 million in mortgage loan originations for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our mortgage originations experienced another high level of volume in 2021 as the industry continued to benefit from historic low levels of interest rates through a majority of 2021. Refinance activity represented 54% of the 2021 originations as compared to 53% in 2020. Refinance activity is expected to taper off in 2022 and then return to more historically-consistent levels. Additionally, bank card services and interchange fee income increased $2.2 million and income from insurance activities increased $670 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in bank card services and interchange fee income was primarily tied to the growth in deposits, increased consumer spending, and the expansion of credit card services. The increase in income from insurance activities is primarily related to increased premiums paid in 2021. Further, there was a $2.3 million gain on sale of securities in the first quarter of 2020.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Noninterest income for the year ended December 31, 2020 was $101.6 million compared to $56.6 million for the year ended December 31, 2019, an increase of $45.0 million, or 79.4%. Income from mortgage banking activities increased $39.9 million, or 158.9%, to $65.0 million for the December 31, 2020 from $25.1 million for the year ended December 31, 2019. This increase was due primarily due to an increase of $802.2 million, or 125.2%, in mortgage loan originations for the year ended December 31, 2020, compared to the year ended December 31, 2019. Our mortgage originations experienced a record level of volume in 2020 as the industry benefited from historic low levels of interest rates. Refinance activity represented 53% of the 2020 originations as compared to 28% in 2019. Additionally, fiduciary income increased $879 thousand, and income from insurance activities increased $628 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in fiduciary income was primarily due to new customer acquisition with estate executorship and trust management as the primary services in late third quarter 2019. It is expected that fiduciary fees will be $410 thousand per quarter lower beginning in the third quarter of 2021, prior to any organic growth, due to the fees on some estates being fully earned at end of the second quarter of 2021. The increase in income from insurance activities is related to new revenue generated from two businesses acquired since September 1, 2019. Further, there was a $2.3 million gain on sale of securities in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31, 2021 over 2020			Year Ended December 31, 2020 over 2019
	2021	2020	Increase (decrease)	2020	2019	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$93,360	$89,220	$4,140	$89,220	$75,392	$13,828
Occupancy expense, net	14,560	14,658	(98)	14,658	13,572	1,086
Professional services	6,752	6,322	430	6,322	7,334	(1,012)
Marketing and development	3,225	3,088	137	3,088	3,017	71
IT and data services	4,007	3,574	433	3,574	2,830	744
Bankcard expenses	4,995	4,253	742	4,253	3,346	907
Appraisal expenses	3,248	2,782	466	2,782	1,625	1,157
Other expenses(1)	17,883	17,818	65	17,818	14,592	3,226
Total noninterest expense	$148,030	$141,715	$6,315	$141,715	$121,708	$20,007

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Noninterest expense for 2021 was $148.0 million compared to $141.7 million for 2020, an increase of $6.3 million, or 4.5%. Salaries and employee benefits increased $4.1 million, or 4.6%, from $89.2 million for the December 31, 2020 to $93.4 million for the year ended December 31, 2021. This increase in salaries and employee benefits expense was predominately driven by increased commissions paid on the higher volume of mortgage loan originations and other personnel expenses to support mortgage activities. Additionally, salary expense increased due to expenses for incentive-based compensation related to the growth in loans held for investment in 2021 and for newly-hired commercial loan officers as part of our stated initiative. All other noninterest expenses increased $2.2 million for the year ended December 31, 2021, compared to the same period in 2020. This increase was primarily related to additional expenses incurred in 2021 for bankcard expenses as a result of increased consumer spending, growth in deposits, and credit card program expenses. Additionally, there were increases in appraisal expenses due to the high mortgage volume noted above and increased technology costs as part of the investment in planning our transition of computing and data storage to the cloud as well as further development of the new customer lead generation initiative.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Noninterest expense for 2020 was $141.7 million compared to $121.7 million for 2019, an increase of $20.0 million, or 16.4%. Salaries and employee benefits increased $13.8 million, or 18.3%, from $75.4 million for the December 31, 2019 to $89.2 million for the year ended December 31, 2020. This increase in salaries and employee benefits expense was predominantly driven by $10.1 million of additional commissions paid on the higher volume of mortgage loan originations and from the full year of expenses for the personnel in the branches acquired from WTSB. All other noninterest expenses increased $6.2 million for the year ended December 31, 2020, compared to the same period in 2019. This increase was primarily due to the following: a $1.6 million increase in variable mortgage expenses as a result of increased production, a $1.4 million increase in core deposit intangible and other intangibles amortization expense, a $621 thousand increase in data conversion expenses related to the WTSB acquisition, and $701 thousand in computer equipment purchased in connection with upgrading the equipment at the acquired branches as well as at existing branches and a new phone system. The computer equipment purchases were expensed due to the individual items falling below the Company’s capitalization threshold.

Financial Condition

Our total assets increased $302.7 million, or 8.4%, to $3.90 billion at December 31, 2021 as compared to $3.60 billion at December 31, 2020. Our loans held for investment increased $216.0 million, or 9.7%, to $2.44 billion at December 31, 2021, compared to $2.22 billion at December 31, 2020. Total deposits increased $366.9 million, or 12.3% to $3.34 billion at December 31, 2021, compared to $2.97 billion at December 31, 2020. The increase in total assets, loans, and deposits was primarily the result of organic growth of the Company, which included hiring new commercial lenders as part of a stated growth initiative.

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

Loans held for investments increased $216.0 million, or 9.7%, to $2.44 billion at December 31, 2021 as compared to $2.22 billion at December 31, 2020. We had net organic growth in non-PPP loans of $345.8 million during the year ended December 31, 2021. This increase occurred in a majority of loan segments, with the largest volume growth in residential construction, residential mortgage, consumer auto, direct energy, restaurant & retail, and multifamily property loans. These increases were partially offset by a decrease in aggregate principal amounts of PPP loans of $129.8 million as the Company funded $91.4 million in new PPP loans and received forgiveness payments from the SBA or repayments totaling $221.2 million on PPP loans during 2021.

The following table shows the contractual maturities of our loans held for investment portfolio at December 31, 2021:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$88,513	$334,496	$202,825	$129,610	$755,444
Commercial - specialized	105,538	115,983	108,892	48,312	378,725
Commercial - general	68,015	165,597	134,798	91,614	460,024
Consumer:
1-4 family residential	43,928	66,942	71,376	205,444	387,690
Auto loans	2,175	141,693	96,851	—	240,719
Other consumer	5,009	39,431	23,596	77	68,113
Construction	132,396	6,051	747	7,668	146,862
Total loans	$445,574	$870,193	$639,085	$482,725	$2,437,577

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of December 31, 2021:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$273,308	$393,623
Commercial - specialized	68,743	204,444
Commercial - general	155,024	236,985
Consumer:
1-4 family residential	201,274	142,488
Auto loans	238,544	—
Other consumer	62,775	329
Construction	543	13,923
Total loans	$1,000,211	$991,792

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 69.4% of our loans were secured by real property as of December 31, 2021, compared to 66.5% as of December 31, 2020. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 36.7% of loans held for investment as of December 31, 2021 and represented 29.9% of loans held for investment as of December 31, 2020. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $92.1 million, or 13.9%, to $755.4 million as of December 31, 2021 from $663.3 million as of December 31, 2020. This increase was primarily driven by organic growth of $71.6 million in multifamily property loans and an increase of $21.2 million in other commercial tenant loans.

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

Commercial general loans decreased $58.3 million, or 11.2%, to $460.0 million as of December 31, 2021 from $518.3 million as of December 31, 2020. The decrease in commercial general loans was primarily due to a decrease in PPP loans of $129.8 million, partially offset by organic loan growth of $31.2 million in restaurant and retail loans.

Commercial specialized loans increased $67.0 million, or 21.5%, to $378.7 million as of December 31, 2021 from $311.7 million as of December 31, 2020. This increase was primarily due to organic growth in our direct energy sector of $54.8 million and an increase of $18.9 million in agricultural real estate loans.

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

Consumer and other loans increased $62.8 million, or 9.9%, to $696.5 million as of December 31, 2021, from $633.8 million as of December 31, 2020. The increase in these loans was primarily a result of a $27.4 million increase in residential mortgage loans and a $34.9 million increase in consumer auto loans as a result of increased auto and home buyer demand. As of December 31, 2021, our consumer loan portfolio was comprised of $387.7 million in 1-4 family residential loans, $240.7 million in auto loans, and $68.1 million in other consumer loans.

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

Construction loans increased $52.4 million, or 55.4%, to $146.9 million as of December 31, 2021 from $94.5 million as of December 31, 2020. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets as lower mortgage interest rates increased the number of buyers for homes.

Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2021, PPP loans totaled approximately $40.2 million which are included in commercial general loans.

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2021	2020
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$542,338	$417,798
Standby letters of credit	12,418	10,481
Total	$554,756	$428,279

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

The allowance for loan losses was $42.1 million at December 31, 2021 compared to $45.6 million at December 31, 2020, an decrease of $3.5 million, or 7.6%. The decrease is primarily a result of a negative provision of $2.0 million being recorded in June 2021 based on general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans.

The following table provides an analysis of the allowance for loan losses and other data at the dates indicated.

	As of December 31,
	2021	2020	2019
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$705,516	$654,923	$538,441
Commercial – specialized	336,754	318,141	296,910
Commercial – general	490,945	545,391	414,512
Consumer:
1-4 family residential	374,609	362,415	354,332
Auto loans	227,301	205,849	205,306
Other consumer	68,106	70,478	71,609
Construction	124,840	90,277	84,344
Loans held for sale	92,130	78,158	32,329
Total average loans outstanding during period	$2,420,201	$2,325,632	$1,997,783

Net charge-offs during the period
Commercial real estate	$(109)	$(295)	$(431)
Commercial – specialized	11	1,041	231
Commercial – general	459	1,601	(227)
Consumer:
1-4 family residential	44	(75)	375
Auto loans	483	973	885
Other consumer	653	970	820
Construction	(4)	(1)	75
Total net charge-offs during the period	$1,537	$4,214	$1,728

Total loans held for investment outstanding	$2,437,577	$2,221,583	$2,143,623
Nonaccrual loans	$9,518	$13,718	$4,693
Allowance for loan losses	$42,098	$45,553	$24,197

Ratio of allowance to total loans held for investment	1.73%	2.05%	1.13%
Ratio of allowance to nonaccrual loans	442.30%	332.07%	515.60%
Ratio of nonaccrual loans to total loans held for investment	0.39%	0.62%	0.22%

Ratio of net charge-offs to average loans during the period
Commercial real estate	(0.02)%	(0.05)%	(0.08)%
Commercial – specialized	—	0.33%	0.08%
Commercial – general	0.09%	0.29%	(0.05)%
Consumer:
1-4 family residential	0.01%	(0.02)%	0.11%
Auto loans	0.21%	0.47%	0.43%
Other consumer	0.96%	1.38%	1.15%
Construction	—	—	0.09%
Total ratio of net charge-offs to average loans during the period	0.06%	0.18%	0.09%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $1.5 million and were 0.06% of average loans outstanding for the year ended December 31, 2021, compared to $4.2 million and 0.18% for the year ended December 31, 2020. The decrease in net charge-offs was primarily the result of a $518 thousand charge-off on a retail commercial relationship in the first quarter of 2020, a $822 thousand charge-off of an acquired direct energy relationship in the second quarter of 2020, and a $451 thousand charge-off of a commercial credit in the third quarter of 2020, as well as other smaller commercial-general charge-offs during 2020. The allowance for loan losses as a percentage of loans held for investment was 1.73% at December 31, 2021 and 2.05% at December 31, 2020.

While the entire allowance is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of allowance in each classification to total allowance:

	As of December, 31
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$17,245	41.0%	$18,962	41.6%	$5,049	20.9%
Commercial – specialized	4,363	10.4	5,760	12.6	2,287	9.5
Commercial – general	8,466	20.1	9,227	20.3	9,609	39.7
Consumer:
1-4 family residential	5,268	12.5	4,646	10.2	2,093	8.6
Auto loans	3,653	8.7	4,226	9.3	3,385	14.0
Other consumer	1,357	3.2	1,671	3.7	1,341	5.5
Construction	1,746	4.1	1,061	2.3	433	1.8
Total allowance for loan losses	$42,098	100.0%	$45,553	100.0%	$24,197	100.0%

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

At December 31, 2021, our total nonaccrual loans were $9.5 million, or 0.39% of total loans held for investment, as compared to $13.7 million, or 0.62% of total loans held for investment, at December 31, 2020. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of December 31, 2021 to cover any probable loss. The decrease in the year ended December 31, 2021 was primarily due to two nonaccrual commercial real estate loans totaling $3.7 million paying off in 2021. This reduction was partially offset by an increase of $1.2 million in six consumer 1-4 family residential loans being placed on nonaccrual in 2021.

Nonperforming loans were $10.6 million at December 31, 2021 and $15.0 million at December 31, 2020.

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

We had no loans restructured as TDRs during 2021, 2020, or 2019. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at December 31, 2021 were:

•
Restaurant and retail owner-occupied loans totaled $122.4 million, or 5.0% of total loans. The average loan size is $448 thousand. There was $1.9 million in classified loans, $6 thousand in loans past due 30 days or more, and $1.2 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 2.56%. As of December 31, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $112.9 million, or 4.6% of total loans. The average loan size is $2.7 million. There was $39.0 million in classified loans, no loans past due 30 days or more, and $1.1 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 7.81%. As of December 31, 2021, approximately 14% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications have original modified terms that extended up to 18 months. The Company expects that these remaining modified loans will return to full payment status at the end of their respective modification period.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $118.8 million (or 4.9% of total loans) at December 31, 2021. There was $5.6 million in classified loans, $9 thousand in loans past due 30 days or more, and $44 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 1.76%. As of December 31, 2021, none of these loans were active modifications as a result of the COVID-19 pandemic.

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

Total securities at December 31, 2021 were $724.5 million, representing an decrease of $78.6 million, or 9.8%, compared to $803.1 million at December 31, 2020. The decrease was primarily due to $120.3 million in maturities, prepayments, and calls, partially offset by $61.5 million in purchases and a $15.5 million decline in the unrealized gain at December 31, 2021 compared to December 31, 2020.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—	$—	—%	$—	—%	$—	—%
State and municipal	1,939	2.74	7,563	2.58	10,502	2.11	245,139	2.24
Mortgage-backed securities	—	—	1,476	1.43	59,116	2.20	242,381	1.86
Collateralized mortgage obligations	—	—	—	—	106,733	0	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,328	2.90	23,718	2.82
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,939	2.74%	$9,039	2.39%	$190,679	1.43%	$511,238	2.09%

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

Total deposits at December 31, 2021 were $3.34 billion, representing an increase of $366.9 million, or 12.3%, compared to $2.97 billion at December 31, 2020. The increase in total deposits since December 31, 2020 is primarily due to organic growth, customers depositing funds received from PPP loans and maintaining higher balances, and other government stimulus payments and programs. We anticipate that as customers spend down their PPP loan funds, this may result in a reduction in deposits. As of December 31, 2021, 32.1% of total deposits were comprised of noninterest-bearing demand accounts, 57.8% of interest-bearing non-maturity accounts and 10.1% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2021		2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,016,835	—%	$888,653	—%	$570,428	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	355,274	0.03	329,431	0.13	266,991	0.35
Savings accounts	132,426	0.09	113,681	0.09	71,754	0.20
Money market accounts	1,353,978	0.29	1,209,976	0.48	1,109,575	1.38
Time deposits	329,509	1.25	331,623	1.68	319,811	1.89
Total interest-bearing deposits	2,171,187	0.38	1,984,711	0.60	1,768,131	1.27
Total deposits	$3,188,022	0.26%	$2,873,364	0.41%	$2,338,559	0.96%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of December 31, 2021 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$6,135	$12,072	$39,261	$24,513	$81,981

The estimated amount of uninsured deposits as of December 31, 2021 was $1.07 billion.

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2021 and December 31, 2020 we had total remaining borrowing capacity from the FHLB of $903.9 million and $512.5 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of and for the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Amount outstanding at year-end	$—	$75,000
Weighted average interest rate at year-end	—	0.21%
Maximum month-end balance during the year	$75,000	$170,000
Average balance outstanding during the year	$19,641	$116,517
Weighted average interest rate during the year	0.19%	0.44%

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $593.6 million and $700.8 million at December 31, 2021 and 2020, respectively.

The Company has used FHLB letters of credit to pledge to certain public deposits. The balance of the FHLB letters of credit at December 31, 2020 was $199.0 million. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at December 31, 2021.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of and for the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$—	$—
Average balance outstanding during the year	$—	$1,209
Weighted average interest rate during the year	—%	0.22%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million and $165.0 million as of December 31, 2021 and 2020. The lines were not used at December 31, 2021 and 2020.

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

As of December 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $697 thousand of remaining debt issuance costs for a total balance of $75.8 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2021 and 2020. Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid.

The chart below indicates certain information, as of December 31, 2021, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.77%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	33-mo. LIBOR + 139 bps; 1.59%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 1.70%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2021.

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

Capital Requirements

Total shareholders’ equity increased to $407.4 million as of December 31, 2021, compared to $370.0 million as of December 31, 2020. The increase from December 31, 2020 was primarily the result of $58.6 million in net earnings for the year ended December 31, 2021, partially offset by a decrease in accumulated other comprehensive gain of $7.6 million, net of tax, and by $5.4 million in dividends paid.

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

At December 31, 2021, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2021, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2021 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

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

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2021:
Total capital (to risk-weighted assets)
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%
Tier 1 capital (to average assets)
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%
Tier 1 capital (to average assets)
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

Treasury Stock

We repurchased stock in accordance with its stock repurchase programs during 2021 and 2020. In 2021, we repurchased 393,529 shares of common stock for a total of $9.2 million. In 2020, we repurchased 19,035 shares of common stock for a total of $293 thousand. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Report for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2021	2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	6.89	5.33
+200	4.53	2.90
+100	2.02	1.06
-100	(1.05)	(1.24)

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

The Company’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of the Company are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. However, other operating expenses do reflect general levels of inflation. Management seeks to manage the relationship between interest rate-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation. Various information shown elsewhere in this Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, additional information related to the Company’s interest rate-sensitive assets and liabilities is contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the heading “Interest Rate Sensitivity and Market Risk.”

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2021		2020	2019
	(Dollars in thousands)
Total stockholders’ equity		$407,427	$370,048	$306,182
Less: Goodwill and other intangibles		(25,403)	(27,070)	(27,389)
Tangible common equity	$	$ 382,024	$342,978	$278,793

Total assets		$3,901,855	$3,599,160	$3,237,167
Less: Goodwill and other intangibles		(25,403)	(27,070)	(27,389)
Tangible assets		$3,876,452	$3,572,090	$3,209,778
Shares outstanding		17,760,243	18,076,364	18,036,115
Total stockholders’ equity to total assets		10.44%	10.28%	9.46%
Tangible common equity to tangible assets		9.85%	9.60%	8.69%
Book value per share		$22.94	$20.47	$16.98
Tangible book value per share		$21.51	$18.97	$15.46

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2021.

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

Mortgage Servicing Rights Asset. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates present value of estimated future servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports change in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest income in the CFS. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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
Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 7, 2022

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$68,425	$76,146
Interest-bearing deposits in banks	418,396	224,161
Cash and cash equivalents	486,821	300,307

Securities available for sale	724,504	803,087
Loans held for sale	76,507	111,477
Loans held for investment	2,437,577	2,221,583
Allowance for loan losses	(42,098)	(45,553)
Loans held for investment, net	2,395,479	2,176,030

Accrued interest receivable	13,900	15,233
Premises and equipment, net	57,699	60,331
Bank-owned life insurance	71,978	70,731
Goodwill	19,508	19,508
Intangible assets, net	5,895	7,562
Mortgage servicing rights	19,700	9,049
Deferred tax asset, net	3,038	2,461
Other assets	26,826	23,384
Total assets	$3,901,855	$3,599,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,071,367	$917,322
Interest-bearing	2,269,855	2,057,029
Total deposits	3,341,222	2,974,351

Short-term borrowings	—	26,550
Accrued expenses and other liabilities	31,038	31,229
Notes payable & other borrowings	—	75,000
Subordinated debt securities	75,775	75,589
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,494,428	3,229,112
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, 30,000,000 shares authorized; 17,760,243 issued in 2021 and 18,076,364 issued in 2020	17,760	18,076
Additional paid-in capital	133,215	141,112
Retained earnings	242,750	189,521
Accumulated other comprehensive income	13,702	21,339
Total stockholders’ equity	407,427	370,048
Total liabilities and stockholders’ equity	$3,901,855	$3,599,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$120,540	$121,733	$116,904
Securities:
Taxable	9,445	12,267	8,890
Non taxable	4,639	3,546	1,018
Federal funds sold and interest-bearing deposits in banks	412	685	6,130
Total interest income	135,036	138,231	132,942

Interest expense:
Deposits	8,293	11,894	22,491
Notes payable & other borrowings	43	662	2,314
Subordinated debt securities	4,056	2,223	1,616
Junior subordinated deferrable interest debentures	880	1,167	1,946
Total interest expense	13,272	15,946	28,367

Net interest income	121,764	122,285	104,575
Provision for loan losses	(1,918)	25,570	2,799
Net interest income, after provision for loan losses	123,682	96,715	101,776

Noninterest income:
Service charges on deposit accounts	6,963	7,032	8,129
Income from insurance activities	8,314	7,644	7,016
Net gain on sales of loans	51,184	63,531	23,521
Bank card services and interchange fees	12,239	10,035	8,692
Realized gain on sale of securities	—	2,318	—
Investment commissions	1,934	1,698	1,710
Fiduciary fees	2,917	3,185	2,306
Other	13,918	6,160	5,259
Total noninterest income	97,469	101,603	56,633

Noninterest expense:
Salaries and employee benefits	93,360	89,220	75,392
Occupancy and equipment, net	14,560	14,658	13,572
Professional services	6,752	6,322	7,334
Marketing and development	3,225	3,088	3,017
IT and data services	4,007	3,574	2,830
Bank card expenses	4,995	4,253	3,346
Appraisal expenses	3,248	2,782	1,625
Other	17,883	17,818	14,592
Total noninterest expense	148,030	141,715	121,708

Income before income taxes	73,121	56,603	36,701
Income tax expense	14,507	11,250	7,481
Net income	$58,614	$45,353	$29,220

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Earnings per share:
Basic	$3.26	$2.51	$1.74
Diluted	$3.17	$2.47	$1.71

Net income	$58,614	$45,353	$29,220
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale	(15,479)	28,193	4,025
Change in net gain (loss) on cash flow hedges	5,812	(76)	—
Reclassification adjustment for (gain) loss included in net income	—	(2,318)	28
Tax effect	2,030	(5,418)	(852)
Other comprehensive income (loss)	(7,637)	20,381	3,201
Comprehensive income	$50,977	$65,734	$32,421

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Less: ESOP Owned
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Total

Balance at December 31, 2018	14,771,520	$14,772	$80,412	$119,834	$(2,243)	$(58,195)	$154,580
Issuance of common stock, net	3,207,000	3,207	48,185	—	—	—	51,392
Net income	—	—	—	29,220	—	—	29,220
Cash dividends declared - $0.06 per share	—	—	—	(1,079)	—	—	(1,079)
Other comprehensive income, (net of tax)	—	—	—	—	3,201	—	3,201
Terminated ESOP put option	—	—	—	—	—	58,195	58,195
Exercise of employee stock options, net of 111,011 shares for cashless exercise and net of 18,894 shares for taxes	57,595	57	(408)	—	—	—	(351)
Stock based compensation	—	—	853	—	—	—	853
Share-based liability awards modified to equity awards	—	—	11,450	—	—	—	11,450
Cumulative change in accounting principle	—	—	—	(1,279)	—	—	(1,279)
Balance at December 31, 2019	18,036,115	18,036	140,492	146,696	958	—	306,182
Net income	—	—	—	45,353	—	—	45,353
Cash dividends declared - $0.14 per share	—	—	—	(2,528)	—	—	(2,528)
Other comprehensive income, (net of tax)	—	—	—	—	20,381	—	20,381
Exercise of employee stock options, net of 69,855 shares for cashless exercise and net of 17,762 shares for taxes	59,284	59	(378)	—	—	—	(319)
Repurchases of common stock	(19,035)	(19)	(274)	—	—	—	(293)
Stock-based compensation	—	—	1,272	—	—	—	1,272
Balance at December 31, 2020	18,076,364	18,076	141,112	189,521	21,339	—	370,048
Net income	—	—	—	58,614	—	—	58,614
Cash dividends declared - $0.30 per share	—	—	—	(5,385)	—	—	(5,385)
Other comprehensive loss, (net of tax)	—	—	—	—	(7,637)	—	(7,637)
Exercise of employee stock options, net of 82,004 shares for cashless exercise and net of 23,559 shares for taxes	77,408	77	(702)	—	—	—	(625)
Repurchases of common stock	(393,529)	(393)	(8,834)	—	—	—	(9,227)
Stock-based compensation	—	—	1,639	—	—	—	1,639
Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$—	$407,427

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$58,614	$45,353	$29,220
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(1,918)	25,570	2,799
Depreciation and amortization	6,436	6,575	5,225
Net amortization of premium on investment securities	4,513	3,166	252
Other gains, net	(729)	(2,539)	40
Net gain on sales of loans	(51,184)	(63,531)	(23,521)
Proceeds from sales of loans held for sale	1,577,953	1,434,173	652,216
Loans originated for sale	(1,500,995)	(1,442,913)	(640,680)
Earnings on bank-owned life insurance	(1,247)	(1,334)	(1,293)
Stock-based compensation	1,639	1,272	853
Change in valuation of mortgage servicing rights	(1,455)	2,834	548
Net change in:
Accrued interest receivable and other assets	244	(4,610)	321
Accrued expenses and other liabilities	4,400	1,611	4,504
Net cash from operating activities	96,271	5,627	30,484

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(61,548)	(279,727)	(489,032)
Sales	—	94,514	52,495
Maturities, prepayments, and calls	120,325	114,850	139,255
Loan originations and principal collections, net	(218,458)	(84,991)	5,572
Cash paid for acquisition	—	(687)	—
Net cash received in business combinations	—	—	78,171
Goodwill adjustment related to litigation settlement	—	460	—
Purchases of premises and equipment, net	(2,920)	(3,310)	(3,997)
Proceeds from sales of premises and equipment	1,458	222	208
Proceeds from sales of foreclosed assets	1,302	2,441	3,835
Net cash from investing activities	(159,841)	(156,228)	(213,493)

Cash flows from financing activities:
Net change in deposits	366,871	277,494	33,227
Net change in short-term borrowings	(26,550)	(10,615)	19,460
Proceeds from common stock issuance, net	—	—	51,392
Proceeds from subordinated debt issuance, net	—	49,070	—
Proceeds from notes payable and other borrowings	—	75,000	(351)
Payments to tax authorities for stock-based compensation	(625)	(319)	—
Payments made on notes payable and other borrowings	(75,000)	(95,000)	(7,530)
Cash dividends on common stock	(5,385)	(2,528)	(1,079)
Payments to repurchase common stock	(9,227)	(293)	—
Net cash from financing activities	250,084	292,809	95,119

Net change in cash and cash equivalents	$186,514	$142,208	$(87,890)
Beginning cash and cash equivalents	300,307	158,099	245,989
Ending cash and cash equivalents	$486,821	$300,307	$158,099

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$13,471	$16,116	$28,125
Income taxes paid	12,400	13,513	6,474
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	927	1,867	2,452
Business combination measurement period adjustment	—	1,211	—
Additions to mortgage servicing rights	9,196	9,829	1,332

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

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Windmark Insurance Agency, Inc.	Non-bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements (“CFS”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock Offering – The Company consummated the underwritten initial public offering of its common stock in May 2019. In connection with the initial public offering, the Company issued and sold 3,207,000 shares of its common stock, including 507,000 shares of common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $17.50 per share, for aggregate gross proceeds of $56.1 million before deducting underwriting discounts and offering expenses, for aggregate net proceeds of $51.4 million.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports change in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest income in the CFS. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported in the CFS as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recorded when income is earned. Servicing income was $3.1 million, $781 thousand, and $325 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Revenue Recognition – The majority of the Company’s revenues come from interest income and other sources, including loans, securities and derivatives, that are outside the scope of ASC 606. The Company’s services that fall within the scope of Topic 606 are presented within Noninterest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposit accounts, bank card services and interchange fees, investment commissions, fiduciary fees, and the sale of OREO. However, the recognition of these revenue streams did not change significantly upon the adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income streams within the scope of Topic 606 are discussed below.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2021 and 2020.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2021, 2020, and 2019 were approximately $2.6 million, $2.6 million, and $2.2 million, respectively.

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

Reclassification – Certain amounts in the 2019 and 2020 CFS have been reclassified to conform to the 2021 presentation.

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

ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. These amendments are effective for the Company for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Based upon an analysis performed, the Company estimates that the right-of-use asset and corresponding lease liability at adoption will be between $9.8 million and $10.7 million.

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at year-end follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	265,143	10,615	(86)	275,672
Mortgage-backed securities	302,973	4,230	(4,114)	303,089
Collateralized mortgage obligations	106,733	—	(413)	106,320
Asset-backed and other amortizing securities	26,046	1,108	(218)	26,936
Other securities	12,000	487	—	12,487
	$712,895	$16,440	$(4,831)	$724,504

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Available for sale:
U.S. government and agencies	$4,750	$3	$—	$4,753
State and municipal	261,023	11,704	(120)	272,607
Mortgage-backed securities	359,542	14,014	(194)	373,362
Collateralized mortgage obligations	107,175	—	(460)	106,715
Asset-backed and other amortizing securities	31,509	2,063	—	33,572
Other securities	12,000	91	(13)	12,078
	$775,999	$27,875	$(787)	$803,087

The amortized cost and fair value of securities at December 31, 2021 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,939	$1,959
After 1 year through 5 years	7,563	7,941
After 5 years through 10 years	22,502	23,426
After 10 years	245,139	254,833
Other	435,752	436,345
	$712,895	$724,504

At year-end 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $474.5 million and $292.2 million at December 31, 2021 and 2020, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at year-end, by the period they have been in a loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	21,255	86	—	—	21,255	86
Mortgage-backed securities	56,398	1,197	64,764	2,917	121,162	4,114
Collateralized mortgage obligations	106,320	413	—	—	106,320	413
Asset-backed and other amortizing securities	1,624	218	—	—	1,624	218
Other securities	—	—	—	—	—	—
	$185,597	$1,914	$64,764	$2,917	$250,361	$4,831

2020
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	120	—	—	—	120
Mortgage-backed securities	93,482	194	—	—	93,482	194
Collateralized mortgage obligations	106,715	460	—	—	106,715	460
Asset-backed and other amortizing securities	3,486	—	—	—	3,486	—
Other securities	—	13	—	—	—	13
	$203,683	$787	$—	$—	$203,683	$787

There were 23 securities with an unrealized loss at December 31, 2021. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that we will be required to sell any of these securities before recovery, and credit loss, if any, is not material. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s CFS.

3.	LOANS HELD FOR INVESTMENT

Loans are summarized by category at year-end as follows:

	2021	2020
Commercial real estate	$755,444	$663,344
Commercial - specialized	378,725	311,686
Commercial - general	460,024	518,309
Consumer:
1-4 family residential	387,690	360,315
Auto loans	240,719	205,840
Other consumer	68,113	67,595
Construction	146,862	94,494

	2,437,577	2,221,583
Allowance for loan losses	(42,098)	(45,553)

Loans, net	$2,395,479	$2,176,030

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

The allowance for loan losses was $42.1 million at December 31, 2021, compared to $45.6 million at December 31, 2020. The ratio of allowance for loan losses to loans held for investment was 1.73% at December 31, 2021 and 2.05% at December 31, 2020. The decrease in the allowance for loan losses at December 31, 2021 compared to December 31, 2020 was primarily the result of the Company recording a negative provision for loan losses in the second quarter of 2021 of $2.0 million. The negative provision was primarily due to the general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans.

The following table details the activity in the allowance for loan losses during 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2021
Commercial real estate	$18,962	$(1,826)	$—	$109	$17,245
Commercial - specialized	5,760	(1,386)	(172)	161	4,363
Commercial - general	9,227	(302)	(677)	218	8,466
Consumer:
1-4 family residential	4,646	666	(52)	8	5,268
Auto loans	4,226	(90)	(598)	115	3,653
Other consumer	1,671	339	(903)	250	1,357
Construction	1,061	681	—	4	1,746

Total	$45,553	$(1,918)	$(2,402)	$865	$42,098

2020
Commercial real estate	$5,049	$13,618	$(7)	$302	$18,962
Commercial - specialized	2,287	4,514	(1,162)	121	5,760
Commercial - general	9,609	1,219	(1,811)	210	9,227
Consumer:
1-4 family residential	2,093	2,478	(56)	131	4,646
Auto loans	3,385	1,814	(1,165)	192	4,226
Other consumer	1,341	1,300	(1,358)	388	1,671
Construction	433	627	—	1	1,061

Total	$24,197	$25,570	$(5,559)	$1,345	$45,553

2019
Commercial real estate	$5,579	$(961)	$—	$431	$5,049
Commercial - specialized	2,516	2	(355)	124	2,287
Commercial - general	8,173	1,209	(306)	533	9,609
Consumer:
1-4 family residential	2,249	219	(436)	61	2,093
Auto loans	2,994	1,276	(1,067)	182	3,385
Other consumer	1,192	969	(1,034)	214	1,341
Construction	423	85	(75)	—	433

Total	$23,126	$2,799	$(3,273)	$1,545	$24,197

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment:

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
2021
Commercial real estate	$1,101	$754,343	$584	$16,661
Commercial - specialized	—	378,725	—	4,363
Commercial - general	5,078	454,946	585	7,881
Consumer:
1-4 family residential	1,592	386,098	175	5,093
Auto loans	—	240,719	—	3,653
Other consumer	—	68,113	—	1,357
Construction	—	146,862	—	1,746

Total	$7,771	$2,429,806	$1,344	$40,754

2020
Commercial -	$6,273	$657,071	$580	$18,382
Commercial - specialized	—	311,686	—	5,760
Commercial - general	4,626	513,683	515	8,712
Consumer:
1-4 family residential	2,122	358,193	—	4,646
Auto loans	—	205,840	—	4,226
Other consumer	—	67,595	—	1,671
Construction	—	94,494	—	1,061

Total	$13,021	$2,208,562	$1,095	$44,458

Impaired loan information at year-end follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2021
Commercial real estate	$1,101	$—	$1,101	$1,101	$584	$3,687
Commercial -specialized	—	—	—	—	—	—
Commercial - general	5,078	1,143	3,935	5,078	585	4,852
Consumer:
1-4 family	1,592	880	712	1,592	175	1,857
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$7,771	$2,023	$5,748	$7,771	$1,344	$10,396

2020
Commercial real estate	$6,273	$3,673	$2,600	$6,273	$580	$3,666
Commercial specialized	—	—	—	—	—	673
Commercial general	4,626	3,364	1,262	4,626	515	3,400
Consumer:
1-4 family	2,541	2,122	—	2,122	—	2,155
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	$13,440	$9,159	$3,862	$13,021	$1,095	$9,894

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for 2021, 2020 and 2019 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at year-end:

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
2021
Commercial real estate	$393	$45	$1,101
Commercial - specialized	265	20	156
Commercial - general	4,032	97	5,236
Consumer:
1-4 Family residential	2,496	903	2,815
Auto loans	332	—	—
Other consumer	538	15	44
Construction	937	—	166
Total	$8,993	$1,080	$9,518

2020
Commercial real estate	$914	$34	$6,311
Commercial - specialized	241	—	272
Commercial - general	1,891	149	5,489
Consumer:
1-4 Family residential	2,089	906	1,595
Auto loans	738	38	—
Other consumer	481	119	51
Construction	206	—	—
Total	$6,560	$1,246	$13,718

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

The following table summarizes the internal classifications of loans at year-end:

	Pass	Special Mention	Substandard	Doubtful	Total
2021
Commercial real estate	$713,852	$—	$41,592	$—	$755,444
Commercial - specialized	372,797	—	5,928	—	378,725
Commercial - general	450,790	1,676	7,558	—	460,024
Consumer:
1-4 family residential	379,458	—	8,232	—	387,690
Auto loans	239,869	—	850	—	240,719
Other consumer	67,822	—	291	—	68,113
Construction	146,696	—	166	—	146,862
Total	$2,371,284	$1,676	$64,617	$—	$2,437,577

2020
Commercial real estate	$602,250	$—	$61,094	$—	$663,344
Commercial - specialized	303,831	—	7,855	—	311,686
Commercial - general	510,543	—	7,766	—	518,309
Consumer:
1-4 family residential	352,930	—	7,385	—	360,315
Auto loans	204,301	—	1,539	—	205,840
Other consumer	67,216	—	379	—	67,595
Construction	94,494	—	—	—	94,494
Total	$2,135,565	$—	$86,018	$—	$2,221,583

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of December 31, 2021, the Company had no loans under an active modification that comply with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. As of December 31, 2020, the Company had an outstanding principal balance of modified loans of $3.0 million in loans that complied with ASC Subtopic 310-40 and the Joint Interagency Regulatory Guidance. These modifications included: $1.0 million in six months of interest-only payments, $300 thousand in 90 day commercial payment deferrals, and $1.7 million in consumer one to four month payment deferrals. The total of all of these short-term modifications represented 0.14% of outstanding loans held for investment at December 31, 2020.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of December 31, 2021 the Company had 3 loans totaling approximately $15.9 million subject to these deferral and modification agreements, representing 0.65% of outstanding loans held for investment. As of December 31, 2020 the Company had 25 loans totaling approximately $61.0 million subject to these deferral and modification agreements, representing 2.75% of outstanding loans held for investment.

There were no TDRs during 2021, 2020, and 2019.
4.	FORECLOSED ASSETS

Foreclosed assets activity was as follows:

	2021	2020	2019
Beginning balance	$1,353	$1,883	$2,285
Additions	927	1,867	3,469
Sales, net	(1,248)	(2,397)	(3,871)
Current year valuation write-down	—	—	—
Ending balance	$1,032	$1,353	$1,883

Activity in the valuation allowance was as follows:

	2021	2020	2019
Beginning balance	$—	$—	$—
Current year valuation write-down	—	—	—
Reductions from sales	—	—	—
Ending balance	$—	$—	$—

Net expenses related to foreclosed assets include:

	2021	2020	2019
Net loss (gain) on sales	$(44)	$(40)	$37
Current year valuation write-down	—	—	—
Operating expenses, net of rental income	57	75	71
Foreclosed assets expense, net	$13	$35	$108

5.	PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows:

	2021	2020
Land	$10,065	$10,825
Buildings and improvements	65,986	65,840
Furniture and equipment	48,281	46,443
Construction in process	659	29
	124,991	123,137
Less accumulated depreciation	(67,292)	(62,806)
Premises and equipment, net	$57,699	$60,331

Depreciation expense was approximately $4.8 million in 2021, $4.8 million in 2020, and $4.9 million in 2019.

6.	GOODWILL AND INTANGIBLES

Goodwill and other intangible assets, which consist of CDI, customer lists, and employment agreements are summarized below:

	2021	2020	2019
Beginning goodwill	$19,508	$18,757	$—
Arising from business combinations	—	—	18,757
Measurement period acquisition adjustment	—	751	—
Ending goodwill	$19,508	$19,508	$18,757

Amortized intangible assets:
Customer relationship intangibles	$6,679	$6,679	$6,679
Less: Accumulated amortization	(2,469)	(1,396)	(202)
	4,210	5,283	6,477

Other intangibles	2,972	2,309	2,309
Arising from business combinations	—	663	—
Less: Accumulated amortization	(1,287)	(693)	(154)
	1,685	2,279	2,155

Other intangible assets, net	$5,895	$7,562	$8,632

Amortization expense for other intangibles for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 totaled $1.7 million, $1.7 million, and $356 thousand, respectively. The estimated amount of amortization expense for core deposit intangible and other intangible assets to be recognized over the next five years is as follows:

	CDI	Other Intangible	Total

2022	$951	$594	$1,545
2023	830	595	1,425
2024	708	441	1,149
2025	587	55	642
2026	466	—	466

7.	MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio:

	2021	2020	2019
Beginning balance	$9,049	$2,054	$1,270
Additions	9,196	9,829	1,332
Valuation adjustment	1,455	(2,834)	(548)
Ending balance	$19,700	$9,049	$2,054

Mortgage loans serviced for others	$1,953,095	$1,203,687	$247,326
Mortgage servicing rights asset as a percentage of serviced mortgage loans	1%	1%	1%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights:

	2021	2020
Weighted average constant prepayment rate	12.35%	18.16%
Weighted average discount rate	9.14%	9.72%
Weighted average life in years	6.03	4.48

8.	DEPOSITS

Time deposits that met or exceeded the FDIC Insurance limit of $250,000 were $163.4 million and $147.0 at December 31, 2021 and 2020, respectively.

The scheduled maturities of time deposits at December 31, 2021 follows:

2022	$258,584
2023	66,613
2024	8,154
2025	3,272
2026	2,910
Thereafter	205
$339,738

9.	BORROWING ARRANGEMENTS

Short-term borrowings
The following table summarizes our short-term borrowings at year-end:

	2021	2020
Federal funds purchased	$—	$26,550
FHLB advances - short-term	—	—
Total	$—	$26,550

Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $2.8 million at December 31, 2021. The available capacity of the line was $903.9 million and $512.5 million at December 31, 2021 and 2020, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $593.6 million and $700.8 million at December 31, 2021 and 2020, respectively. This line was not used at December 31, 2021 or 2020.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $160.0 million and $165.0 million as of December 31, 2021 and 2020, respectively. These lines were not used at December 31, 2021 or 2020.

Notes payable and other borrowings
The bank subsidiary has multiple advances from FHLB. The advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. The following table is a detail of the advances as of December 31:

Issue Date	Original Amount of Advance	2021 Balance	2020 Balance	Maturity Date	Interest Rate at December 31, 2020
2013	$20,000	$—	$—	2020	Fixed; 1.50%
2015	25,000	—	25,000	2025	Variable; 0.19%
2015	25,000	—	25,000	2025	Variable; 0.19%
2015	25,000	—	25,000	2025	Variable; 0.23%
	$95,000	$—	$75,000

At December 31, 2020, City Bank had three advances from the FHLB totaling $75.0 million. Advances are collateralized through the line of credit with FHLB with interest payable monthly and principal due at maturity. In March 2021, City Bank repaid two of the advances for a total of $50 million and then repaid the remaining advance of $25 million in April 2021. As of December 31, 2021, City Bank had no outstanding advances from the FHLB.

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

The following table is a detail of the debentures and TPS at December 31, 2021:

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265bps; 2.77%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139bps; 1.59%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150bps; 1.70%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

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

As of December 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $697,000 of remaining debt issuance costs for a total balance of $75.8 million.

10.	EMPLOYEE BENEFITS

The Company sponsors the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”). Effective May 9, 2019, the ESOP was restated and amended. The 401(k) related assets, which consisted of participants’ elective and rollover accounts, were transferred to the newly formed City Bank 401(k) Plan. The ESOP covers all employees who have completed one month of service.

The ESOP may be leveraged to purchase shares of SPFI stock. Shares are released from collateral and allocated to active employees, in proportion to annual debt service. The Company recognizes any debt of the ESOP as notes payable and the shares pledged as collateral are deducted from the stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. All ESOP shares were allocated as of December 31, 2021 and 2020.

Through 2019, the Company made contributions to the ESOP as approved by the Board of Directors on an annual basis. These contributions, plus dividends received, were used to service any ESOP debt and repurchase allocated shares from participants and terminating vested participants. Company contributions to the ESOP in 2019 were $1.8 million. There were no Company contributions made to the ESOP in 2021 or 2020.

As of December 31, 2021 and 2020, the number of shares held by the ESOP were 2,795,762 and 2,876,419, respectively. During 2019, the Company did not repurchase any shares from ESOP participants prior to the Company’s shares being publicly traded.

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

Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.8 million in 2021, $1.7 million in 2020, and $0 in 2019.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.5 million, $4.4 million, and $4.8 million for the years ending December 31, 2021, 2020, and 2019, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $825 thousand and $823 thousand as of December 31, 2021 and 2020, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $100 thousand per participant per year.

Non-Qualified Plans – Certain Company executives, as determined by the Company’s Board from time-to-time, were granted SARs based on grant date values. The rights had varying vesting provisions. Exercise and payment options for the rights varied and were governed by the program they were issued under as well as the specific award agreement. See further discussion in Note 11 for conversion of SARs to stock options.

Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $12.5 million and $12.1 million was accrued at December 31, 2021 and 2020, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2021, 2020, and 2019 was approximately $1.0 million, $1.1 million and, $1.1 million, respectively.

11.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 3,383,373 at December 31, 2021. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer company averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes in to account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.

Options
A summary of activity in the Plan during the year ended December 31, 2021 is presented in the table below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2021
Outstanding at beginning of year:	1,554,894	$14.77		$20,274
Granted	214,452	19.46		1,790
Exercised	(158,166)	14.38		(2,124)
Forfeited	(9,152)	18.37		(86)
Expired	—	—		—

Outstanding at end of year	1,602,028	$15.42	6.02	$19,854

Exercisable at end of period	1,038,018	$13.34	5.14	$15,024

Vested at end of period	1,038,018	$13.34	5.14	$15,024

A summary of assumptions used to calculate the fair values of the awards is presented below:

	December 31,
	2021	2020	2019
Expected volatility	41.20% to 41.32%	27.46%	24.88% to 31.54%
Expected dividend yield	1.00%	0.70%	0.70%
Expected term (years)	6.1 to 6.2	6.2	0.5 - 7.0
Risk-free interest rate	0.52% to 0.83%	1.44%	1.46% to 2.63%
Weighted average grant date fair value	$7.07	$5.68	7.98

The total intrinsic value of options exercised during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $2.1 million, $1.1 million, and $1.4 million, respectively.

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

Restricted Stock Awards and Units
A summary of activity in the Plan during the year ended December 31, 2021 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2021
Outstanding at beginning of year:	62,476	$19.47
Granted	6,370	19.62
Exercised	(24,805)	19.70
Forfeited	(1,274)	19.62

Outstanding at end of year	42,767	$19.35

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 the Company recorded stock-based compensation expense related to the Plan of $1.6 million, $1.3 million and $853, thousand, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2021 was $2.7 million and will be recognized over a weighted average remaining period of 1.47 years. The total fair value of restricted stock units vested during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $489 thousand, $489 thousand, and $0, respectively.

12.	INCOME TAXES

The components of income tax expense (benefit) was as follows:

	Years Ended December 31,
	2021	2020	2019
Current expense
Federal	$12,834	$12,590	$6,923
State	220	248	224
Deferred expense
Federal	1,453	(1,588)	334
Total	$14,507	$11,250	$7,481

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	Years Ended December 31,
	2021	2020	2019
Federal statutory rate times financial statement income	$15,355	$11,887	$7,707
Effect of:
Tax-exempt income	(978)	(863)	(348)
State taxes, net of federal benefit	174	196	177
Earnings from bank owned life insurance	(262)	(280)	(272)
Non-deductible expenses	281	248	190
Other, net	(63)	62	27
Total	$14,507	$11,250	$7,481

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2021	2020
Deferred tax assets
Allowance for loan loss	$8,840	$9,566
Deferred compensation	5,772	5,215
Other real estate owned	—	251
Nonaccrual loans	21	59
Other	202	221
Total deferred tax assets	14,835	15,312

Deferred tax liabilities
Depreciation	(2,496)	(2,432)
Intangibles	(586)	(847)
Prepaid expenses	(547)	(439)
Mortgage servicing rights	(4,137)	(1,900)
Unrealized gain on available-for-sale securities	(2,438)	(5,688)
Other	(1,593)	(1,545)
Total deferred tax liabilities	(11,797)	(12,851)
Net deferred tax asset	$3,038	$2,461

13.	RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2021 and 2020 aggregated approximately $12.2 million and $8.9 million, respectively. There were no charge-offs related to these loans in 2021 or 2020 and advance and repayment activity was routine. Deposits from these related parties in the CFS were not significant.

14.	OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk – The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated financial statements. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for recorded instruments.

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow:

	2021	2020
Commitments to grant loans and unfunded commitments under lines of credit	$542,338	$417,798
Standby letters-of-credit	12,418	10,481

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

Litigation – In July 2020, a vendor claimed that City Bank had breached a contract by failing to timely pay amounts allegedly due and owing. City Bank vigorously rejected any such non-payment contentions and filed suit against the vendor. With the lawsuit, City Bank sought, among other claims and relief, an injunction against the vendor. After an evidentiary hearing, the court entered a temporary injunction against the vendor expressly prohibiting it from, among other things, terminating the contract pending trial. Based upon discovery in the lawsuit, City Bank also filed a breach of contract claim against the vendor alleging that the vendor violated City Bank’s contractual exclusivity rights. The vendor has filed counterclaims, including for declaratory relief that the contracts should be declared unenforceable. In October 2021, the vendor filed a counterclaim alleging that City Bank’s attempted enforcement of its exclusivity rights contravenes the Texas Free Enterprise and Antitrust Act. The vendor purports to seek actual damages, to treble such actual damages, attorney's fees and expenses. The case remains ongoing and trial is set for October 2022. City Bank intends to continue a vigorous pursuit of its claims against the vendor. In addition, City Bank pursues a number of substantive factual and legal challenges to the vendor’s counterclaims and believes the counterclaims are without merit. At this time, the ultimate outcome is unknown and an estimated range of any loss cannot be made.

The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the CFS, based on information known as of the date the CFS were available to be issued.

FHLB Letters of Credit – The Company has used FHLB letters of credit to pledge to certain public deposits. The balance of the FHLB letters of credit at December 31, 2020 was $199.0 million. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at December 31, 2021.

Lease Commitments – The Company leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled approximately $2.5 million in 2021, $2.4 million in 2020, and $2.0 million in 2019. Occupancy expense was reduced by approximately $890 thousand, $856 thousand, and $891 thousand for rental income during 2021, 2020, and 2019, respectively. Future minimum lease payments due under non-cancelable operating leases as of December 31, 2021 are as follows:

2022	$1,938
2023	1,739
2024	1,325
2025	978
2026	1,030
Thereafter	5,982
$12,992

15.	CAPITAL AND REGULATORY MATTERS

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (Basel III). Basel III, among other things, (i) introduces a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defines Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations. Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019. The Company was in compliance with the fully phased in requirements at December 31, 2021.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2021, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2021 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow:

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total Capital to Risk Weighted Assets:
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
City Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
City Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%

Common Tier 1 (CET1):
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
City Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%

Tier I Capital to Average Assets:
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
City Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

December 31, 2020:
Total Capital to Risk Weighted Assets:
Consolidated	$473,425	19.08%	$260,531	10.50%	N/A	N/A
City Bank	404,138	16.29%	260,481	10.50%	$248,077	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	366,639	14.78%	210,906	8.50%	N/A	N/A
City Bank	372,947	15.03%	210,866	8.50%	198,462	8.00%

Common Tier 1 (CET1):
Consolidated	321,639	12.96%	173,688	7.00%	N/A	N/A
City Bank	372,947	15.03%	173,654	7.00%	161,250	6.50%

Tier I Capital to Average Assets:
Consolidated	366,639	10.24%	144,347	4.00%	N/A	N/A
City Bank	372,947	10.42%	144,282	4.00%	178,999	5.00%

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income as of December 31:

Interest Rate Contracts	Location	2021	2020	2019
Change in fair value on interest rate swaps hedging fixed rate loans	Interest income	$498	$(576)	$(520)
Change in fair value on fixed rate loans - hedged item	Interest income	$(512)	$580	$511

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2021		2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$9,775	$429	$10,178	$927

The following table reflects the cash flow hedges included in the consolidated balance sheets:

	2021		2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Cash flow swaps related to state and municipal securities	$—	$—	$68,485	$1,643

Included in other assets:
Cash flow swaps related to state and municipal securities	$123,760	$5,686	$55,275	$1,618

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of December 31:

	Location	2021	2020	2019
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(3,473)	$(754)	$672
Interest rate lock commitments	Net gain (loss) on sales of loans	$1,681	$3,409	$(249)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31:

	2021		2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	104,437	1,642	210,716	5,115
Total included in other assets	$104,437	$1,642	$210,716	$5,115

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$93,120	$106	$203,669	$1,787
Interest rate lock commitments	—	—	—	—
Total included in other liabilities	$93,120	$106	$203,669	$1,787

17.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$96,243	$67,890
Investment in banking subsidiary	429,119	421,355
Investment in other subsidiary	51	51
Other assets	6,013	4,248
Total assets	$531,426	$493,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$122,168	$121,982
Accrued expenses and other liabilities	1,831	1,514
Stockholders’ equity	407,427	370,048
Total liabilities and stockholders’ equity	$531,426	$493,544

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
Dividends	$48,250	$20,500	$10,000
Other income	26	115	64
ESOP Contribution	—	—	(1,800)
Interest expense	(4,936)	(3,390)	(3,562)
Other expense	(1,466)	(1,572)	(2,221)
Income before income tax and undistributed subsidiary income	41,874	15,653	2,481
Income tax (benefit)	(1,339)	(1,018)	(1,498)
Equity in undistributed subsidiary income	15,401	28,682	25,241
Net Income	$58,614	$45,353	$29,220

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$58,614	$45,353	$29,220
Adjustments:
Equity in undistributed subsidiary income	(15,401)	(28,682)	(25,241)
Amortization of debt issuance costs	186	47	—
Stock based compensation	1,639	1,272	853
Change in other assets	(1,765)	(342)	(1,601)
Change in other liabilities	317	131	541
Net cash from operating activities	43,590	17,779	3,772

Cash flows from investing activities:
Cash paid in business combination	—	—	(76,100)
Net cash from investing activities	—	—	(76,100)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	49,070	—
Repayments of long-term borrowings	—	—	(7,530)
Issuance of common stock	—	—	51,392
Payments to tax authorities for stock-based compensation	(625)	(319)	(351)
Payments to repurchase common stock	(9,227)	(293)	—
Share based liability conversion	—	—	11,450
Cash dividends on common stock	(5,385)	(2,528)	(1,079)
Net cash from financing activities	(15,237)	45,930	53,882

Net change in cash and cash equivalents	28,353	63,709	(18,446)
Beginning cash and cash equivalents	67,890	4,181	22,627
Ending cash and cash equivalents	$96,243	$67,890	$4,181

18.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	December 31,
	2021	2020	2019
Net income	$58,614	$45,353	$29,220

Weighted average common shares outstanding - basic	17,953,624	18,054,373	16,818,697
Weighted average common shares outstanding - diluted	18,492,218	18,339,033	17,040,550

Basic earnings per share	$3.26	$2.51	$1.74
Diluted earnings per share	$3.17	$2.47	$1.71

19.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below:

	Banking	Insurance	Consolidated
2021
Net interest income	$121,764	$—	$121,764
Provision for loan loss	1,918	—	1,918
Noninterest income	89,334	8,135	97,469
Noninterest expense	(142,111)	(5,919)	(148,030)
Income before income taxes	70,905	2,216	73,121
Income tax (expense) benefit	(14,091)	(416)	(14,507)
Net income	$56,814	$1,800	$58,614
Total assets	$3,890,751	$11,104	$3,901,855

	Banking	Insurance	Consolidated
2020
Net interest income (expense)	$122,285	$—	$122,285
Provision for loan loss	(25,570)	—	(25,570)
Noninterest income	94,010	7,593	101,603
Noninterest expense	(135,985)	(5,730)	(141,715)
Income before income taxes	54,740	1,863	56,603
Income tax (expense) benefit	(10,804)	(446)	(11,250)
Net income	$43,936	$1,417	$45,353
Total assets	$3,584,828	$14,332	$3,599,160

	Banking	Insurance	Consolidated
2019
Net interest income (expense)	$104,575	$—	$104,575
Provision for loan loss	(2,799)	—	(2,799)
Noninterest income	49,834	6,799	56,633
Noninterest expense	(117,160)	(4,548)	(121,708)
Income before income taxes	34,450	2,251	36,701
Income tax (expense) benefit	(7,097)	(384)	(7,481)
Net income	$27,353	$1,867	$29,220
Total assets	$3,224,396	$12,771	$3,237,167

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
2021
Beginning balance	$(60)	$21,399	$21,339
Other comprehensive income (loss) before reclassification	4,592	(12,229)	(7,637)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income	4,592	(12,229)	(7,637)
Ending balance	$4,532	$9,170	$13,702

2020
Beginning balance	$—	$958	$958
Other comprehensive income before reclassification	(60)	22,272	22,212
Amounts reclassified from other comprehensive	—	(1,831)	(1,831)
Net current period other comprehensive income	(60)	20,441	20,381
Ending balance	$(60)	$21,399	$21,339

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income.
21.	FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements as of December 31:

	Level 1	Level 2	Level 3	Total
2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	275,672	—	275,672
Mortgage-backed securities	—	303,089	—	303,089
Collateralized mortgage obligations	—	106,320	—	106,320
Asset-backed and other amortizing securities	—	26,936	—	26,936
Other securities	—	12,487	—	12,487
Loans held for sale (mandatory)	—	47,593	—	47,593
Mortgage servicing rights	—	—	19,700	19,700
Asset derivatives	—	7,328	—	7,328
Liability derivatives	—	(535)	—	(535)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,427	6,427
Other real estate owned	—	—	—	—

	Level 1	Level 2	Level 3	Total
2020
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$4,753	$—	$4,753
State and municipal	—	272,607	—	272,607
Mortgage-backed securities	—	373,362	—	373,362
Collateralized mortgage obligations	—	106,715	—	106,715
Asset-backed and other amortizing securities	—	33,572	—	33,572
Other securities	—	12,078	—	12,078
Loans held for sale (mandatory)	—	80,174	—	80,174
Mortgage servicing rights	—	—	9,049	9,049
Asset derivatives	—	6,734	—	6,734
Liability derivatives	—	(4,357)	—	(4,357)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	11,926	11,926
Other real estate owned	—	—	1,353	1,353

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
2021
Non-recurring:
Impaired loans	$6,427	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Other real estate owned	—	Third party appraisals or inspections	Collateral discounts and selling costs	0%
Recurring:
Mortgage servicing rights	19,700	Discounted cash flows	Conditional prepayment rate	12.35%
			Discount rate	9.14%

2020
Non-recurring:
Impaired loans	$11,926	Third party appraisals or inspections	Collateral discounts and selling costs	0%-100%
Other real estate owned	1,353	Third party appraisals or inspections	Collateral discounts and selling costs	15%-66%
Recurring:
Mortgage servicing rights	9,049	Discounted cash flows	Conditional prepayment rate	18.16%
			Discount rate	9.72%

The following table summarizes carrying value measurements as of December 31:

	Carrying Amount	Level 1	Level 2	Level 3	Total
2021
Financial assets:
Cash and cash equivalents	$486,821	$486,821	$—	$—	$486,821
Loans, net	2,395,479	—	—	2,397,079	2,397,079
Accrued interest receivable	13,900	—	13,900	—	13,900
Bank-owned life insurance	71,978	—	71,978	—	71,978
Financial liabilities:
Deposits	3,341,222	3,004,091	339,797	—	3,343,888
Accrued interest payable	1,914	—	1,914	—	1,914
Notes payable & other borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,775	—	77,939	—	77,939

	Carrying Amount	Level 1	Level 2	Level 3	Total
2020
Financial assets:
Cash and cash equivalents	$300,307	$300,307	$—	$—	$300,307
Loans, net	2,176,030	—	—	2,179,573	2,179,573
Accrued interest receivable	15,233	—	15,233	—	15,233
Bank-owned life insurance	70,731	—	70,731	—	70,731
Financial liabilities:
Deposits	2,974,351	2,649,830	329,609	—	2,979,439
Accrued interest payable	2,113	—	2,113	—	2,113
Notes payable & other borrowings	75,000	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,589	—	76,889	—	76,889

22.	BUSINESS COMBINATIONS

In June 2020, Windmark acquired the operating assets of a crop insurance agency in Nebraska for $687 thousand. Fair value of the assets acquired in this transaction as of the closing date are as follows:

Cash paid	$687

Assets acquired:
Premises and equipment, net	$24
Customer list	512
Other intangible assets	151
Total assets acquired	$687
Goodwill recorded in acquisition	$—

23.	SUBSEQUENT EVENTS

Dividend Declaration

On January 20, 2022, the Company declared a cash dividend of $0.11 per share of common stock to be paid on February 14, 2022 to all shareholders of record as of January 31, 2022.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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
2.1
Agreement and Plan of Merger by and between South Plains Financial, Inc., SPFI Merger Sub, Inc., City Bank, and West Texas State Bank, dated as of July 25, 2019, (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2019 (File No. 38895)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

3.2
Second Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 1, 2021 (File No. 001-38895)).

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

10.3†
Executive Employment Agreement, dated December 18, 2019, by and between South Plains Financial, Inc., City Bank, and Curtis C. Griffith (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2019 (File No. 001-38895)).

10.4†
Executive Employment Agreement, dated March 6, 2019, by and between South Plains Financial, Inc. and Cory T. Newsom (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.5†
Amendment No. 1 to Executive Employment Agreement, dated December 15, 2021, by and among City Bank, Curtis C. Griffith and South Plains Financial, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2021 (File No. 001-38895)).

10.6†
Amendment No. 1 to Executive Employment Agreement, dated December 15, 2021, by and among City Bank, Cory T. Newsom and South Plains Financial, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 21, 2021 (File No. 001-38895)).

10.7†
South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.8†
Form of Stock Option Award Agreement under the South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.9†
Form of Restricted Stock Unit Award Agreement under the South Plains Financial, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.10†
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.11†
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

10.13†
Joint Beneficiary Designation Agreement of Cory Newsom, effective April 1, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.14
Board Representation Agreement between South Plains Financial, Inc. and James C. Henry (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

10.15
Form of Note Purchase Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 30, 2020 (File No. 001-38895)).

10.16
Form of Registration Rights Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 30, 2020 (File No. 001-38895)).

16.1
Letter from Weaver and Tidwell, L.L.P., dated October 26, 2021, to the U.S. Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of the Current Report on form 8-K filed with the SEC on October 26, 2021 (File No. 001-38895)).

21.1*	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of Weaver and Tidwell, LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 7, 2022	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 7, 2022

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 7, 2022

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 7, 2022

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 7, 2022

/s/ Cynthia B. Keith
Cynthia B. Keith	Director	March 7, 2022

/s/ Noe G. Valles
Noe G. Valles	Director	March 7, 2022

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 7, 2022