Form 10-Q
period 2022-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2022-05-09
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 6, 2022, the registrant had 17,618,573 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$65,717	$68,425
Interest-bearing deposits in banks	462,895	418,396
Cash and cash equivalents	528,612	486,821
Securities available for sale	793,404	724,504
Loans held for sale	29,599	76,507
Loans held for investment	2,453,631	2,437,577
Allowance for loan losses	(39,649)	(42,098)
Loans held for investment, net	2,413,982	2,395,479
Accrued interest receivable	10,512	13,900
Premises and equipment, net	57,387	57,699
Bank-owned life insurance	72,274	71,978
Goodwill	19,508	19,508
Intangible assets, net	5,503	5,895
Mortgage servicing rights	25,425	19,700
Deferred tax asset, net	8,393	3,038
Other assets	35,145	26,826
Total assets	$3,999,744	$3,901,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,131,215	$1,071,367
Interest-bearing	2,318,942	2,269,855
Total deposits	3,450,157	3,341,222
Accrued expenses and other liabilities	40,305	31,038
Subordinated debt securities	75,821	75,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,612,676	3,494,428

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,673,407 and 17,760,243 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17,673	17,760
Additional paid-in capital	130,618	133,215
Retained earnings	255,078	242,750
Accumulated other comprehensive income (loss)	(16,301)	13,702
Total stockholders’ equity	387,068	407,427

Total liabilities and stockholders’ equity	$3,999,744	$3,901,855

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including fees	$29,378	$29,280
Securities:
Taxable	2,376	2,460
Non-taxable	1,144	1,170
Federal funds sold and interest-bearing deposits in banks	182	72
Total interest income	33,080	32,982
Interest expense:
Deposits	1,890	2,157
Notes payable & other borrowings	—	39
Subordinated debt securities	1,012	1,019
Junior subordinated deferrable interest debentures	231	223
Total interest expense	3,133	3,438
Net interest income	29,947	29,544
Provision for loan losses	(2,085)	89
Net interest income, after provision for loan losses	32,032	29,455
Noninterest income:
Service charges on deposit accounts	1,773	1,573
Income from insurance activities	1,570	1,112
Net gain on sales of loans	7,493	15,943
Bank card services and interchange fees	3,222	2,642
Other mortgage banking income	6,144	2,873
Investment commissions	546	430
Fiduciary fees	612	836
Other	2,337	1,091
Total noninterest income	23,697	26,500
Noninterest expense:
Salaries and employee benefits	22,703	24,318
Occupancy and equipment, net	3,737	3,565
Professional services	2,625	1,573
Marketing and development	720	568
IT and data services	1,053	1,054
Bank card expenses	1,323	1,049
Appraisal expenses	565	681
Other	5,198	4,249
Total noninterest expense	37,924	37,057
Income before income taxes	17,805	18,898
Income tax expense	3,527	3,738
Net income	$14,278	$15,160

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Earnings per share:
Basic	$0.81	$0.84
Diluted	$0.78	$0.82

Net income	$14,278	$15,160
Other comprehensive loss:
Unrealized losses on securities available for sale	(44,877)	(18,492)
Less: Change in fair value on hedged state and municipal securities	6,899	6,933
Tax effect	7,975	2,428
Other comprehensive loss	(30,003)	(9,131)
Comprehensive income (loss)	$(15,725)	$6,029

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended March 31,
Balance at January 1, 2021	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	15,160	—	15,160
Cash dividends:
Common - $0.05 per share	—	—	—	(904)	—	(904)
Other comprehensive loss	—	—	—	—	(9,131)	(9,131)
Exercise of employee stock options and vesting of restricted stock units, net of 1,100 shares for cashless exercise and net of 5,013 shares for taxes	20,049	20	(126)	—	—	(106)
Repurchases of common stock	(43,184)	(43)	(743)	—	—	(786)
Stock based compensation	—	—	390	—	—	390
Balance at March 31, 2021	18,053,229	$18,053	$140,633	$203,777	$12,208	$374,671

Balance at January 1, 2022	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	14,278	—	14,278
Cash dividends:
Common - $0.11 per share	—	—	—	(1,950)	—	(1,950)
Other comprehensive loss	—	—	—	—	(30,003)	(30,003)
Exercise of employee stock options and vesting of restricted stock units, net of 4,824 shares for cashless exercise and net of 6,857 shares for taxes	19,662	19	(214)	—	—	(195)
Repurchases of common stock	(106,498)	(106)	(2,911)	—	—	(3,017)
Stock based compensation	—	—	528	—	—	528
Balance at March 31, 2022	17,673,407	$17,673	$130,618	$255,078	$(16,301)	$387,068

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$14,278	$15,160
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(2,085)	89
Depreciation and amortization	1,705	1,617
Accretion and amortization	1,063	1,129
Other gains, net	358	(2)
Net gain on sales of loans	(7,493)	(15,943)
Proceeds from sales of loans held for sale	288,280	434,582
Loans originated for sale	(235,129)	(436,176)
Deferred income tax expense (benefit)	2,620	885
Earnings on bank-owned life insurance	(296)	(330)
Stock-based compensation	528	390
Change in valuation of mortgage servicing rights	(4,475)	(1,287)
Net change in:
Accrued interest receivable and other assets	1,995	(418)
Accrued expenses and other liabilities	9,267	8,452
Net cash provided by operating activities	70,616	8,148

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(132,412)	(37,046)
Maturities, prepayments, and calls	17,618	43,350
Loan originations and principal collections, net	(16,660)	(22,094)
Purchases of premises and equipment	(1,316)	(90)
Proceeds from sales of premises and equipment	39	17
Proceeds from sales of foreclosed assets	133	354
Net cash used in investing activities	(132,598)	(15,509)

Cash flows from financing activities:
Net change in deposits	108,935	181,281
Net change in short-term borrowings	—	(9,025)
Payments to tax authorities for stock-based compensation	(195)	(106)
Payments made on notes payable and other borrowings	—	(50,000)
Cash dividends on common stock	(1,950)	(904)
Payments to repurchase common stock	(3,017)	(786)
Net cash provided by financing activities	103,773	120,460

Net change in cash and cash equivalents	$41,791	$113,099
Beginning cash and cash equivalents	486,821	300,307
Ending cash and cash equivalents	$528,612	$413,406

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$3,553	$4,070
Income taxes paid	—	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$242	$378
Additions to mortgage servicing rights	1,250	3,222

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Determination of the adequacy of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term; the assumptions used in stock-based compensation, derivatives, mortgage servicing rights, the valuation of foreclosed assets, and fair values of financial instruments can also involve significant management estimates.

Securities – Investment securities may be classified into trading, held to maturity (“HTM”) or available for sale (“AFS”) portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as trading or HTM are AFS and are reported at fair value with unrealized gains and losses excluded from earnings, but included in the determination of other comprehensive income (loss). Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.

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

Allowance for Loan Losses – The allowance for loan losses is established by management as an estimate to cover probable loan losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

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

Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for loan losses.

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

Any loans the Company determines have evidence of deterioration of credit quality since origination, and it is probable, at acquisition, that all contractually required payments will not be collected, are considered to be purchase credit impaired loans.The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20, Receivables—Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming at the date of acquisition and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports change in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest income in the combined financial statements. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no goodwill impairment recorded for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposit relationships acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. Substantially all CDI is amortized using the sum of the years’ digits method.

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

In order to hedge the change in interest rates resulting from all other mortgage commitments to funds loans, the Company enters into forward sales of mortgage-backed securities contracts. At inception, these interest rate locks are recorded at fair value and are adjusted for the expected exercise of the commitment before the loan is funded. Subsequent changes in fair value are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gain on sales of loans in the consolidated financial statements.

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

Earnings per Share – Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per share includes the dilutive effect of unearned ESOP shares, if applicable. Diluted earnings per share includes the dilutive effect of additional potential shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Reclassifications – Certain amounts from the 2021 consolidated financial statements have been reclassified to conform to the March 31, 2022 presentation.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04 and it provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company’s consolidated financial statements.

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

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity securities, and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has contracted with a third-party vendor to assist in the implementation of CECL. The model has been developed and validation is underway. The Company expects to adopt CECL effective January 1, 2023.

ASU 2016-02 Leases (Topic 842). The FASB amended existing guidance that requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. These amendments are effective for the Company for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022.  Based upon an analysis performed, the Company estimates that the right of use asset and corresponding lease liability at adoption will be between $10.8 million and $11.3 million.

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2022 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	263,318	223	(10,533)	253,008
Mortgage-backed securities	422,603	106	(24,276)	398,433
Collateralized mortgage obligations	103,976	1,043	—	105,019
Asset-backed and other amortizing securities	24,775	3	(243)	24,535
Other securities	12,000	428	(19)	12,409
	$826,672	$1,803	$(35,071)	$793,404

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	265,143	10,615	(86)	275,672
Mortgage-backed securities	302,973	4,230	(4,114)	303,089
Collateralized mortgage obligations	106,733	—	(413)	106,320
Asset-backed and other amortizing securities	26,046	1,108	(218)	26,936
Other securities	12,000	487	—	12,487
	$712,895	$16,440	$(4,831)	$724,504

The amortized cost and fair value of securities at March 31, 2022 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$954	$962
After 1 year through 5 years	8,480	8,571
After 5 years through 10 years	22,185	22,574
After 10 years	243,699	233,310
Other	551,354	527,987
	$826,672	$793,404

At both March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $479.2 million and $474.5 million at March 31, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	231,142	10,099	4,323	434	235,465	10,533
Mortgage-backed securities	318,090	14,524	74,294	9,752	392,384	24,276
Collateralized mortgage obligations	—	—	—	—	—	—
Asset-backed and other amortizing securities	22,964	243	—	—	22,964	243
Other securities	1,481	19	—	—	1,481	19
	$573,677	$24,885	$78,617	$10,186	$652,294	$35,071

December 31, 2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	21,255	86	—	—	21,255	86
Mortgage-backed securities	56,398	1,197	64,764	2,917	121,162	4,114
Collateralized mortgage obligations	106,320	413	—	—	106,320	413
Asset-backed and other amortizing securities	1,624	218	—	—	1,624	218
Other securities	—	—	—	—	—	—
	$185,597	$1,914	$64,764	$2,917	$250,361	$4,831

There were 130 securities with an unrealized loss at March 31, 2022. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable the Company will be required to sell any of these securities before recovery, and credit loss, if any, is not material. These unrealized losses are largely due to recent significant increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline in future periods. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2022, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s combined financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans are summarized by category as of the periods presented below (dollars in thousands):

	March 31, 2022	December 31, 2021
Commercial real estate	$771,490	$755,444
Commercial - specialized	350,143	378,725
Commercial - general	475,593	460,024
Consumer:
1-4 family residential	378,361	387,690
Auto loans	255,703	240,719
Other consumer	73,245	68,113
Construction	149,096	146,862
	2,453,631	2,437,577
Allowance for loan losses	(39,649)	(42,098)
Loans, net	$2,413,982	$2,395,479

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

The allowance for loan losses was $39.6 million at March 31, 2022, compared to $42.1 million at December 31, 2021. The allowance for loan losses to loans held for investment was 1.62% at March 31, 2022 and 1.73% at December 31, 2021.

The following table details the activity in the allowance for loan losses for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2022
Commercial real estate	$17,245	$(2,649)	$—	$25	$14,621
Commercial - specialized	4,363	(1,083)	(39)	34	3,275
Commercial - general	8,466	1,659	(307)	122	9,940
Consumer:
1-4 family residential	5,268	(298)	(40)	1	4,931
Auto loans	3,653	68	(86)	46	3,681
Other consumer	1,357	147	(185)	65	1,384
Construction	1,746	71	—	—	1,817
Total	$42,098	$(2,085)	$(657)	$293	$39,649

For the three months ended March 31, 2021
Commercial real estate	$18,962	$58	$—	$—	$19,020
Commercial - specialized	5,760	(378)	—	76	5,458
Commercial - general	9,227	52	(344)	44	8,979
Consumer:
1-4 family residential	4,646	295	(52)	1	4,890
Auto loans	4,226	(180)	(188)	33	3,891
Other consumer	1,671	4	(257)	62	1,480
Construction	1,061	238	—	2	1,301
Total	$45,553	$89	$(841)	$218	$45,019

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment at the dates indicated (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
March 31, 2022
Commercial real estate	$1,063	$770,427	$546	$14,075
Commercial - specialized	—	350,143	—	3,275
Commercial - general	4,941	470,652	479	9,461
Consumer:
1-4 family residential	2,002	376,359	166	4,765
Auto loans	—	255,703	—	3,681
Other consumer	—	73,245	—	1,384
Construction	—	149,096	—	1,817

Total	$8,006	$2,445,625	$1,191	$38,458

December 31, 2021
Commercial real estate	$1,101	$754,343	$584	$16,661
Commercial - specialized	—	378,725	—	4,363
Commercial - general	5,078	454,946	585	7,881
Consumer:
1-4 family residential	1,592	386,098	175	5,093
Auto loans	—	240,719	—	3,653
Other consumer	—	68,113	—	1,357
Construction	—	146,862	—	1,746

Total	$7,771	$2,429,806	$1,344	$40,754

Impaired loan information at the dates indicated follows (dollars in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2022
Commercial real estate	$1,063	$—	$1,063	$1,063	$546	$2,375
Commercial - specialized	—	—	—	—	—	—
Commercial - general	4,941	1,112	3,829	4,941	479	4,897
Consumer:
1-4 family	2,002	1,298	704	2,002	166	1,930
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$8,006	$2,410	$5,596	$8,006	$1,191	$9,202

December 31, 2021
Commercial real estate	$1,101	$—	$1,101	$1,101	$584	$3,687
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,078	1,143	3,935	5,078	585	4,852
Consumer:
1-4 family	1,592	880	712	1,592	175	1,857
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total	$7,771	$2,023	$5,748	$7,771	$1,344	$10,396

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the three months ended March 31, 2022 and the year ended December 31, 2021 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2022
Commercial real estate	$58	$1,302	$1,063
Commercial - specialized	111	82	122
Commercial - general	1,729	96	4,994
Consumer:
1-4 Family residential	4,127	944	2,914
Auto loans	326	31	—
Other consumer	1,128	124	43
Construction	1,186	14	412

Total	$8,665	$2,593	$9,548

December 31, 2021
Commercial real estate	$393	$45	$1,101
Commercial - specialized	265	20	156
Commercial - general	4,032	97	5,236
Consumer:
1-4 Family residential	2,496	903	2,815
Auto loans	332	—	—
Other consumer	538	15	44
Construction	937	—	166

Total	$8,993	$1,080	$9,518

The Company grades its loans on a thirteen-point grading scale. These grades fit in one of the following categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans categorized as loss are charged-off immediately. The grading of loans reflect a judgment by the Company about the risks of default associated with the loan. The Company reviews the grades on loans as part of the company's on-going monitoring of the credit quality of the loan portfolio.

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

The following table summarizes the internal classifications of loans at the dates indicated (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial real estate	$731,097	$—	$40,393	$—	$771,490
Commercial - specialized	348,785	—	1,358	—	350,143
Commercial - general	450,144	1,662	23,787	—	475,593
Consumer:
1-4 family residential	369,181	—	9,180	—	378,361
Auto loans	255,518	—	185	—	255,703
Other consumer	73,049	—	196	—	73,245
Construction	148,418	—	678	—	149,096

Total	$2,376,192	$1,662	$75,777	$—	$2,453,631

December 31, 2021
Commercial real estate	$713,852	$—	$41,592	$—	$755,444
Commercial - specialized	372,797	—	5,928	—	378,725
Commercial - general	450,790	1,676	7,558	—	460,024
Consumer:
1-4 family residential	379,458	—	8,232	—	387,690
Auto loans	239,869	—	850	—	240,719
Other consumer	67,822	—	291	—	68,113
Construction	146,696	—	166	—	146,862

Total	$2,371,284	$1,676	$64,617	$—	$2,437,577

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in a classification as a TDR if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2020; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency or (B) December 31, 2020. Under section 540 of the Consolidated Appropriations Act, 2021 (the “Act”), section 4013 of the CARES Act was amended to extend the period for loan modifications to the earlier of (1) January 1, 2022, or (2) 60 days after the date of termination of the national emergency. The Company elected to adopt the provisions of the CARES Act and the Act.

Additionally, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not TDRs under ASC 310-40 and the interagency statement released by the federal banking regulators on April 7, 2020 in response to the COVID-19 pandemic (the “Joint Interagency Regulatory Guidance”). This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC  310-40 and the Joint Interagency Regulatory Guidance. As of March 31, 2022 and December 31, 2021, the Company had no loans under an active modification that comply with ASC 310-40 and the Joint Interagency Regulatory Guidance.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of March 31, 2022, the Company had 1 loan totaling approximately $6.0 million subject to these deferral and modification agreements. As of December 31, 2021 the Company had 3 loans totaling approximately $15.9 million subject to these deferral and modification agreements, representing 0.65% of outstanding loans held for investment.

There were no loans modified as a TDR during the three months ended March 31, 2022 and the year ended December 31, 2021.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.5 million at March 31, 2022 and December 31, 2021.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	March 31, 2022	December 31, 2021

Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(2,712)	(2,469)
	3,967	4,210

Other intangibles	2,972	2,972
Arising from business combinations	—	—
Less: Accumulated amortization	(1,436)	(1,287)
	1,536	1,685
Other intangible assets, net	$5,503	$5,895

5.  Mortgage Servicing Rights

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$19,700	$9,049
Additions	1,250	3,222
Valuation adjustment	4,475	1,287
Ending balance	$25,425	$13,558

	March 31,	December 31,
	2022	2021
Mortgage loans serviced for others	$2,028,339	$1,953,095
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.25%	1.01%

The following table reflects the key assumptions used in measuring the fair value of the Company's mortgage servicing rights as of the dates indicated:

	March 31,	December 31,
	2022	2021
Weighted average constant prepayment rate	8.48%	12.35%
Weighted average discount rate	8.63%	9.14%
Weighted average life in years	7.49	6.03

6.  BORROWING ARRANGEMENTS

Subordinated Debt Securities
In December 2018, the Company issued $26.5 million in subordinated debt securities. $12.4 million of the subordinated debt securities have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of subordinated debt securities have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, the subordinated debt securities issued in December 2018 will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These subordinated debt securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these subordinated debt securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds from the issuance of these subordinated debt securities were reduced by approximately $926 thousand in debt issuance costs. The subordinated debt securities issued in September 2020 have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the subordinated debt securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These subordinated debt securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these subordinated debt securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of March 31, 2022, the total amount of the Company’s subordinated debt securities outstanding was $76.5 million less approximately $651 thousand of remaining debt issuance costs for a total balance of $75.8 million. As of December 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $697 thousand of remaining debt issuance costs for a total balance of $75.8 million.

Notes Payable and Other Borrowings
As of March 31, 2022, and December 31, 2021, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

7.  STOCK-BASED COMPENSATION

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

Options
A summary of activity in the Plan for the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2022
Outstanding at beginning of year:	1,602,028	$15.42		$17,883
Granted	45,203	29.40		—
Exercised	(7,413)	18.58		(59)
Forfeited	(5,886)	19.22		(43)
Expired	—	—		—

Balance, March 31, 2022	1,633,932	$15.78	5.86	$17,781

Exercisable at end of period	1,191,915	$14.05	5.29	$14,941

Vested at end of period	1,191,915	$14.05	5.29	$14,941

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	ThreeMonths Ended March 31,
	2022	2021
Expected volatility	40.20% to 40.29%	41.20% to 41.32%
Expected dividend yield	1.30%	1.00%
Expected term (years)	6.1 to 6.3	6.1 to 6.2
Risk-free interest rate	1.56% to 1.95%	0.52% to 0.83%
Weighted average grant date fair value	$10.54	$7.07

The total intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 was $74 thousand and $9 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan for the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2022
Outstanding at beginning of year:	42,767	$19.35
Granted	73,359	28.85
Vested	(23,930)	19.38
Forfeited	(2,888)	28.03

Balance, March 31, 2022	89,308	$26.87

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2022 was $4.6 million and will be recognized over a weighted average remaining period of 1.72 years. The total fair value of restricted stock units vested during each of the three months ended March 31, 2022 and March 31, 2021 was $464 and $489 thousand, respectively.

8.  OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	March 31, 2022	December 31, 2021
Commitments to grant loans and unfunded commitments under lines of credit	$620,871	$542,338
Standby letters of credit	13,208	12,418

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

Litigation - In July 2020, a vendor claimed that City Bank had breached a contract by failing to timely pay amounts allegedly due and owing. City Bank vigorously rejected any such non-payment contentions and filed suit against the vendor. With the lawsuit, City Bank sought, among other claims and relief, an injunction against the vendor. After an evidentiary hearing, the court entered a temporary injunction against the vendor expressly prohibiting it from, among other things, terminating the contract pending trial. Based upon discovery in the lawsuit, City Bank also filed a breach of contract claim against the vendor alleging that the vendor violated City Bank’s contractual exclusivity rights. The vendor has filed counterclaims, including for declaratory relief that the contracts should be declared unenforceable. In October 2021, the vendor filed a counterclaim alleging that City Bank’s attempted enforcement of its exclusivity rights contravenes the Texas Free Enterprise and Antitrust Act. The vendor purports to seek actual damages, to treble such actual damages, attorney's fees and expenses. The case remains ongoing and trial is set for October 2022. City Bank intends to continue a vigorous pursuit of its claims against the vendor. In addition, City Bank pursues a number of substantive factual and legal challenges to the vendor’s counterclaims and believes the counterclaims are without merit. At this time, the ultimate outcome is unknown and an estimated range of any loss cannot be made.

The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the combined financial statements, based on information known as of the date of the combined financial statements.

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at March 31, 2022 or December 31, 2021.

9.  CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2022, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2022 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$535,998	18.22%	$308,961	10.50%	N/A	N/A
City Bank	431,140	14.66%	308,882	10.50%	$294,173	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	423,358	14.39%	250,111	8.50%	N/A	N/A
City Bank	394,331	13.40%	250,047	8.50%	235,338	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	378,358	12.86%	205,974	7.00%	N/A	N/A
City Bank	394,331	13.40%	205,921	7.00%	191,212	6.50%

Tier I Capital to Average Assets:
Consolidated	423,358	10.78%	158,049	4.00%	N/A	N/A
City Bank	394,331	10.05%	157,958	4.00%	196,196	5.00%

December 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
City Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
City Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
City Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%

Tier I Capital to Average Assets:
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
City Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

10.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest rate risk position. These interest rate swaps are designated and qualify as fair value hedges and are entered into to reduce exposure to changes in fair value of fixed rate financial instruments. The notional amount of the interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and the other terms of the individual interest rate swap agreements.

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) as of the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
Interest Rate Contracts	Location	2022	2021
Interest rate swaps - fair value hedges	Interest income	$(136)	$(175)
Fair value hedge ineffectiveness	Other noninterest expense	$149	$127

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$1,019	$39	$9,775	$429
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$8,650	$68	$—	$—
Interest rate swaps related to state and municipal securities	123,760	12,435	123,760	5,686

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2022	2021
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(1,093)	$(101)
Interest rate lock commitments	Net gain (loss) on sales of loans	$1,057	$1,089

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	96,387	2,699	104,437	1,642

Total included in other assets	$96,387	$2,699	$104,437	$1,642

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$83,384	$1,199	$93,120	$106
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$83,384	$1,199	$93,120	$106

The Company had received cash collateral of $12.3 million to offset asset derivative positions on its interest rate swaps at March 31, 2022. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at March 31, 2022. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at March 31, 2022. The advanced cash collateral amounts are reported in cash and due from banks in the consolidated balance sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$14,278	$15,160

Weighted average common shares outstanding - basic	17,716,136	18,069,186
Effect of dilutive securities:
Stock-based compensation awards	676,261	441,934
Weighted average common shares outstanding - diluted	18,392,397	18,511,120

Basic earnings per share	$0.81	$0.84
Diluted earnings per share	$0.78	$0.82

12.  SEGMENT INFORMATION

Financial results by reportable segment as of the periods indicated are detailed below (dollars in thousands):

Three Months Ended March 31, 2022	Banking	Insurance	Consolidated
Net interest income	$29,947	$—	$29,947
Provision for loan losses	2,085	—	2,085
Noninterest income	22,183	1,514	23,697
Noninterest expense	(36,255)	(1,669)	(37,924)

Income before income taxes	17,960	(155)	17,805

Income tax (expense) benefit	(3,559)	32	(3,527)

Net income (loss)	$14,401	$(123)	$14,278

Three Months Ended March 31, 2021	Banking	Insurance	Consolidated
Net interest income	$29,544	$—	$29,544
Provision for loan losses	(89)	—	(89)
Noninterest income	25,417	1,083	26,500
Noninterest expense	(35,955)	(1,102)	(37,057)

Income before income taxes	18,917	(19)	18,898

Income tax (expense) benefit	(3,741)	3	(3,738)

Net income (loss)	$15,176	$(16)	$15,160

13.  FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	253,008	—	253,008
Mortgage-backed securities	—	398,433	—	398,433
Collateralized mortgage obligations	—	105,019	—	105,019
Asset-backed and other amortizing securities	—	24,535	—	24,535
Other securities	—	12,409	—	12,409
Loans held for sale (mandatory)	—	22,323	—	22,323
Mortgage servicing rights	—	—	25,425	25,425
Asset derivatives	—	15,202	—	15,202
Liability derivatives	—	(1,238)	—	(1,238)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,815	6,815

December 31, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S. government and agencies	$—	$—	$—	$—
State and municipal	—	275,672	—	275,672
Mortgage-backed securities	—	303,089	—	303,089
Collateralized mortgage obligations	—	106,320	—	106,320
Asset-backed and other amortizing securities	—	26,936	—	26,936
Other securities	—	12,487	—	12,487
Loans held for sale (mandatory)	—	47,593	—	47,593
Mortgage servicing rights	—	—	19,700	19,700
Asset derivatives	—	7,328	—	7,328
Liability derivatives	—	(535)	—	(535)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,427	6,427

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2022
Non-recurring:
Impaired loans	$6,815	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	25,425	Discounted cash flows	Conditional prepayment rate	8.48%
			Discount rate	8.63%

December 31, 2021
Non-recurring:
Impaired loans	$6,427	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	19,700	Discounted cash flows	Conditional prepayment rate	12.35%
			Discount rate	9.14%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2022
Financial assets:
Cash and cash equivalents	$528,612	$528,612	$—	$—	$528,612
Loans held for investment, net	2,413,982	—	—	2,413,792	2,413,792
Loans held for sale (best efforts)	7,276	—	7,454	—	7,454
Accrued interest receivable	10,512	—	10,512	—	10,512

Financial liabilities:
Deposits	$3,450,157	$—	$3,450,510	$—	$3,450,510
Accrued interest payable	952	—	952	—	952
Junior subordinated deferrable interest debentures	46,393	—	33,850	—	33,850
Subordinated debt securities	75,821	—	79,562	—	79,562

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2021
Financial assets:
Cash and cash equivalents	$486,821	$486,821	$—	$—	$486,821
Loans held for investment, net	2,395,479	—	—	2,397,079	2,397,079
Loans held for sale (best efforts)	28,914	—	29,500	—	29,500
Accrued interest receivable	13,900	—	13,900	—	13,900

Financial liabilities:
Deposits	$3,341,222	$3,004,091	$339,797	$—	$3,343,888
Short-term borrowings	26,550	26,550	—	—	26,550
Accrued interest payable	1,914	—	1,914	—	1,914
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,775	—	77,939	—	77,939

14.  SUBSEQUENT EVENTS

On April 21, 2022, the Company declared a cash dividend of $0.11 per share of common stock to be paid on May 16, 2022 to all shareholders of record as of May 2, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 8, 2022. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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
●
the impact, duration and severity of the ongoing COVID-19 pandemic, or any current or future variants thereof, and the response of governmental authorities to the COVID-19 pandemic and our participation in COVID-19-related government programs such as the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”) and created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

●	high concentrations of loans secured by real estate located in our market areas;
●
risks associated with our commercial loan portfolio, including the uncertain economic consequences of the ongoing COVID-19 pandemic, or any current or future variants thereof, or any deterioration in value of the general business assets that secure such loans;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2021 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned subsidiary, City Bank is one of the largest independent banks in West Texas and has additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station, Texas markets, and the Ruidoso, New Mexico market. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with insurance, investment, trust and mortgage services.

Recent Developments

COVID-19 Update

The ongoing COVID-19 pandemic continues to cause significant disruptions in the U.S. economy. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic and any current or future variants of COVID-19, which could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies and regulators. We are closely monitoring the current environment, and are preparing to quickly make any necessary adjustments to protect our employees and customers.

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

Throughout the COVID-19 pandemic, the Bank has been proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and has offered loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of March 31, 2022, total active loan modifications attributed to COVID-19 were approximately $6.0 million. All active modifications are loans modified for either interest only periods longer than 6 months, primarily in the Bank’s hotel portfolio. The Bank expects that these remaining loans on deferral will return to full payment status at the end of their respective deferral period.

The Paycheck Protection Program (“PPP”) was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”) in March 2020. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the PPP loan was originated. For PPP loans that the SBA approved on or after June 5, 2020, the loan must have a maturity of at least 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP loan funding and extended the authority of lenders to make PPP loans through March 31, 2021. The PPP Extension Act of 2021 was subsequently signed into law on March 30, 2021 and extended the PPP application deadline to May 31, 2021.

The Bank assisted approximately 2,100 customers for a total of $218 million in the first round of PPP. There has been approximately $217 million in PPP loan forgiveness by the SBA and loan repayments by customers, leaving approximately $1 million outstanding as of March 31, 2022. The Bank began accepting new applications for PPP loans in January 2021 to assist customers with the new round of the PPP until funding for the PPP expired on May 31, 2021. The Bank funded approximately 1,100 PPP loans for a total of $91 million in the second round of PPP. As of March 31, 2022, the SBA has forgiven approximately $64 million of PPP loans from the second round.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic, or any current or future variant of COVID-19, on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Results of Operations

We had net income of $14.3 million, or $0.78 per diluted common share, for the three months ended March 31, 2022, compared to net income of $15.2 million, or $0.82 per diluted common share for the three months ended March 31, 2021. Return on average equity was 14.58% and return on average assets was 1.47% for the three months ended March 31, 2022, compared to 16.51% and 1.66%, respectively, for the three months ended March 31, 2021. The decrease in net income of $0.9 million was primarily the result of a decrease of $2.8 million in noninterest income, partially offset by a decrease of $2.2 million in provision for loan losses.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,447,009	$28,624	4.74%	$2,163,114	$26,283	4.93%
Loans - PPP	35,594	755	8.60%	179,498	2,998	6.77%
Investment securities – taxable	520,672	2,354	1.83%	545,994	2,432	1.81%
Investment securities – non-taxable	218,321	1,448	2.69%	216,695	1,481	2.77%
Other interest-earning assets (2)	467,471	204	0.18%	330,233	100	0.12%
Total interest-earning assets	3,689,067	33,385	3.67%	3,435,534	33,294	3.93%
Noninterest-earning assets	262,178			269,612
Total assets	$3,951,245			$3,705,146

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,937,764	$911	0.19%	$1,807,963	$1,104	0.25%
Time deposits	339,104	979	1.17%	324,381	1,053	1.32%
Short-term borrowings	4	—	0.00%	25,022	4	0.06%
Notes payable & other longer-term borrowings	—	—	0.00%	74,444	35	0.19%
Subordinated debt securities	75,798	1,012	5.41%	75,635	1,019	5.46%
Junior subordinated deferrable interest debentures	46,393	231	2.02%	46,393	223	1.95%
Total interest-bearing liabilities	$2,399,063	$3,133	0.53%	$2,353,838	$3,438	0.59%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,104,091			$935,345
Other liabilities	50,843			43,604
Total noninterest-bearing liabilities	1,154,934			978,949
Stockholders’ equity	397,248			372,359
Total liabilities and stockholders’ equity	$3,951,245			$3,705,146

Net interest income		$30,252			$29,856
Net interest spread			3.14%			3.34%
Net interest margin(3)			3.33%			3.52%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2022 over 2021
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$3,449	$(1,108)	$2,341
Loans - PPP	(2,404)	161	(2,243)
Investment securities – taxable	(113)	35	(78)
Investment securities – non-taxable	11	(44)	(33)
Other interest-earning assets	42	62	104
Total increase (decrease) in interest income	985	(894)	91

Interest-bearing liabilities:
NOW, Savings, MMDAs	79	(272)	(193)
Time deposits	48	(122)	(74)
Short-term borrowings	(4)	—	(4)
Notes payable & other borrowings	(35)	—	(35)
Subordinated debt securities	2	(9)	(7)
Junior subordinated deferrable interest debentures	—	8	8
Total increase (decrease) interest expense:	90	(395)	(305)

Increase (decrease) in net interest income	$895	$(499)	$396

Net interest income for the three months ended March 31, 2022 was $29.9 million, compared to $29.5 million for the three months ended March 31, 2021, an increase of $0.4 million, or 1.4%. The increase in net interest income was mainly comprised of the $0.3 million, or 8.9%, decrease in interest expense. While interest income was consistent, there was a change in the amount of interest income from PPP loans and non-PPP loans. Interest income on non-PPP loans grew $2.3 million and was primarily attributable to a $283.9 million increase in average non-PPP loan balances, partially offset by a 19 basis point decrease in interest rates for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in non-PPP loan balances was due to organic loan growth throughout the portfolio. Interest income on PPP loans and the related SBA fees declined $2.2 million as the average PPP loan balance decreased $143.9 million for the three months ended March 31, 2022, compared to the same period in 2021. These fees are deferred and then accreted into interest income over the life of the applicable loans. During the three months ended March 31, 2022, the Company had $88 thousand in interest income on PPP loans and recognized $667 thousand in PPP related SBA fees. At March 31, 2022, there was $1.3 million of deferred fees that have not been accreted to income. The Company expects that the remaining outstanding PPP loans will continue to be forgiven by the SBA over the next several quarters.

The $0.3 million decrease in interest expense for the three months ended March 31, 2022 was primarily related to a 6 basis point decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $45.2 million, or 1.9%, in average interest-bearing liabilities over the same period in 2021. The increase in average interest-bearing liabilities from March 31, 2021 to March 31, 2022 was largely due to growth in deposits from PPP loan funding, other government stimulus payments and programs, and organic growth. Additionally, the decrease in the rate paid on interest-bearing liabilities was the result of repricing a portion of public fund deposits during 2021. Additionally, average noninterest-bearing demand deposits increased to $1.10 billion at March 31, 2022 from $935.3 million at March 31, 2021.

For the three months ended March 31, 2022, net interest margin and net interest spread were 3.33% and 3.14%, respectively, compared to 3.52% and 3.34%, respectively, for the same period in 2021, which reflects the changes in interest income and interest expense discussed above.

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

The provision for loan losses for the three months ended March 31, 2022 was $(2.1) million, compared to $0.1 million for the three months ended March 31, 2021. The decrease in the provision for loan losses in the first quarter of 2022 compared to the same quarter in 2021 is primarily due improving credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits and a decline in the amount of loans that are actively under a COVID-19 pandemic-related modification. The allowance for loan losses as a percentage of loans held for investment was 1.62% at March 31, 2022 and 1.73% at December 31, 2021. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,773	$1,573	$200
Income from insurance activities	1,570	1,112	458
Bank card services and interchange fees	3,222	2,642	580
Mortgage banking activities	13,637	18,816	(5,179)
Investment commissions	546	430	116
Fiduciary income	612	836	(224)
Other income and fees(1)	2,337	1,091	1,246
Total noninterest income	$23,697	$26,500	$(2,803)

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended March 31, 2022 was $23.7 million, compared to $26.5 million for the three months ended March 31, 2021, a decrease of $2.8 million, or 10.6%. Income from mortgage banking activities decreased $5.2 million, or 27.5%, to $13.6 million for the three months ended March 31, 2022 from $18.8 million for the three months ended March 31, 2021. The decrease in mortgage banking activities was primarily due to a decrease of $201.0 million, or 46.1%, in mortgage loan originations for the three months ended March 31, 2022 compared to the same period for 2021. We experienced record volume in mortgage originations during 2020 and 2021, as the industry benefitted from historic low levels of interest rates. Refinance activity also played a key role in this decrease, which has begun to taper off and return to more historic levels. The decrease in mortgage loan originations was partially offset by a positive $4.5 million fair value adjustment to our mortgage servicing rights portfolio due to increased pricing for these assets as mortgage interest rates continue to rise. The decrease in mortgage banking activities was partially offset by increased income during the first quarter of 2022 from an investment in a Small Business Investment Company (“SBIC”) of $869 thousand, growth in bank card services and interchange fees, and income from insurance activities.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,703	$24,318	$(1,615)
Occupancy expense, net	3,737	3,565	172
Professional services	2,625	1,573	1,052
Marketing and development	720	568	152
IT and data services	1,053	1,054	(1)
Bankcard expenses	1,323	1,049	274
Appraisal expenses	565	681	(116)
Other expenses(1)	5,198	4,249	949
Total noninterest expense	$37,924	$37,057	$867

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2022 was $37.9 million compared to $37.1 million for the three months ended March 31, 2021, an increase of $0.9 million, or 2.3%. Salaries and employee benefits decreased $1.6 million, or 6.6%, from $24.3 million for the three months ended March 31, 2021 to $22.7 million for the three months ended March 31, 2022. This decrease in salaries and employee benefits expense for the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by decreased commissions of $2.4 million paid on the lower volume of mortgage loan origination, partially offset by a rise in salary expense due to higher costs for new hires in commercial lending and as a part of the data analytics and cloud projects, stock-based compensation and annual salary adjustments. Other noninterest expenses increased $1.0 million for the three months ended March 31, 2022, compared to the same period in 2021. This increase was primarily due to a loss on disposal of assets of $362 thousand in the first quarter of 2022. Professional services expenses increased $1.1 million for the three months ended March 31, 2022, compared to the same period in 2021. This increase was primarily due to a $712 thousand increase in legal fees largely as a result of the vendor dispute legal proceedings. See Part II, Item 1, “Legal Proceedings,” of this Form 10-Q for further discussion.

Financial Condition

Our total assets increased $97.9 million, or 2.5%, to $4.00 billion at March 31, 2022, compared to $3.90 billion at December 31, 2021. Our gross loans held for investment increased $16.1 million, or 0.7%, to $2.45 billion at March 31, 2022, compared to $2.44 billion at December 31, 2021. Our securities portfolio increased $68.9 million, or 9.5%, to $793.4 million at March 31, 2022, compared to $724.5 million at December 31, 2021. Total deposits increased $108.9 million, or 3.3%, to $3.45 billion at March 31, 2022, compared to $3.34 billion at December 31, 2021.

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

Loans held for investment increased $16.1 million, or 0.7%, to $2.45 billion at March 31, 2022, compared to $2.44 billion at December 31, 2021. This increase in our loans was primarily the result of organic net loan growth of $27.9 million, partially offset by a decrease due to SBA forgiveness and repayments of $11.8 million in PPP loans during the first quarter of 2022. The organic loan growth remained relationship-focused and occurred primarily in land development and construction loans, restaurant and retail loans, and consumer loans.

The following table shows the contractual maturities of our loans held for investment portfolio at March 31, 2022:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$94,337	$356,260	$208,530	$112,363	$771,490
Commercial - specialized	79,831	114,648	109,574	46,090	350,143
Commercial - general	63,573	166,555	143,158	102,307	475,593
Consumer:
1-4 family residential	40,711	61,662	69,771	206,217	378,361
Auto loans	2,248	146,767	106,688	—	255,703
Other consumer	4,977	41,947	26,321	—	73,245
Construction	133,870	4,322	968	9,936	149,096
Total loans	$419,547	$892,161	$665,010	$476,913	$2,453,631

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of March 31, 2022:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$274,449	$402,704
Commercial - specialized	66,451	203,861
Commercial - general	153,018	259,002
Consumer:
1-4 family residential	178,895	158,755
Auto loans	253,455	—
Other consumer	68,073	195
Construction	867	14,359
Total loans	$995,208	$1,038,876

At March 31, 2022, there is $1.24 billion in adjustable rate loans, with $648.7 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $426.1 million will reprice immediately upon changes in the underlying index rate, with the remaining $222.6 million being subject to floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 67.8% of our loans were secured by real property as of March 31, 2022, compared to 69.4% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 37.2% of loans held for investment as of March 31, 2022 and represented 36.7% of loans held for investment as of December 31, 2021. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $16.0 million, or 2.1%, to $771.5 million as of March 31, 2022 from $755.4 million as of December 31, 2021. The increase was primarily driven by an increase of $14.3 million in residential land development loans and an increase in commercial land development loans of $6.6 million, partially offset with a decrease of $5.6 million retail loans.

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

Commercial general loans increased $15.6 million, or 3.4%, to $475.6 million as of March 31, 2022 from $460.0 million as of December 31, 2021. The increase in commercial general loans was primarily due to a $19.2 million of organic loan growth in restaurant and retail loans and a $4.1 million increase in construction loans, partially offset by a decrease in PPP loans of $11.8 million during the period.

Commercial specialized loans decreased $28.6 million, or 7.5%, to $350.1 million as of March 31, 2022 from $378.7 million as of December 31, 2021. This decrease was primarily due to net repayments of $35.5 million in seasonal agricultural production loans, partially offset by organic loan growth of $8.7 million in finance/investment loans. A credit of approximately $46 million, in the energy sector, is expected to be paid off during the second quarter of 2022 as it moves to a non-bank structure.

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

Consumer and other loans increased $10.8 million, or 1.5%, to $707.3 million as of March 31, 2022 from $696.5 million as of December 31, 2021. The increase in these loans was primarily a result of a $15.0 million increase in auto loans as a result of increased auto buyer demand. As of March 31, 2022, our consumer loan portfolio was comprised of $378.4 million in 1-4 family residential loans, $255.7 million in auto loans, and $73.2 million in other consumer loans.

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

Construction loans increased $2.2 million, or 1.5%, to $149.1 million as of March 31, 2022 from $146.9 million as of December 31, 2021. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets.

Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At March 31, 2022, outstanding PPP loans totaled approximately $28.4 million and are included in commercial general loans.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$620,871	$542,338
Standby letters of credit	13,208	12,418
Total	$634,079	$554,756

Allowance for Loan Losses

The allowance for loan losses provides a reserve against which loan losses are charged as those losses become evident. Management evaluates the appropriate level of the allowance for loan losses on a quarterly basis. The analysis takes into consideration the results of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Additional allowances are provided to those loans which appear to represent a greater than normal exposure to risk. The quality of the loan portfolio and the adequacy of the allowance for loan losses is assessed by regulatory examinations and the Company’s internal and external loan reviews. The allowance for loan losses consists of two elements: (1) specific valuation allowances established for probable losses on specific loans and (2) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, judgmentally adjusted for general economic conditions and other qualitative risk factors internal and external to the Company.

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

The allowance for loan losses was $39.6 million at March 31, 2022, compared to $42.1 million at December 31, 2021, a decrease of $2.4 million, or 5.8%. The decrease is primarily the result of a negative provision of $2.1 million being recorded in March 2022 based on improving credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits, and a decline in the amount of loans actively under a modification.

The following table provides an analysis of the allowance for loan losses and other data at the dates indicated.

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$751,017	$705,516
Commercial – specialized	354,119	336,754
Commercial – general	472,498	490,945
Consumer:
1-4 family residential	387,987	374,609
Auto loans	244,097	227,301
Other consumer	79,044	68,106
Construction	144,928	124,840
Loans held for sale	48,913	92,130
Total average loans outstanding during period	$2,482,603	$2,420,201

Net charge-offs during the period
Commercial real estate	$(25)	$(109)
Commercial – specialized	5	11
Commercial – general	185	459
Consumer:
1-4 family residential	39	44
Auto loans	40	483
Other consumer	120	653
Construction	—	(4)
Total net charge-offs during the period	$364	$1,537

Total loans held for investment outstanding	$2,453,631	$2,437,577
Nonaccrual loans	$9,548	$9,518
Allowance for loan losses	$39,649	$42,098
Ratio of allowance to total loans held for investment	1.62%	1.73%
Ratio of allowance to nonaccrual loans	415.26%	442.30%
Ratio of nonaccrual loans to total loans held for investment	0.39%	0.39%
Ratio of net charge-offs to average loans during the period
Commercial real estate	0.00%	(0.02)%
Commercial – specialized	0.00%	0.00%
Commercial – general	0.04%	0.09%
Consumer:
1-4 family residential	0.01%	0.01%
Auto loans	0.02%	0.21%
Other consumer	0.15%	0.96%
Construction	0.00%	0.00%
Total ratio of net charge-offs to average loans during the period	0.01%	0.06%

Net charge-offs totaled $364 thousand and were 0.06% (annualized) of average loans outstanding for the three months ended March 31, 2022, compared to $623 thousand and 0.11% for the three months ended March 31, 2021. The decrease in net charge-offs in the first quarter of 2022 was primarily the result of a decrease of $190 thousand in auto and other consumer net charge-offs in the first quarter of 2022 compared to the same period in 2021. The allowance for loan losses as a percentage of loans held for investment was 1.62% at March 31, 2022 and 1.73% at December 31, 2021.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$14,621	36.9%	$17,245	41.0%
Commercial – specialized	3,275	8.3	4,363	10.4
Commercial – general	9,940	25.1	8,466	20.1
Consumer:
1-4 family residential	4,931	12.4	5,268	12.5
Auto loans	3,681	9.3	3,653	8.7
Other consumer	1,384	3.4	1,357	3.2
Construction	1,817	4.6	1,746	4.1
Total allowance for loan losses	$39,649	100.0%	$42,098	100.0%

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

At March 31, 2022, our total nonaccrual loans were $9.5 million, or 0.39% of total loans held for investment, as compared to $9.5 million, or 0.39% of total loans held for investment, at December 31, 2021. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of March 31, 2022 to cover any probable loss. There were not any significant changes in nonaccrual loans during the first quarter of 2022.

Nonperforming loans were $12.1 million at March 31, 2022 and $10.6 million at December 31, 2021 .

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

We had no loans restructured as TDRs during the first three months of 2022 or 2021. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at March 31, 2022 were:

•
Restaurant and retail owner-occupied loans totaled $141.6 million (5.8% of total loans). The average loan size is $502 thousand. There was $1.8 million in classified loans, $60 thousand in loans past due 30 days or more, and $1.2 million in nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 2.65%. As of March 31, 2022, none of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $116.0 million (4.7% of total loans). The average loan size is $3.0 million. There was $38.6 million in classified loans, no loans past due 30 days or more, and $1.1 million in nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 6.94%. As of March 31, 2022, approximately 5% of these loans were active modifications as a result of the COVID-19 pandemic. All of these modifications have original modified terms that extended up to 18 months. The Company expects that these remaining modified loans will return to full payment status at the end of their respective modification period.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $121.6 million (5.0% of total loans) at March 31, 2022. There was $459 thousand in classified loans, $128 thousand in loans past due 30 days or more, and $43 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 1.26%. As of March 31, 2022, none of these loans were active modifications as a result of the COVID-19 pandemic.

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

Our securities portfolio increased $68.9 million, or 9.5%, to $793.4 million at March 31, 2022, compared to $724.5 million at December 31, 2021. The increase was primarily due to a $132.4 million in purchases, partially offset by $17.7 million in maturities, prepayments and calls and a $44.9 million decline in the unrealized gain at March 31, 2022 as compared to December 31, 2021 .

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the three months ended March 31, 2022, the fair value of the Company’s available for sale securities declined by $44.9 million as a result of the recent significant increase in interest rates. At March 31, 2022, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of March 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	954	3.29	8,480	2.52	10,185	2.14	243,699	2.24
Mortgage-backed securities	—	—	2,598	1.69	56,701	2.20	363,304	2.08
Collateralized mortgage obligations	—	0.00	—	0.00	103,976	0.56	—	0.00
Asset-backed and other amortizing securities	—	—	—	—	2,072	2.91	22,703	2.81
Other securities	—	0.00	—	0.00	12,000	4.47	—	0.00
Total available-for-sale	$954	3.29%	$11,078	2.32%	$184,934	1.43%	$629,706	2.17%

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	1,939	2.74	7,563	2.58	10,502	2.11	245,139	2.24
Mortgage-backed securities	—	—	1,476	1.43	59,116	2.20	242,381	1.86
Collateralized mortgage obligations	—	0.00	—	0.00	106,733	0.56	—	0.00
Asset-backed and other amortizing securities	—	—	—	—	2,328	2.90	23,718	2.82
Other securities	—	0.00	—	0.00	12,000	4.47	—	0.00
Total available-for-sale	$1,939	2.74%	$9,039	2.39%	$190,679	1.43%	$511,238	2.09%

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

Total deposits at March 31, 2022 were $3.45 billion, representing an increase of $108.9 million, or 3.3%, compared to $3.34 billion at December 31, 2021. As of March 31, 2022, 32.8% of total deposits were comprised of noninterest-bearing demand accounts, 57.5% of interest-bearing non-maturity accounts and 9.7% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,131,215	32.8%	$1,071,367	32.1%
NOW and other transaction accounts	373,634	10.8	395,322	11.8
Money market and other savings	1,610,735	46.7	1,534,795	45.9
Time deposits	334,573	9.7	339,738	10.2
Total deposits	$3,450,157	100.0%	$3,341,222	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,104,091	—%	$1,016,835	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	375,242	0.09%	355,274	0.03%
Savings accounts	149,016	0.09%	132,426	0.09%
Money market accounts	1,413,506	0.23%	1,353,978	0.29%
Time deposits	339,104	1.17%	329,509	1.25%
Total interest-bearing deposits	2,276,868	0.34%	2,171,187	0.38%
Total deposits	$3,380,959	0.23%	$3,188,022	0.26%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of March 31, 2022 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$11,971	$4,679	$62,339	$3,084	$82,073

The estimated amount of uninsured deposits as of March 31, 2022 was $1.08 billion.

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

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2022 and December 31, 2021, we had total remaining borrowing capacity from the FHLB of $908.5 million and $903.9 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$25,000
Weighted average interest rate at end of the period	0.00%	0.16%
Maximum month-end balance during the period	$—	$75,000
Average balance outstanding during the period	$—	$74,444
Weighted average interest rate during the period	0.00%	0.19%

The Company has used FHLB letters of credit to pledge to certain public deposits. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at March 31, 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $608.6 million and $593.6 million at March 31, 2022 and December 31, 2021, respectively.

The following table sets forth our FRB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%
Maximum month-end balance during the period	$—	$—
Average balance outstanding during the period	$—	$—
Weighted average interest rate during the period	0.00%	0.00%

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million and $160.0 million as of March 31, 2022 and December 31, 2021, respectively. The lines were not used during the three months ended March 31, 2022 or the three months ended March 31, 2021.

Subordinated Debt Securities. In December 2018, the Company issued $26.5 million in subordinated debt securities. Subordinated debt securities totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of subordinated debt securities issued in December 2018 have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all subordinated debt securities issued in December 2018 will float at the Wall Street Journal prime rate, with a floor of 4.5% and a ceiling of 7.5%. These subordinated debt securities pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these subordinated debt securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt securities. Proceeds from the issuance of these subordinated debt securities were reduced by approximately $926 thousand in debt issuance costs. The subordinated debt securities issued in September 2020 have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the subordinated debt securities will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These subordinated debt securities pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these subordinated debt securities are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of March 31, 2022, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $651 thousand of remaining debt issuance costs for a total balance of $75.8 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2022 and December 31, 2021. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of March 31, 2022, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 2.91%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 2.22%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 2.33%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2022.

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

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. The model is used to project future net interest income under a set of possible interest rate movements. The Company’s Investment/Asset Liability Committee (“ALCO Committee”) reviews this information to determine if the projected future net interest income levels would be acceptable. The Company attempts to stay within acceptable net interest income levels.

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

Capital Requirements

Total stockholders’ equity decreased to $387.1 million as of March 31, 2022, compared to $407.4 million as of December 31, 2021, a decrease of $20.4 million, or 5.0%. The decrease from December 31, 2021 was primarily the result of $14.3 million in net earnings for the three months ended March 31, 2022, offset by a decrease in accumulated other comprehensive income of $30.0 million related to fair value changes in available for sale securities and related fair value hedges, net of tax, $3.0 million in repurchases of common stock and $1.9 million of dividends paid.

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

At March 31, 2022, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2022, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2022 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$535,998	18.22%	$524,836	18.40%
Tier 1 capital (to risk-weighted assets)	423,358	14.39	413,322	14.49
CET 1 capital (to risk-weighted assets)	378,358	12.86	368,322	12.91
Tier 1 capital (to average assets)	423,358	10.78	413,322	10.77

City Bank:
Total capital (to risk-weighted assets)	$431,140	14.66%	$425,748	14.93%
Tier 1 capital (to risk-weighted assets)	394,331	13.40	390,015	13.67
CET 1 capital (to risk-weighted assets)	394,331	13.40	390,015	13.67
Tier 1 capital (to average assets)	394,331	10.05	390,015	10.16

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we repurchased 106,498 shares of common stock for a total of $3.0 million. For the three months ended March 31, 2021, we repurchased 43,184 shares of common stock for a total of $786 thousand. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

Our exposure to interest rate risk is managed by the ALCO Committee, in accordance with policies approved by the Bank’s Board. The ALCO Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO Committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO Committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2022	December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	5.20	6.89
+200	3.14	4.53
+100	1.42	2.02
-100	(2.02)	(1.05)

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
Various information shown elsewhere in this Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, additional information related to the Company’s interest rate-sensitive assets and liabilities is contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the heading “Interest Rate Sensitivity and Market Risk.”

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

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by investors, financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets. We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period of tangible common equity to tangible assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Total stockholders’ equity	$387,068	$407,427
Less: Goodwill and other intangibles	(25,011)	(25,403)
Tangible common equity	$362,057	$382,024

Total assets	$3,999,744	$3,901,855
Less: Goodwill and other intangibles	(25,011)	(25,403)
Tangible assets	$3,974,733	$3,876,452
Shares outstanding	17,673,407	17,760,243
Total stockholders’ equity to total assets	9.68%	10.44%
Tangible common equity to tangible assets	9.11%	9.85%
Book value per share	$21.90	$22.94
Tangible book value per share	$20.49	$21.51

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our consolidated financial statements.

The Jumpstart Our Business Startups Act (the “JOBS Act”) permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the consolidated financial statements included in this Form 10-Q, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of March 31, 2022.

Securities. Investment securities may be classified into trading, held-to-maturity, or available-for-sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as trading or held-to-maturity are available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings, but included in the determination of other comprehensive income (loss). Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.

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

Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for loan losses.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports change in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest income in the consolidated financial statements. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) filed with the SEC on March 8, 2022. Except as described above or in our 2021 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K. There have been no material changes in the risk factors disclosed by the Company in the 2021 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 29, 2021, the Company’s board of directors approved a stock repurchase program, effective November 6, 2021, pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Repurchase Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to a Rule 10b5-1 trading plan adopted by the Company, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the Repurchase Program, and the timing and exact amount of any repurchases will depend on various factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Repurchase Program has an expiration date of November 6, 2022. The Repurchase Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date.

The following table summarizes the share repurchase activity for the three months ended March 31, 2022.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
January 2022	41,646	$28.68	$1,194,530	$6,520,899
February 2022	31,095	28.52	886,755	5,634,145
March 2022	33,757	27.74	936,415	4,697,730
Total	106,498

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2
Second Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021) (File No. 001-38895).

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 9, 2022	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 9, 2022	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer