Form 10-Q
period 2022-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2022-08-08
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 5, 2022, the registrant had 17,367,661 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$67,127	$68,425
Interest-bearing deposits in banks	308,563	418,396
Cash and cash equivalents	375,690	486,821
Securities available for sale	763,943	724,504
Loans held for sale	37,949	76,507
Loans held for investment	2,580,493	2,437,577
Allowance for loan losses	(39,785)	(42,098)
Loans held for investment, net	2,540,708	2,395,479
Accrued interest receivable	12,216	13,900
Premises and equipment, net	56,531	57,699
Bank-owned life insurance	72,574	71,978
Goodwill	19,508	19,508
Intangible assets, net	5,112	5,895
Mortgage servicing rights	27,505	19,700
Deferred tax asset, net	16,907	3,038
Other assets	46,081	26,826
Total assets	$3,974,724	$3,901,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,195,732	$1,071,367
Interest-bearing	2,230,105	2,269,855
Total deposits	3,425,837	3,341,222
Accrued expenses and other liabilities	62,404	31,038
Subordinated debt securities	75,868	75,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,610,502	3,494,428

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,417,094 and 17,760,243 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17,417	17,760
Additional paid-in capital	125,332	133,215
Retained earnings	268,305	242,750
Accumulated other comprehensive income (loss)	(46,832)	13,702
Total stockholders’ equity	364,222	407,427
Total liabilities and stockholders’ equity	$3,974,724	$3,901,855

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$35,419	$29,360	$64,797	$58,640
Securities:
Taxable	3,542	2,413	5,918	4,873
Non-taxable	1,137	1,157	2,281	2,327
Federal funds sold and interest-bearing deposits in banks	654	86	836	158
Total interest income	40,752	33,016	73,832	65,998
Interest expense:
Deposits	2,317	2,186	4,207	4,343
Notes payable & other borrowings	—	4	—	43
Subordinated debt securities	1,013	1,012	2,025	2,031
Junior subordinated deferrable interest debentures	317	221	548	444
Total interest expense	3,647	3,423	6,780	6,861
Net interest income	37,105	29,593	67,052	59,137
Provision for loan losses	—	(2,007)	(2,085)	(1,918)
Net interest income, after provision for loan losses	37,105	31,600	69,137	61,055
Noninterest income:
Service charges on deposit accounts	1,612	1,599	3,385	3,172
Income from insurance activities	1,577	1,240	3,147	2,352
Net gain on sales of loans	5,979	12,317	13,472	28,260
Bank card services and interchange fees	3,478	3,073	6,700	5,715
Other mortgage banking income	2,690	1,395	8,834	4,268
Investment commissions	466	530	1,012	960
Fiduciary fees	635	842	1,247	1,678
Other	2,398	1,254	4,735	2,345
Total noninterest income	18,835	22,250	42,532	48,750
Noninterest expense:
Salaries and employee benefits	21,990	23,377	44,693	47,695
Occupancy and equipment, net	4,033	3,499	7,770	7,064
Professional services	2,647	1,522	5,272	3,095
Marketing and development	758	812	1,478	1,380
IT and data services	941	907	1,994	1,961
Bank card expenses	1,328	1,252	2,651	2,301
Appraisal expenses	508	879	1,073	1,560
Other	3,851	4,530	9,049	8,779
Total noninterest expense	36,056	36,778	73,980	73,835
Income before income taxes	19,884	17,072	37,689	35,970
Income tax expense	4,001	3,422	7,528	7,160
Net income	$15,883	$13,650	$30,161	$28,810

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share:
Basic	$0.91	$0.76	$1.71	$1.60
Diluted	$0.88	$0.74	$1.66	$1.55

Net income	$15,883	$13,650	$30,161	$28,810
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(42,097)	10,620	(86,974)	(7,872)
Less: Change in fair value on hedged state and municipal securities	3,450	(2,750)	10,349	4,183
Tax effect	8,116	(1,653)	16,091	775
Other comprehensive income (loss)	(30,531)	6,217	(60,534)	(2,914)
Comprehensive income (loss)	$(14,648)	$19,867	$(30,373)	$25,896

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Six Months Ended June 30,
Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	28,810	—	28,810
Cash dividends declared - $0.12 per share	—	—	—	(2,167)	—	(2,167)
Other comprehensive loss	—	—	—	—	(2,914)	(2,914)
Exercise of employee stock options and vesting of restricted stock units, net of 2,906 shares for cashless exercise and net of 5,013 shares for taxes	20,552	21	(127)	—	—	(106)
Repurchases of common stock	(82,518)	(83)	(1,595)	—	—	(1,678)
Stock-based compensation	—	—	822	—	—	822
Balance at June 30, 2021	18,014,398	$18,014	$140,212	$216,164	$18,425	$392,815

Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	30,161	—	30,161
Cash dividends declared - $0.22 per share	—	—	—	(3,889)	—	(3,889)
Other comprehensive loss	—	—	—	—	(60,534)	(60,534)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 4,824 shares for cashless exercise and net of 7,129 shares for taxes	20,337	20	(215)	—	—	(195)
Repurchases of common stock	(363,486)	(363)	(8,845)	—	—	(9,208)
Stock-based compensation	—	—	1,177	—	—	1,177
Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222

Three Months Ended June 30,
Balance at March 31, 2021	18,053,229	$18,053	$140,633	$203,777	$12,208	$374,671
Net income	—	—	—	13,650	—	13,650
Cash dividends declared - $0.07 per share	—	—	—	(1,263)	—	(1,263)
Other comprehensive income	—	—	—	—	6,217	6,217
Exercise of employee stock options and vesting of restricted stock units, net of 1,806 shares for cashless exercise	503	1	(1)	—	—	—
Repurchases of common stock	(39,334)	(40)	(852)	—	—	(892)
Stock-based compensation	—	—	432	—	—	432
Balance at June 30, 2021	18,014,398	$18,014	$140,212	$216,164	$18,425	$392,815

Balance at March 31, 2022	17,673,407	$17,673	$130,618	$255,078	$(16,301)	$387,068
Net income	—	—	—	15,883	—	15,883
Cash dividends declared - $0.11 per share	—	—	—	(1,939)	—	(1,939)
Other comprehensive loss	—	—	—	—	(30,531)	(30,531)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 272 shares for taxes	675	1	(1)	—	—	—
Repurchases of common stock	(256,988)	(257)	(5,933)	—	—	(6,190)
Stock-based compensation	—	—	648	—	—	648
Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$30,161	$28,810
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(2,085)	(1,918)
Depreciation and amortization	3,508	3,223
Accretion and amortization	2,077	2,281
Other gains, net	(59)	(8)
Net gain on sales of loans	(13,472)	(28,260)
Proceeds from sales of loans held for sale	492,086	869,253
Loans originated for sale	(442,236)	(815,446)
Deferred income tax expense	2,411	1,561
Earnings on bank-owned life insurance	(596)	(630)
Stock-based compensation	1,177	822
Change in valuation of mortgage servicing rights	(5,625)	(936)
Net change in:
Accrued interest receivable and other assets	1,042	6,043
Accrued expenses and other liabilities	21,058	4,411
Net cash provided by operating activities	89,447	69,206

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(176,713)	(56,565)
Maturities, prepayments, and calls	48,318	71,979
Loan originations and principal collections, net	(143,497)	(83,035)
Purchases of premises and equipment	(1,998)	(1,191)
Proceeds from sales of premises and equipment	239	22
Proceeds from sales of foreclosed assets	1,750	693
Net cash used in investing activities	(271,901)	(68,097)

Cash flows from financing activities:
Net change in deposits	84,615	184,144
Net change in short-term borrowings	—	(22,660)
Payments to tax authorities for stock-based compensation	(195)	(106)
Payments made on notes payable and other borrowings	—	(75,000)
Cash dividends on common stock	(3,889)	(2,167)
Payments to repurchase common stock	(9,208)	(1,678)
Net cash provided by financing activities	71,323	82,533

Net change in cash and cash equivalents	(111,131)	83,642
Beginning cash and cash equivalents	486,821	300,307
Ending cash and cash equivalents	$375,690	$383,949

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$6,619	$6,623
Income taxes paid	2,776	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$353	$484
Additions to mortgage servicing rights	2,180	5,992

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Any loans the Company determines have evidence of deterioration of credit quality since origination, and it is probable, at acquisition, that all contractually required payments will not be collected, are considered to be purchase credit impaired loans. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no goodwill impairment recorded for the six months ended June 30, 2022 and the year ended December 31, 2021.

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

Leases – During the second quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 — Leases (Topic 842), effective as of January 1, 2022, using the alternative transition method under the option to apply the lease standard at its effective date without adjusting the prior period comparative financial statements. The Company elected the package of practical expedients to not reassess: (i) whether any existing contracts are or contain a lease, (ii) the lease classification of any existing leases, and (iii) initial direct costs related to existing leases. The Company also elected to apply additional practical expedients to include both the lease and nonlease components of all leases as a single component and account for it as a lease and to use hindsight for leases existing at the adoption date. The Company recorded a $9.4 million right-of-use (“ROU”) asset, offset by a $10.3 million lease liability, and a $717 thousand, net of tax, cumulative effect adjustment debit to retained earnings.

The Company determines if an arrangement is a lease at inception. Operating leases with a term of greater than one year are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases, if any, are included in premises and equipment and other liabilities on the Company’s Consolidated Balance Sheets. The Company has lease agreements with lease and nonlease components, which are generally accounted for as a single lease component. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or equipment leases (deemed not significant) on its Consolidated Balance Sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental collateralized borrowing rate at lease inception, on a collateralized basis, over a similar term, when determining the present value of lease payments.

No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent the future rental expenses associated with operating leases, and the incremental borrowing rates are based on publicly available interest rates. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rental expense for lease payments is recognized on a straight-line basis over the lease term and is included in occupancy and equipment, net within our Consolidated Statements of Comprehensive Income.

The Company leases and subleases certain facilities and office space to outside parties; however, these leases are not significant.

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

Reclassifications – Certain amounts from the 2021 consolidated financial statements have been reclassified to conform to the June 30, 2022 presentation.

Recent Accounting Pronouncements – FASB ASC constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in ASU, which are not authoritative until incorporated into the ASC.

ASU 2021-01, Reference Rate Reform (Topic 848). In January 2021, the FASB issued ASU 2021-01 to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update additionally clarified that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of reference rate reform. This update was effective upon issuance and generally can be applied through December 31, 2022. See the discussion regarding the adoption of ASU 2020-04 below.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2022 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available for sale:
State and municipal	$262,470	$116	$(28,648)	$233,938
Mortgage-backed securities	455,300	1	(46,039)	409,262
Collateralized mortgage obligations	86,294	821	—	87,115
Asset-backed and other amortizing securities	23,243	—	(1,173)	22,070
Other securities	12,000	—	(442)	11,558
	$839,307	$938	$(76,302)	$763,943

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
State and municipal	$265,143	$10,615	$(86)	$275,672
Mortgage-backed securities	302,973	4,230	(4,114)	303,089
Collateralized mortgage obligations	106,733	—	(413)	106,320
Asset-backed and other amortizing securities	26,046	1,108	(218)	26,936
Other securities	12,000	487	—	12,487
	$712,895	$16,440	$(4,831)	$724,504

The amortized cost and fair value of securities at June 30, 2022 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$951	$953
After 1 year through 5 years	8,449	8,470
After 5 years through 10 years	22,147	21,527
After 10 years	242,923	214,547
Other	564,837	518,446
	$839,307	$763,943

At both June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $463.7 million and $474.5 million at June 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
State and municipal	$216,679	$27,194	$7,373	$1,454	$224,052	$28,648
Mortgage-backed securities	341,527	31,360	67,724	14,679	409,251	46,039
Collateralized mortgage obligations	—	—	—	—	—	—
Asset-backed and other amortizing securities	22,070	1,173	—	—	22,070	1,173
Other securities	11,558	442	—	—	11,558	442
	$591,834	$60,169	$75,097	$16,133	$666,931	$76,302

December 31, 2021
State and municipal	$21,255	$86	$—	$—	$21,255	$86
Mortgage-backed securities	56,398	1,197	64,764	2,917	121,162	4,114
Collateralized mortgage obligations	106,320	413	—	—	106,320	413
Asset-backed and other amortizing securities	1,624	218	—	—	1,624	218
Other securities	—	—	—	—	—	—
	$185,597	$1,914	$64,764	$2,917	$250,361	$4,831

There were 160 securities with an unrealized loss at June 30, 2022, generally due to increases in market rates. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable the Company will be required to sell any of these securities before recovery, and credit loss, if any, is not material. These unrealized losses are largely due to significant increases in market interest rates experienced during the first six months of 2022 over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline in future periods. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2022, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s combined financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	June 30, 2022	December 31, 2021
Commercial real estate	$806,538	$755,444
Commercial - specialized	351,609	378,725
Commercial - general	483,964	460,024
Consumer:
1-4 family residential	407,881	387,690
Auto loans	299,703	240,719
Other consumer	78,124	68,113
Construction	152,674	146,862
	2,580,493	2,437,577
Allowance for loan losses	(39,785)	(42,098)
Loans, net	$2,540,708	$2,395,479

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

The allowance for loan losses was $39.8 million at June 30, 2022, compared to $42.1 million at December 31, 2021. The ratio of allowance for loan losses to loans held for investment was 1.54% at June 30, 2022 and 1.73% at December 31, 2021.

The following table details the activity in the allowance for loan losses for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2022
Commercial real estate	$14,621	$(1,111)	$—	$393	$13,903
Commercial - specialized	3,275	71	(68)	77	3,355
Commercial - general	9,940	(149)	(8)	135	9,918
Consumer:
1-4 family residential	4,931	397	—	1	5,329
Auto loans	3,681	314	(69)	32	3,958
Other consumer	1,384	250	(242)	51	1,443
Construction	1,817	228	(166)	—	1,879
	$39,649	$—	$(553)	$689	$39,785

For the three months ended June 30, 2021
Commercial real estate	$19,020	$(1,732)	$—	$—	$17,288
Commercial - specialized	5,458	(653)	(5)	23	4,823
Commercial - general	8,979	(83)	(34)	86	8,948
Consumer:
1-4 family residential	4,890	172	—	2	5,064
Auto loans	3,891	13	(139)	50	3,815
Other consumer	1,480	(12)	(119)	85	1,434
Construction	1,301	288	—	2	1,591
	$45,019	$(2,007)	$(297)	$248	$42,963

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the six months ended June 30, 2022
Commercial real estate	$17,245	$(3,760)	$—	$418	$13,903
Commercial - specialized	4,363	(1,013)	(106)	111	3,355
Commercial - general	8,466	1,510	(315)	257	9,918
Consumer:
1-4 family residential	5,268	99	(40)	2	5,329
Auto loans	3,653	382	(155)	78	3,958
Other consumer	1,357	398	(428)	116	1,443
Construction	1,746	299	(166)	—	1,879
	$42,098	$(2,085)	$(1,210)	$982	$39,785

For the six months ended June 30, 2021
Commercial real estate	$18,962	$(1,674)	$—	$—	$17,288
Commercial - specialized	5,760	(1,032)	(5)	100	4,823
Commercial - general	9,227	(32)	(377)	130	8,948
Consumer:
1-4 family residential	4,646	467	(52)	3	5,064
Auto loans	4,226	(167)	(327)	83	3,815
Other consumer	1,671	(6)	(377)	146	1,434
Construction	1,061	526	—	4	1,591
	$45,553	$(1,918)	$(1,138)	$466	$42,963

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment at the dates indicated (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
June 30, 2022
Commercial real estate	$—	$806,538	$—	$13,903
Commercial - specialized	—	351,609	—	3,355
Commercial - general	3,601	480,363	189	9,729
Consumer:
1-4 family residential	1,966	405,915	166	5,163
Auto loans	—	299,703	—	3,958
Other consumer	—	78,124	—	1,443
Construction	—	152,674	—	1,879
	$5,567	$2,574,926	$355	$39,430

December 31, 2021
Commercial real estate	$1,101	$754,343	$584	$16,661
Commercial - specialized	—	378,725	—	4,363
Commercial - general	5,078	454,946	585	7,881
Consumer:
1-4 family residential	1,592	386,098	175	5,093
Auto loans	—	240,719	—	3,653
Other consumer	—	68,113	—	1,357
Construction	—	146,862	—	1,746
	$7,771	$2,429,806	$1,344	$40,754

Impaired loan information at the dates indicated follows (dollars in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2022
Commercial real estate	$—	$—	$—	$—	$—	$551
Commercial - specialized	—	—	—	—	—	—
Commercial - general	3,601	883	2,718	3,601	189	4,340
Consumer:
1-4 family residential	1,966	1,271	695	1,966	166	1,779
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	$5,567	$2,154	$3,413	$5,567	$355	$6,670

December 31, 2021
Commercial real estate	$1,101	$—	$1,101	$1,101	$584	$3,687
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,078	1,143	3,935	5,078	585	4,852
Consumer:
1-4 family residential	1,592	880	712	1,592	175	1,857
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	$7,771	$2,023	$5,748	$7,771	$1,344	$10,396

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the six months ended June 30, 2022 and the year ended December 31, 2021 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2022
Commercial real estate	$840	$23	$—
Commercial - specialized	424	—	119
Commercial - general	2,270	2	3,619
Consumer:
1-4 family residential	1,453	580	3,131
Auto loans	373	58	—
Other consumer	749	72	41
Construction	498	—	244
	$6,607	$735	$7,154

December 31, 2021
Commercial real estate	$393	$45	$1,101
Commercial - specialized	265	20	156
Commercial - general	4,032	97	5,236
Consumer:
1-4 family residential	2,496	903	2,815
Auto loans	332	—	—
Other consumer	538	15	44
Construction	937	—	166
	$8,993	$1,080	$9,518

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

The following table summarizes the internal classifications of loans at the dates indicated (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$770,699	$—	$35,839	$—	$806,538
Commercial - specialized	350,490	—	1,119	—	351,609
Commercial - general	454,648	—	29,316	—	483,964
Consumer:
1-4 family residential	398,860	—	9,021	—	407,881
Auto loans	299,508	—	195	—	299,703
Other consumer	77,892	—	232	—	78,124
Construction	151,847	—	827	—	152,674
	$2,503,944	$—	$76,549	$—	$2,580,493

December 31, 2021
Commercial real estate	$713,852	$—	$41,592	$—	$755,444
Commercial - specialized	372,797	—	5,928	—	378,725
Commercial - general	450,790	1,676	7,558	—	460,024
Consumer:
1-4 family residential	379,458	—	8,232	—	387,690
Auto loans	239,869	—	850	—	240,719
Other consumer	67,822	—	291	—	68,113
Construction	146,696	—	166	—	146,862
	$2,371,284	$1,676	$64,617	$—	$2,437,577

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC 310-40 and the Joint Interagency Regulatory Guidance. As of June 30, 2022 and December 31, 2021, the Company had no loans under an active modification that comply with ASC 310-40 and the Joint Interagency Regulatory Guidance.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of June 30, 2022, the Company had no remaining loans subject to these deferral and modification agreements. As of December 31, 2021 the Company had 3 loans totaling approximately $15.9 million subject to these deferral and modification agreements, representing 0.65% of outstanding loans held for investment.

There were no loans modified as a TDR during the six months ended June 30, 2022 and the year ended December 31, 2021.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.5 million at June 30, 2022 and December 31, 2021.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	June 30, 2022	December 31, 2021

Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(2,955)	(2,469)
	3,724	4,210

Other intangibles	2,972	2,972
Less: Accumulated amortization	(1,584)	(1,287)
	1,388	1,685
Other intangible assets, net	$5,112	$5,895

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$25,425	$13,558	$19,700	$9,049
Additions	930	2,770	2,180	5,992
Valuation adjustment	1,150	(351)	5,625	936
Ending balance	$27,505	$15,977	$27,505	$15,977

	June 30,	December 31,
	2022	2021
Mortgage loans serviced for others	$2,054,975	$1,953,095
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.34%	1.01%

The following table reflects the key assumptions used in measuring the fair value of the Company's mortgage servicing rights as of the dates indicated:

	June 30,	December 31,
	2022	2021
Weighted average constant prepayment rate	7.44%	12.35%
Weighted average discount rate	9.13%	9.14%
Weighted average life in years	7.99	6.03

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

As of June 30, 2022, the total amount of the Company’s subordinated debt securities outstanding was $76.5 million less approximately $604 thousand of remaining debt issuance costs for a total balance of $75.9 million. As of December 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $697 thousand of remaining debt issuance costs for a total balance of $75.8 million.

Notes Payable and Other Borrowings
As of June 30, 2022 and December 31, 2021, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

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

Options
A summary of activity in the Plan for the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2022
Outstanding at beginning of year:	1,602,028	$15.42		$13,975
Granted	45,203	29.40		—
Exercised	(7,413)	18.58		(41)
Forfeited	(7,449)	19.30		(36)
Expired	(3,317)	18.05		(20)

Balance, June 30, 2022	1,629,052	$15.78	5.62	$13,878

Exercisable at end of period	1,199,739	$14.09	5.07	$12,057

Vested at end of period	1,199,739	$14.09	5.07	$12,057

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2022	2021
Expected volatility	40.20% to 40.29%	41.20% to 41.32%
Expected dividend yield	1.30%	1.00%
Expected term (years)	6.1 to 6.3	6.1 to 6.2
Risk-free interest rate	1.56% to 1.95%	0.52% to 0.83%
Weighted average grant date fair value	$10.54	$7.07

The total intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021 was $74 thousand and $17 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan for the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2022
Outstanding at beginning of year:	42,767	$19.35
Granted	74,891	28.78
Vested	(24,877)	19.60
Forfeited	(4,054)	28.18

Balance, June 30, 2022	88,727	$26.84

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2022 was $3.9 million and will be recognized over a weighted average remaining period of 1.62 years. The total fair value of restricted stock units vested during each of the six months ended June 30, 2022 and June 30, 2021 was $488 thousand and $489 thousand, respectively.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	June 30, 2022	December 31, 2021
Commitments to grant loans and unfunded commitments under lines of credit	$637,554	$542,338
Standby letters of credit	13,970	12,418

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at June 30, 2022 or December 31, 2021.

9.  LEASES

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company's discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of June 30, 2022, the Company had no finance leases.

The balance sheet components of the Company's leases at the date indicated are as follows (dollars in thousands):

June 30, 2022
Operating lease right of use assets (included in Other assets)	$8,616
Operating lease liabilities (included in Accrued expenses and other liabilities)	9,560

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $747 thousand and $1.4 million, respectively for the three and six months ended June 30, 2022. Operating lease costs were $577 thousand and $1.2 million, respectively for the three and six months ended June 30, 2021.

Supplemental cash flow information related to leases for the periods presented is as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$492	$971
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—

For operating leases the Company’s weighted average remaining lease terms in years and weighted average discount rate was 9.88 and 4.63%, respectively, as of June 30, 2022.

Maturities of operating lease liabilities at June 30, 2022, under lease agreements that had commenced as of or subsequent to January 1, 2022, are presented below (dollars in thousands).

2022	$981
2023	1,848
2024	1,381
2025	973
2026	1,026
Thereafter	6,025
Total minimum lease payments	12,234
Less: Amount representing interest	(2,674)
Lease liabilities	$9,560

As of June 30, 2022, the Company had no additional operating leases that have not yet commenced.

10.  CAPITAL AND REGULATORY MATTERS

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework ("Basel III"). Basel III, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and Additional Tier 1 Capital instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations. Basel III became effective for the Company and its bank subsidiary on January 1, 2016 with certain transition provisions fully phased-in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022 and December 31, 2021, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2022, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2022 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$546,768	17.32%	$331,456	10.50%	N/A	N/A
City Bank	439,026	13.91%	331,407	10.50%	$315,625	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	431,435	13.67%	268,322	8.50%	N/A	N/A
City Bank	399,567	12.66%	268,282	8.50%	252,500	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	386,435	12.24%	220,971	7.00%	N/A	N/A
City Bank	399,567	12.66%	220,938	7.00%	205,157	6.50%

Tier I Capital to Average Assets:
Consolidated	431,435	10.93%	158,814	4.00%	N/A	N/A
City Bank	399,567	10.13%	158,814	4.00%	197,286	5.00%

December 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
City Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
City Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
City Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%

Tier I Capital to Average Assets:
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
City Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

11.  DERIVATIVES

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) as of the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
Interest Rate Contracts	Location	2022	2021
Interest rate swaps - fair value hedges	Interest income	$(205)	$(172)
Fair value hedge ineffectiveness	Other noninterest expense	$21	$(53)

		Six Months Ended
		June 30,
Interest Rate Contracts	Location	2022	2021
Interest rate swaps - fair value hedges	Interest income	$(341)	$(347)
Fair value hedge ineffectiveness	Other noninterest expense	$171	$74

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$1,015	$6	$9,775	$429
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$8,583	$202	$—	$—
Interest rate swaps related to state and municipal securities	123,760	15,863	123,760	5,686

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
	Location	2022	2021
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$166	$1,241
Interest rate lock commitments	Net gain (loss) on sales of loans	$(940)	$(3,237)

		Six Months Ended
		June 30,
	Location	2022	2021
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(926)	$1,140
Interest rate lock commitments	Net gain (loss) on sales of loans	$117	$(2,148)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	70,428	1,759	104,437	1,642

Total included in other assets	$70,428	$1,759	$104,437	$1,642

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$62,899	$1,032	$93,120	$106
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$62,899	$1,032	$93,120	$106

The Company had received cash collateral of $16.7 million to offset asset derivative positions on its interest rate swaps at June 30, 2022. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at June 30, 2022. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at June 30, 2022. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,883	$13,650	$30,161	$28,810

Weighted average common shares outstanding - basic	17,490,706	18,039,553	17,602,798	18,054,288
Effect of dilutive securities:
Stock-based compensation awards	529,842	513,497	609,638	484,881
Weighted average common shares outstanding - diluted	18,020,548	18,553,050	18,212,436	18,539,169

Basic earnings per share	$0.91	$0.76	$1.71	$1.60
Diluted earnings per share	$0.88	$0.74	$1.66	$1.55

13.  SEGMENT INFORMATION

Financial results by reportable segment as of the periods indicated are detailed below (dollars in thousands):

Three Months Ended June 30, 2022	Banking	Insurance	Consolidated
Net interest income	$37,105	$—	$37,105
Provision for loan losses	—	—	—
Noninterest income	17,364	1,471	18,835
Noninterest expense	(34,891)	(1,165)	(36,056)
Income before income taxes	19,578	306	19,884
Income tax (expense) benefit	(3,936)	(65)	(4,001)
Net income	$15,642	$241	$15,883

Three Months Ended June 30, 2021	Banking	Insurance	Consolidated
Net interest income	$29,593	$—	$29,593
Provision for loan losses	2,007	—	2,007
Noninterest income	21,076	1,174	22,250
Noninterest expense	(35,665)	(1,113)	(36,778)
Income before income taxes	17,011	61	17,072
Income tax (expense) benefit	(3,409)	(13)	(3,422)
Net income	$13,602	$48	$13,650

Six Months Ended June 30, 2022	Banking	Insurance	Consolidated
Net interest income	$67,052	$—	$67,052
Provision for loan losses	2,085	—	2,085
Noninterest income	39,547	2,985	42,532
Noninterest expense	(71,146)	(2,834)	(73,980)
Income before income taxes	37,538	151	37,689
Income tax (expense) benefit	(7,495)	(33)	(7,528)
Net income	$30,043	$118	$30,161

Six Months Ended June 30, 2021	Banking	Insurance	Consolidated
Net interest income	$59,137	$—	$59,137
Provision for loan losses	1,918	—	1,918
Noninterest income	46,493	2,257	48,750
Noninterest expense	(71,620)	(2,215)	(73,835)
Income before income taxes	35,928	42	35,970
Income tax (expense) benefit	(7,150)	(10)	(7,160)
Net income	$28,778	$32	$28,810

14.  FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$233,938	$—	$233,938
Mortgage-backed securities	—	409,262	—	409,262
Collateralized mortgage obligations	—	87,115	—	87,115
Asset-backed and other amortizing securities	—	22,070	—	22,070
Other securities	—	11,558	—	11,558
Loans held for sale (mandatory)	—	26,448	—	26,448
Mortgage servicing rights	—	—	27,505	27,505
Asset derivatives	—	17,824	—	17,824
Liability derivatives	—	(1,038)	—	(1,038)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	5,212	5,212

December 31, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$275,672	$—	$275,672
Mortgage-backed securities	—	303,089	—	303,089
Collateralized mortgage obligations	—	106,320	—	106,320
Asset-backed and other amortizing securities	—	26,936	—	26,936
Other securities	—	12,487	—	12,487
Loans held for sale (mandatory)	—	47,593	—	47,593
Mortgage servicing rights	—	—	19,700	19,700
Asset derivatives	—	7,328	—	7,328
Liability derivatives	—	(535)	—	(535)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,427	6,427

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2022
Non-recurring:
Impaired loans	$5,212	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,505	Discounted cash flows	Conditional prepayment rate	7.44%
			Discount rate	9.13%

December 31, 2021
Non-recurring:
Impaired loans	$6,427	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	19,700	Discounted cash flows	Conditional prepayment rate	12.35%
			Discount rate	9.14%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2022
Financial assets:
Cash and cash equivalents	$375,690	$375,690	$—	$—	$375,690
Loans held for investment, net	2,540,708	—	—	2,530,038	2,530,038
Loans held for sale (best efforts)	11,501	—	11,846	—	11,846
Accrued interest receivable	12,216	—	12,216	—	12,216

Financial liabilities:
Deposits	$3,425,837	$—	$3,425,591	$—	$3,425,591
Accrued interest payable	2,075	—	2,075	—	2,075
Junior subordinated deferrable interest debentures	46,393	—	34,041	—	34,041
Subordinated debt securities	75,868	—	74,169	—	74,169

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2021
Financial assets:
Cash and cash equivalents	$486,821	$486,821	$—	$—	$486,821
Loans held for investment, net	2,395,479	—	—	2,397,079	2,397,079
Loans held for sale (best efforts)	28,914	—	29,500	—	29,500
Accrued interest receivable	13,900	—	13,900	—	13,900

Financial liabilities:
Deposits	$3,341,222	$3,004,091	$339,797	$—	$3,343,888
Accrued interest payable	1,914	—	1,914	—	1,914
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,775	—	77,939	—	77,939

15.  SUBSEQUENT EVENTS

On July 21, 2022, the Company declared a cash dividend of $0.12 per share of common stock to be paid on August 15, 2022 to all shareholders of record as of August 1, 2022.

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

●	the uncertain inflationary outlook in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	high concentrations of loans secured by real estate located in our market areas;
●
risks associated with our commercial loan portfolio, including the uncertain economic consequences of the ongoing COVID-19 pandemic, or any current or future variants thereof, or any deterioration in value of the general business assets that secure such loans;

●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	market interest rate fluctuations, which could have an adverse effect on our profitability;
●	increases in market interest rates, which could negatively impact bond market values and result in a lower net book value;
●	our ability to successfully manage the current rising market interest rate environment, our credit risk and the level of future non-performing assets and charge-offs;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
●	system failures, service denials, cyber-attacks and security breaches;
●	our ability to maintain effective internal control over financial reporting;
●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
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

Recent Developments

COVID-19 Update

The COVID-19 pandemic has caused significant disruptions in the U.S. economy. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted by the ongoing COVID-19 pandemic and any current or future variants of COVID-19.

Throughout the COVID-19 pandemic, the Bank has been proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and has offered loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of June 30, 2022, there were no remaining active loan modifications attributed to COVID-19.

The Paycheck Protection Program (“PPP”) was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”) in March 2020. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The Bank originated approximately 3,200 for a total of $309.2 million of PPP loans. As of June 30, 2022, there was approximately $7.1 million still outstanding. The Company expects that the remaining PPP loans will be forgiven by the SBA or otherwise repaid over the next several quarters.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic, or any current or future variant of COVID-19, on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Results of Operations

We had net income of $15.9 million, or $0.88 per diluted common share, for the three months ended June 30, 2022, compared to net income of $13.7 million, or $0.74 per diluted common share for the three months ended June 30, 2021. Return on average equity (annualized) was 16.96% and return on average assets (annualized) was 1.60% for the three months ended June 30, 2022, compared to 14.27% and 1.46%, respectively, for the three months ended June 30, 2021.

We had net income of $30.2 million, or $1.66 per diluted common share for the six months ended June 30, 2022, compared to net income of $28.8 million, or $1.55 per diluted common share for the six months ended June 30, 2021. Return on average equity (annualized) was 15.74% and return on average assets (annualized) was 1.54% for the six months ended June 30, 2022, compared to 15.37% and 1.56%, respectively, for the six months ended June 30, 2021.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,531,085	$34,522	5.47%	$2,211,825	$27,084	4.91%
Loans - PPP	18,179	898	19.81	156,977	2,277	5.82
Investment securities – taxable	637,814	3,538	2.22	543,527	2,377	1.75
Investment securities – non-taxable	217,023	1,439	2.66	220,006	1,465	2.67
Other interest-earning assets(2)	329,869	658	0.80	370,634	122	0.13
Total interest-earning assets	3,733,970	41,055	4.41	3,502,969	33,325	3.82
Noninterest-earning assets	238,575			255,093
Total assets	$3,972,545			$3,758,062

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,903,452	$1,357	0.29%	$1,873,699	$1,150	0.25%
Time deposits	334,819	960	1.15	326,043	1,036	1.27
Short-term borrowings	4	—	0.00	6,429	1	0.06
Notes payable & other longer-term borrowings	—	—	0.00	4,121	3	0.29
Subordinated debt securities	75,845	1,013	5.36	75,682	1,012	5.36
Junior subordinated deferrable interest debentures	46,393	317	2.74	46,393	221	1.91
Total interest-bearing liabilities	$2,360,513	$3,647	0.62%	$2,332,367	$3,423	0.59%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,171,454			$1,002,737
Other liabilities	64,933			39,215
Total noninterest-bearing liabilities	1,236,387			1,041,952
Stockholders’ equity	375,645			383,743
Total liabilities and stockholders’ equity	$3,972,545			$3,758,062

Net interest income		$37,408			$29,902
Net interest spread			3.79%			3.23%
Net interest margin(3)			4.02%			3.42

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,489,048	$63,146	5.12%	$2,187,470	$53,367	4.92%
Loans - PPP	26,886	1,653	12.40	168,238	5,275	6.32
Investment securities – taxable	579,243	5,892	2.05	544,761	4,809	1.78
Investment securities – non-taxable	217,672	2,887	2.67	218,351	2,946	2.72
Other interest-earning assets(2)	398,670	862	0.44	350,434	222	0.13
Total interest-earning assets	3,711,519	74,440	4.04	3,469,253	66,619	3.87
Noninterest-earning assets	250,376			262,351
Total assets	$3,961,895			$3,731,604

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,920,608	$2,268	0.24%	$1,840,831	$2,254	0.25%
Time deposits	336,962	1,939	1.16	325,213	2,089	1.30
Short-term borrowings	4	—	0.00	15,726	5	0.06
Notes payable & other longer-term borrowings	—	—	0.00	39,283	38	0.20
Subordinated debt securities	75,822	2,025	5.39	75,659	2,031	5.41
Junior subordinated deferrable interest debentures	46,393	548	2.38	46,393	444	1.93
Total interest-bearing liabilities	$2,379,789	$6,780	0.57%	$2,343,105	$6,861	0.59

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,137,772			$969,040
Other liabilities	57,887			41,408
Total noninterest-bearing liabilities	1,195,659			1,010,448
Shareholders’ equity	386,447			378,051
Total liabilities and shareholders’ equity	$3,961,895			$3,731,604

Net interest income		$67,660			$59,758
Net interest spread			3.47%			3.28
Net interest margin(3)			3.68%			3.47

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2022 over 2021
	Change due to:		Total Variance
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$3,909	$3,529	$7,438
Loans - PPP	(2,013)	634	(1,379)
Investment securities – taxable	412	749	1,161
Investment securities – non-taxable	(20)	(6)	(26)
Other interest-earning assets	(13)	549	536
Total increase (decrease) in interest income	2,275	5,455	7,730

Interest-bearing liabilities:
NOW, Savings, MMDAs	18	189	207
Time deposits	28	(104)	(76)
Short-term borrowings	(1)	—	(1)
Notes payable & other borrowings	(3)	—	(3)
Subordinated debt securities	2	(1)	1
Junior subordinated deferrable interest debentures	—	96	96
Total increase (decrease) interest expense:	44	180	224

Increase (decrease) in net interest income	$2,231	$5,275	$7,506

	Six Months Ended June 30,
	2022 over 2021
	Change due to:		Total Variance
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$7,358	$2,421	$9,779
Loans - PPP	(4,432)	810	(3,622)
Investment securities – taxable	304	779	1,083
Investment securities – non-taxable	(9)	(50)	(59)
Other interest-earning assets	31	609	640
Total increase (decrease) in interest income	3,252	4,569	7,821

Interest-bearing liabilities:
NOW, Savings, MMDAs	98	(84)	14
Time deposits	75	(225)	(150)
Short-term borrowings	(5)	—	(5)
Notes payable & other borrowings	(38)	—	(38)
Subordinated debt securities	4	(10)	(6)
Junior subordinated deferrable interest debentures	—	104	104
Total increase (decrease) interest expense:	134	(215)	(81)

Increase (decrease) in net interest income	$3,118	$4,784	$7,902

Net interest income for the three months ended June 30, 2022 was $37.1 million, compared to $29.6 million for the three months ended June 30, 2021, an increase of $7.5 million, or 25.4%. The increase in net interest income was a result of a $7.7 million, or 23.4%, increase in interest income, partially offset by a $0.2 million, or 6.5%, increase in interest expense. The increase in interest income was comprised of increases of $6.0 million in loan interest income and $1.7 million in interest income from securities and other interest-earning assets. The increase in loan interest income was primarily due to an increase of $180.5 million in average loans outstanding, the rising interest rate environment, and $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022. The increase in interest income on securities and other interest-earning assets was primarily due to securities purchases and rising rates. During the second quarter of 2022, the Company recognized $854 thousand in deferred PPP-related SBA fees. At June 30, 2022, the Company had $401 thousand of deferred PPP fees that have not been accreted to income, the majority of which are expected to be recognized as PPP loans continue to be forgiven by the SBA over the next several quarters.

Interest expense for the three months ended June 30, 2022 increased $0.2 million, compared to the three months ended June 30, 2021. The increase was the result of growth in the average balances of interest-bearing deposits of $38.5 million during the second quarter of 2022 while the interest rates paid on these deposits remained consistent.

For the three months ended June 30, 2022, net interest margin and net interest spread were 4.02% and 3.79%, respectively, compared to 3.42% and 3.23% for the same six-month period in 2021, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the six months ended June 30, 2022 was $67.1 million, compared to $59.1 million for the six months ended June 30, 2021, an increase of $7.9 million, or 13.4%. The increase in net interest income was comprised of a $7.8 million, or 11.9%, increase in interest income and a $0.1 million, or 1.2% decrease in interest expense. The increase in interest income was primarily attributable to an increase of 20 basis points in the yield on non-PPP loans, an increase of $301.6 million in average non-PPP loans outstanding, and $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022, partially offset by an decrease of $3.6 million in PPP-related SBA interest and fees recognized as PPP loans were forgiven by the SBA or repaid during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, net interest margin and net interest spread were 3.68% and 3.47%, respectively, compared to 3.47% and 3.28%, respectively, for the same six-month period in 2021, which reflects the changes in interest income and interest expense discussed above.

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

The Company did not record a provision for loan losses for the three months ended June 30, 2022, compared to a negative provision of $2.0 million for the three months ended June 30, 2021. The Company experienced improving credit metrics in the loan portfolio during the second quarter of 2022, specifically in the hotel segment, offset with organic loan growth, which resulted in no provision expense in the second quarter of 2022. The Company recorded a negative provision for loan losses for the six months ended June 30, 2022 of $2.1 million, compared to a negative provision of $1.9 million for the six months ended June 30, 2021. The decrease in the provision for loan losses for the six months ended June 30, 2022 compared to the six months ended in 2021 is primarily due improving credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits, and a decline in the amount of loans that were actively under a COVID-19 pandemic-related modification. The allowance for loan losses as a percentage of loans held for investment was 1.54% at June 30, 2022 and 1.73% at December 31, 2021. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,612	$1,599	$13	$3,385	$3,172	$213
Income from insurance activities	1,577	1,240	337	3,147	2,352	795
Bank card services and interchange fees	3,478	3,073	405	6,700	5,715	985
Mortgage banking activities	8,669	13,712	(5,043)	22,306	32,528	(10,222)
Investment commissions	466	530	(64)	1,012	960	52
Fiduciary income	635	842	(207)	1,247	1,678	(431)
Other income and fees(1)	2,398	1,254	1,144	4,735	2,345	2,390
Total noninterest income	$18,835	$22,250	$(3,415)	$42,532	$48,750	$(6,218)

(1)	Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended June 30, 2022 was $18.8 million, compared to $22.3 million for the three months ended June 30, 2021, a decrease of $3.4 million, or 15.3%. Income from mortgage banking activities decreased $5.0 million, or 36.8%, to $8.7 million for the three months ended June 30, 2022 from $13.7 million for the three months ended June 30, 2021. This decrease in mortgage banking revenues was mainly the result of refinance activity slowing as mortgage rates had risen and overall mortgage activity has returned to a more historical level, as mortgage loan originations declined $172.2 million, or 45.4%, partially offset by an increase of $357 thousand in servicing income for the Company’s mortgage servicing rights portfolio. Other noninterest income increased during the second quarter of 2022 from earnings in an investment in a Small Business Investment Company (“SBIC”) of $940 thousand.

Noninterest income for the six months ended June 30, 2022 was $42.5 million, compared to $48.8 million for the six months ended June 30, 2021, a decrease of $6.2 million, or 12.8%. Income from mortgage banking activities decreased $10.2 million, or 31.4%, to $22.3 million for the six months ended June 30, 2022 from $32.5 million for the six months ended June 30, 2021. This decrease was primarily a result of a decrease of $373.2 million, or 45.8%, in mortgage loan originations, partially offset by an increase of $3.7 million in the fair value adjustment and an increase of $836 thousand in servicing income for the Company’s mortgage servicing rights portfolio. Other noninterest income increased during the six months ended June 30, 2022 from investments in SBIC’s of $1.8 million and growth in income from insurance activities and bank card services and interchange fees.

Management is continuing to monitor and assess the industry changes related to the consumer overdraft fees, and changes already made or any future changes could negatively impact overdraft fee income.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,990	$23,377	$(1,387)	$44,693	$47,695	$(3,002)
Occupancy expense, net	4,033	3,499	534	7,770	7,064	706
Professional services	2,647	1,522	1,125	5,272	3,095	2,177
Marketing and development	758	812	(54)	1,478	1,380	98
IT and data services	941	907	34	1,994	1,961	33
Bankcard expenses	1,328	1,252	76	2,651	2,301	350
Appraisal expenses	508	879	(371)	1,073	1,560	(487)
Other expenses(1)	3,851	4,530	(679)	9,049	8,779	270
Total noninterest expense	$36,056	$36,778	$(722)	$73,980	$73,835	$145

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2022 was $36.1 million compared to $36.8 million for the three months ended June 30, 2021, an increase of $0.7 million, or 2.0%. Salaries and employee benefits decreased $1.4 million, or 5.9%, from $23.4 million for the three months ended June 30, 2021 to $22.0 million for the three months ended June 30, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions and other variable mortgage-based expenses due to the reduction in mortgage loan originations, partially offset by additional commercial lenders hired as part of a planned initiative. Professional services increased $1.1 million during the second quarter of 2022 primarily as the result of legal expenses as result of vendor dispute legal proceedings.

Noninterest expense for the six months ended June 30, 2022 was $74.0 million, compared to $73.8 million for the six months ended June 30, 2021, an increase of $0.1 million, or 0.2%. Salaries and employee benefits decreased $3.0 million, or 6.3%, from $47.7 million for the six months ended June 30, 2021 to $44.7 million for the six months ended June 30, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions and other variable mortgage-based expenses due to the reduction in mortgage loan originations, partially offset by additional commercial lenders hired as part of a planned initiative. There was an increase in professional services expense of $2.2 million during the six months ended June 30, 2022, primarily related to an increase in legal fees as a result of vendor dispute legal proceedings.

Financial Condition

Our total assets increased $72.9 million, or 1.9%, to $3.97 billion at June 30, 2022, compared to $3.90 billion at December 31, 2021. Our gross loans held for investment increased $142.9 million, or 5.9%, to $2.58 billion at June 30, 2022, compared to $2.44 billion at December 31, 2021. Our securities portfolio decreased $39.4 million, or 5.4%, to $763.9 million at June 30, 2022, compared to $724.5 million at December 31, 2021. Total deposits increased $84.6 million, or 2.5%, to $3.43 billion at June 30, 2022, compared to $3.34 billion at December 31, 2021.

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

Loans held for investment increased $142.9 million, or 5.9%, to $2.58 billion at June 30, 2022, compared to $2.44 billion at December 31, 2021. This increase in our loans was primarily the result of organic net loan growth of $176.0 million, partially offset by a decrease due to SBA forgiveness and repayments of $33.1 million in PPP loans during the first six months of 2022. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and consumer auto loans.

The following table shows the contractual maturities of our loans held for investment portfolio at June 30, 2022:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$110,602	$399,065	$204,663	$92,208	$806,538
Commercial - specialized	105,288	135,755	59,784	50,782	351,609
Commercial - general	60,785	169,314	134,743	119,122	483,964
Consumer:
1-4 family residential	34,225	76,274	73,414	223,968	407,881
Auto loans	2,689	159,676	137,338	—	299,703
Other consumer	5,121	45,616	27,387	—	78,124
Construction	130,330	5,946	1,939	14,459	152,674
Total loans	$449,040	$991,646	$639,268	$500,539	$2,580,493

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of June 30, 2022:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$316,594	$379,342
Commercial - specialized	69,430	176,891
Commercial - general	150,522	272,657
Consumer:
1-4 family residential	199,672	173,984
Auto loans	297,014	—
Other consumer	72,736	267
Construction	2,862	19,482
Total loans	$1,108,830	$1,022,623

At June 30, 2022, there is $1.28 billion in adjustable rate loans, with $690.7 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $463.5 million will reprice immediately upon changes in the underlying index rate, with the remaining $227.2 million being subject to floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 68.3% of our loans were secured by real property as of June 30, 2022, compared to 69.4% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 36.9% of loans held for investment as of June 30, 2022 and represented 36.7% of loans held for investment as of December 31, 2021. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $51.1 million, or 6.8%, to $806.5 million as of June 30, 2022 from $755.4 million as of December 31, 2021. The increase was primarily driven by an increase of $39.6 million in residential land development loans and an increase of $27.2 million in retail loans, partially offset by a decrease of $14.7 million in multifamily property loans.

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

Commercial general loans increased $23.9 million, or 5.2%, to $484.0 million as of June 30, 2022 from $460.0 million as of December 31, 2021. The increase in commercial general loans was primarily due to organic loan growth, partially offset by a decrease in PPP loans of $33.1 million.

Commercial specialized loans decreased $27.1 million, or 7.2%, to $351.6 million as of June 30, 2022 from $378.7 million as of December 31, 2021. This decrease was primarily due to an early payoff of an approximately $46 million of one energy sector loan and net repayments of $12.8 million in seasonal agricultural production loans, partially offset by organic loan growth of $21.2 million in finance/investment loans.

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

Consumer and other loans increased $89.2 million, or 12.8%, to $785.7 million as of June 30, 2022, from $696.5 million as of December 31, 2021. The increase in these loans was primarily a result of a $59.0 million increase in consumer auto loans as a result of increased demand for autos, along with adding several high-quality auto dealerships, and a $20.2 million increase in residential mortgage loans. As of June 30, 2022, our consumer loan portfolio was comprised of $407.9 million in 1-4 family residential loans, $299.7 million in auto loans, and $78.1 million in other consumer loans.

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

Construction loans increased $5.8 million, or 4.0%, to $152.7 million as of June 30, 2022 from $146.9 million as of December 31, 2021. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets.

Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At June 30, 2022, outstanding PPP loans totaled approximately $7.1 million and are included in commercial general loans.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$637,554	$542,338
Standby letters of credit	13,970	12,418
Total	$651,524	$554,756

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

The allowance for loan losses was $39.8 million at June 30, 2022, compared to $42.1 million at December 31, 2021, a decrease of $2.3 million, or 5.5%. The decrease is primarily a result of a negative provision of $2.1 million being recorded during the first quarter of 2022 based on general improvement in the Company’s credit metrics, a decline in the amount of loans that were actively under a modification, and a decrease in nonperforming loans, partially offset by the growth in the loan portfolio. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and additional or reversal provisions for loan losses may be necessary in future periods.

The following tables provide an analysis of the allowance for loan losses and other data at the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net charge-offs (recoveries) during the period
Commercial real estate	$(393)	$—	$(418)	$—
Commercial – specialized	(9)	(18)	(5)	(95)
Commercial – general	(127)	(52)	58	247
Consumer:
1-4 family residential	(1)	(2)	38	49
Auto loans	37	89	77	244
Other consumer	191	34	312	231
Construction	166	(2)	166	(4)
Total net charge-offs (recoveries) during the period	(136)	49	228	672

Total average loans outstanding during period	2,549,264	2,482,603	2,515,934	2,355,707
Total ratio of net charge-offs (recoveries) to average loans during the period (annualized)	(0.02)%	0.01%	0.02%	0.06%

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Total loans held for investment outstanding	$2,580,493	$2,437,577
Nonaccrual loans	$7,154	$9,518
Allowance for loan losses	$39,785	$42,098

Ratio of allowance to total loans held for investment	1.54%	1.73%
Ratio of allowance to nonaccrual loans	556.12%	442.30%
Ratio of nonaccrual loans to total loans held for investment	0.28%	0.39%

Net charge-offs (recoveries) totaled $(136) thousand and were (0.02)% (annualized) of average loans outstanding for the three months ended June 30, 2022, compared to $49 thousand and 0.01% (annualized) for the three months ended June 30, 2021. Net charge-offs totaled $228 thousand and were 0.02% (annualized) of average loans outstanding for the six months ended June 30, 2022, compared to $672 thousand and 0.06% (annualized) for the six months ended June 30, 2021. There was a $400 thousand recovery on a commercial tenant relationship in the second quarter of 2022 that affected both of the period comparisons. The allowance for loan losses as a percentage of loans held for investment was 1.54% at June 30, 2022 and 1.73% at December 31, 2021.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$13,903	34.9%	$17,245	41.0%
Commercial – specialized	3,355	8.4	4,363	10.4
Commercial – general	9,918	24.9	8,466	20.1
Consumer:
1-4 family residential	5,329	13.4	5,268	12.5
Auto loans	3,958	9.9	3,653	8.7
Other consumer	1,443	3.8	1,357	3.2
Construction	1,879	4.7	1,746	4.1
Total allowance for loan losses	$39,785	100.0%	$42,098	100.0%

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

At June 30, 2022, our total nonaccrual loans were $7.2 million, or 0.28% of total loans held for investment, as compared to $9.5 million, or 0.39% of total loans held for investment, at December 31, 2021. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of June 30, 2022 to cover any probable loss. There were three loans totaling $2.3 million that were removed from nonaccrual status during the second quarter of 2022. This was a result of principal paydowns, improved cash flow, and continued sustained payment performance.

Nonperforming loans were $7.9 million at June 30, 2022 and $10.6 million at December 31, 2021.

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

We had no loans restructured as TDRs during the first six months of 2022 or 2021. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

COVID-19 Industry Exposures. The Company’s COVID-19 industry exposures at June 30, 2022 were:

•
Restaurant and retail owner-occupied loans totaled $150.7 million (5.8% of total loans). The average loan size is $529 thousand. There was $1.8 million in classified loans, $35 thousand in loans past due 30 days or more, $2 thousand in loans past due 90 days or more and no nonaccrual loans. The related allowance for loan losses to total restaurant and retail owner-occupied loans is 1.65%. As of June 30, 2022, none of these loans were active modifications as a result of the COVID-19 pandemic.

•
Hospitality and assisted living center loans totaled $112.0 million (4.3% of total loans). The average loan size is $3.0 million. There was $32.1 million in classified loans, no loans past due and no nonaccrual loans. The related allowance for loan losses to total hospitality and assisted living center loans is 5.81%. As of June 30, 2022, none of these loans were active modifications as a result of the COVID-19 pandemic.

Oil and Gas Exposures. The Company’s direct energy sector loans totaled $83.4 million (3.2% of total loans), at June 30, 2022. There was $326 thousand in classified loans, $283 thousand in loans past due 30 days or more, and $43 thousand in nonaccrual loans. Management has expanded the monitoring of the loans in this category. The related allowance for loan losses to direct energy loans is 1.49%. As of June 30, 2022, none of these loans were active modifications as a result of the COVID-19 pandemic.

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

Our securities portfolio increased $39.4 million, or 5.4%, to $763.9 million at June 30, 2022, compared to $724.5 million at December 31, 2021. The increase was primarily due to $176.7 million in purchases, partially offset by $48.3 million in maturities, prepayments, and calls and an $87.0 million decline in the unrealized gain at June 30, 2022 as compared to December 31, 2021.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the three months ended June 30, 2022, the fair value of the Company’s available for sale securities declined by $42.1 million as a result of the significant increase in interest rates during first six months of 2022. At June 30, 2022, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of June 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$951	3.29%	$8,449	2.52%	$10,147	2.14%	$242,923	2.24%
Mortgage-backed securities	—	—	2,272	1.74	55,888	2.21	397,140	2.19
Collateralized mortgage obligations	—	—	—	—	86,294	2.08	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,007	2.91	21,236	2.82
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$951	3.29%	$10,721	2.35%	$166,335	2.31%	$661,299	2.23%

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,939	2.74%	$7,563	2.58%	$10,502	2.11%	$245,139	2.24%
Mortgage-backed securities	—	—	1,476	1.43	59,116	2.20	242,381	1.86
Collateralized mortgage obligations	—	—	—	—	106,733	0.56	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,328	2.90	23,718	2.82
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,939	2.74%	$9,039	2.39%	$190,679	1.43%	$511,238	2.09%

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

Total deposits at June 30, 2022 were $3.43 billion, representing an increase of $84.6 million, or 2.5%, compared to $3.34 billion at December 31, 2021. The increase in total deposits since December 31, 2021 is primarily due to organic growth and customers maintaining higher balances. As of June 30, 2022, 35.0% of total deposits were comprised of noninterest-bearing demand accounts, 55.1% of interest-bearing non-maturity accounts and 9.9% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,195,732	35.0%	$1,071,367	32.1%
NOW and other transaction accounts	357,767	10.4	395,322	11.8
Money market and other savings	1,532,139	44.7	1,534,795	45.9
Time deposits	340,199	9.9	339,738	10.2
Total deposits	$3,425,837	100.0%	$3,341,222	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended June 30,
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,171,454	—%	1,002,737	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	352,350	0.25%	353,202	0.05%
Savings accounts	147,535	0.11%	130,280	0.09%
Money market accounts	1,403,567	0.31%	1,390,217	0.31%
Time deposits	334,819	1.15%	326,043	1.27%
Total interest-bearing deposits	2,238,271	0.42%	2,199,742	0.40%
Total deposits	$3,409,725	0.27%	3,202,479	0.27%

	Six Months Ended June 30
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,137,772	—%	$969,040	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	363,796	0.17%	346,035	0.04%
Savings accounts	148,276	0.10%	126,288	0.08%
Money market accounts	1,408,536	0.27%	1,368,508	0.32%
Time deposits	336,962	1.16%	325,213	1.30%
Total interest-bearing deposits	2,257,570	0.38%	2,166,044	0.40%
Total deposits	$3,395,342	0.25%	$3,135,084	0.28%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of June 30, 2022 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$12,993	$38,843	$34,950	$3,802	$90,588

The estimated amount of uninsured deposits as of June 30, 2022 was $1.11 billion.

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

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2022 and December 31, 2021, we had total remaining borrowing capacity from the FHLB of $846.9 million and $903.9 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended June 30,			As of/For the Six Months Ended June 30,
	2022		2021	2022	2021
	(Dollars in thousands)
Amount outstanding at end of the period	$—		$—	$—	$—
Weighted average interest rate at end of the period	0.0	%0	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$—		$—	$—	$75,000
Average balance outstanding during the period	$—		$4,121	$—	$39,283
Weighted average interest rate during the period	0.00%		0.29%	0.00%	0.20%

The Company has used FHLB letters of credit to pledge to certain public deposits. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at June 30, 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $608.6 million and $593.6 million at June 30, 2022 and December 31, 2021, respectively. This line of credit was not used during the three or six months ended June 30, 2022 or the same periods in 2021.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million as of June 30, 2022 and December 31, 2021, respectively. The lines of credit were not used during the three or six months ended June 30, 2022 or the three or six months ended June 30, 2021.

Subordinated Debt Securities. The Company has subordinated debt securities that are intended to qualify for tier 2 capital treatment, subject to regulatory limitations. As of June 30, 2022, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $604 thousand of remaining debt issuance costs for a total balance of $75.9 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2022 and December 31, 2021. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of June 30, 2022, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 3.83%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 3.22%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 3.33%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2022.

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

Capital Requirements

Total stockholders’ equity decreased to $364.2 million as of June 30, 2022, compared to $407.4 million as of December 31, 2021, an decrease of $43.2 million, or 10.6%. The decrease from December 31, 2021 was primarily the result of a decrease in accumulated other comprehensive income of $60.5 million, net of tax, repurchases of common stock of $9.2 million and $3.9 million of dividends paid, partially offset by $30.2 million in net earnings, for the six months ended June 30, 2022 .

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

At June 30, 2022, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2022, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2022 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$546,768	17.32%	$524,836	18.40%
Tier 1 capital (to risk-weighted assets)	431,435	13.67	413,322	14.49
CET1 capital (to risk-weighted assets)	386,435	12.24	368,322	12.91
Tier 1 capital (to average assets)	431,435	10.93	413,322	10.77

City Bank:
Total capital (to risk-weighted assets)	$439,026	13.91%	$425,748	14.93%
Tier 1 capital (to risk-weighted assets)	399,567	12.66	390,015	13.67
CET1 capital (to risk-weighted assets)	399,567	12.66	390,015	13.67
Tier 1 capital (to average assets)	399,567	10.13	390,015	10.16

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during the three and six months ended June 30, 2022 and 2021. For the three months ended June 30, 2022, we repurchased 256,988 shares of common stock for a total of $6.2 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2022	December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	2.79%	6.89%
+200	2.02%	4.53%
+100	1.12%	2.02%
-100	(3.42)%	(1.05)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Total stockholders’ equity	$364,222	$407,427
Less: Goodwill and other intangibles	(24,620)	(25,403)
Tangible common equity	$339,602	$382,024

Total assets	$3,974,724	$3,901,855
Less: Goodwill and other intangibles	(24,620)	(25,403
Tangible assets	$3,950,104	$3,876,452
Shares outstanding	17,417,094	17,760,243

Total stockholders’ equity to total assets	9.16%	10.44%
Tangible common equity to tangible assets	8.60%	9.85%
Book value per share	$20.91	$22.94
Tangible book value per share	$19.50	$21.51

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of June 30, 2022.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 29, 2021, the Company’s board of directors approved a stock repurchase program, effective November 6, 2021, pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program had an expiration date of November 6, 2022. On May 18, 2022, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “New Repurchase Program”). The New Repurchase Program became effective on the date which the Repurchase Program expired due to depletion of funds previously allocated to it. The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to a Rule 10b5-1 trading plan adopted by the Company, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the New Repurchase Program, and the timing and exact amount of any repurchases will depend on various factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The New Repurchase Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date, which is May 21, 2023.

The following table summarizes the share repurchase activity for the three months ended June 30, 2022.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
April 2022	45,492	$25.80	$1,173,704	$3,524,026
May 2022	160,610	23.66	3,799,860	14,724,166
June 2022	50,886	23.79	1,210,831	13,513,335
Total	256,988

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

	By:	/s/ Curtis C. Griffith
Date : August 8, 2022		Curtis C. Griffith
Chairman and Chief Executive Officer

Date: August 8, 2022	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer