Form 10-Q
period 2022-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2022-11-08
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 7, 2022, the registrant had 16,999,841 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$52,749	$68,425
Interest-bearing deposits in banks	277,213	418,396
Cash and cash equivalents	329,962	486,821
Securities available for sale	711,412	724,504
Loans held for sale	26,922	76,507
Loans held for investment	2,690,366	2,437,577
Allowance for loan losses	(39,657)	(42,098)
Loans held for investment, net	2,650,709	2,395,479
Accrued interest receivable	12,408	13,900
Premises and equipment, net	56,532	57,699
Bank-owned life insurance	72,874	71,978
Goodwill	19,508	19,508
Intangible assets, net	4,720	5,895
Mortgage servicing rights	28,424	19,700
Deferred tax asset, net	24,317	3,038
Other assets	54,902	26,826
Total assets	$3,992,690	$3,901,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,262,072	$1,071,367
Interest-bearing	2,198,464	2,269,855
Total deposits	3,460,536	3,341,222
Accrued expenses and other liabilities	68,048	31,038
Subordinated debt securities	75,914	75,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,650,891	3,494,428

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,064,640 and 17,760,243 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17,065	17,760
Additional paid-in capital	116,565	133,215
Retained earnings	281,679	242,750
Accumulated other comprehensive income (loss)	(73,510)	13,702
Total stockholders’ equity	341,799	407,427
Total liabilities and stockholders’ equity	$3,992,690	$3,901,855

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$34,463	$30,818	$99,260	$89,458
Securities:
Taxable	4,224	2,346	10,142	7,219
Non-taxable	1,128	1,160	3,409	3,487
Federal funds sold and interest-bearing deposits in banks	1,293	114	2,129	272
Total interest income	41,108	34,438	114,940	100,436
Interest expense:
Deposits	4,537	2,030	8,744	6,373
Notes payable & other borrowings	—	—	—	43
Subordinated debt securities	1,012	1,013	3,037	3,044
Junior subordinated deferrable interest debentures	457	217	1,005	661
Total interest expense	6,006	3,260	12,786	10,121
Net interest income	35,102	31,178	102,154	90,315
Provision for loan losses	(782)	—	(2,867)	(1,918)
Net interest income, after provision for loan losses	35,884	31,178	105,021	92,233
Noninterest income:
Service charges on deposit accounts	1,764	1,851	5,149	5,023
Income from insurance activities	4,856	3,794	8,003	6,146
Net gain on sales of loans	4,452	12,848	17,924	41,108
Bank card services and interchange fees	3,156	3,045	9,856	8,760
Other mortgage banking income	1,836	1,954	10,670	6,221
Investment commissions	391	430	1,403	1,390
Fiduciary fees	568	556	1,815	2,234
Other	3,914	1,313	8,649	3,659
Total noninterest income	20,937	25,791	63,469	74,541
Noninterest expense:
Salaries and employee benefits	22,927	24,116	67,620	71,811
Occupancy and equipment, net	4,132	3,896	11,902	10,960
Professional services	2,523	1,388	7,795	4,483
Marketing and development	913	777	2,391	2,157
IT and data services	908	1,068	2,902	3,029
Bank card expenses	1,399	1,339	4,050	3,640
Appraisal expenses	359	790	1,432	2,350
Other	4,240	4,689	13,289	13,468
Total noninterest expense	37,401	38,063	111,381	111,898
Income before income taxes	19,420	18,906	57,109	54,876
Income tax expense	3,962	3,716	11,490	10,876
Net income	$15,458	$15,190	$45,619	$44,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share:
Basic	$0.89	$0.85	$2.61	$2.44
Diluted	$0.86	$0.82	$2.52	$2.38

Net income	$15,458	$15,190	$45,619	$44,000
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(39,102)	(5,964)	(126,076)	(13,835)
Less: Change in fair value on hedged state and municipal securities	5,332	760	15,681	4,943
Tax effect	7,092	1,093	23,183	1,867
Other comprehensive income (loss)	(26,678)	(4,111)	(87,212)	(7,025)
Comprehensive income (loss)	$(11,220)	$11,079	$(41,593)	$36,975

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30,
Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	44,000	—	44,000
Cash dividends declared - $0.21 per share	—	—	—	(3,784)	—	(3,784)
Other comprehensive loss	—	—	—	—	(7,025)	(7,025)
Exercise of employee stock options and vesting of restricted stock units, net of 2,906 shares for cashless exercise and net of 5,013 shares for taxes	20,552	21	(127)	—	—	(106)
Repurchases of common stock	(272,822)	(273)	(5,809)	—	—	(6,082)
Stock-based compensation	—	—	1,225	—	—	1,225
Balance at September 30, 2021	17,824,094	$17,824	$136,401	$229,737	$14,314	$398,276

Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	45,619	—	45,619
Cash dividends declared - $0.34 per share	—	—	—	(5,973)	—	(5,973)
Other comprehensive loss	—	—	—	—	(87,212)	(87,212)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 16,255 shares for cashless exercise and net of 11,126 shares for taxes	34,010	34	(319)	—	—	(285)
Repurchases of common stock	(729,613)	(729)	(18,197)	—	—	(18,926)
Stock-based compensation	—	—	1,866	—	—	1,866
Balance at September 30, 2022	17,064,640	$17,065	$116,565	$281,679	$(73,510)	$341,799

Three Months Ended September 30,
Balance at June 30, 2021	18,014,398	$18,014	$140,212	$216,164	$18,425	$392,815
Net income	—	—	—	15,190	—	15,190
Cash dividends declared - $0.09 per share	—	—	—	(1,617)	—	(1,617)
Other comprehensive loss	—	—	—	—	(4,111)	(4,111)
Repurchases of common stock	(190,304)	(190)	(4,214)	—	—	(4,404)
Stock-based compensation	—	—	403	—	—	403
Balance at September 30, 2021	17,824,094	$17,824	$136,401	$229,737	$14,314	$398,276

Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222
Net income	—	—	—	15,458	—	15,458
Cash dividends declared - $0.12 per share	—	—	—	(2,084)	—	(2,084)
Other comprehensive loss	—	—	—	—	(26,678)	(26,678)
Exercise of employee stock options and vesting of restricted stock units, net of 11,431 shares for cashless exercise and net of 3,997 shares for taxes	13,673	14	(104)	—	—	(90)
Repurchases of common stock	(366,127)	(366)	(9,352)	—	—	(9,718)
Stock-based compensation	—	—	689	—	—	689
Balance at September 30, 2022	17,064,640	$17,065	$116,565	$281,679	$(73,510)	$341,799

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$45,619	$44,000
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(2,867)	(1,918)
Depreciation and amortization	5,277	4,837
Accretion and amortization	3,089	3,399
Other gains, net	(65)	(139)
Net gain on sales of loans	(17,924)	(41,108)
Proceeds from sales of loans held for sale	659,061	1,243,380
Loans originated for sale	(594,246)	(1,189,693)
Deferred income tax expense	2,093	1,730
Earnings on bank-owned life insurance	(896)	(945)
Stock-based compensation	1,866	1,225
Change in valuation of mortgage servicing rights	(6,030)	(1,055)
Net change in:
Accrued interest receivable and other assets	(2,734)	3,683
Accrued expenses and other liabilities	26,702	10,305
Net cash provided by operating activities	118,945	77,701

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(176,713)	(61,548)
Maturities, prepayments, and calls	60,772	94,978
Loan originations and principal collections, net	(252,828)	(209,047)
Purchases of premises and equipment	(3,294)	(2,319)
Proceeds from sales of premises and equipment	245	108
Proceeds from sales of foreclosed assets	1,884	1,048
Net cash used in investing activities	(369,934)	(176,780)

Cash flows from financing activities:
Net change in deposits	119,314	237,894
Net change in short-term borrowings	—	(26,550)
Payments to tax authorities for stock-based compensation	(285)	(106)
Payments made on notes payable and other borrowings	—	(75,000)
Cash dividends on common stock	(5,973)	(3,784)
Payments to repurchase common stock	(18,926)	(6,082)
Net cash provided by financing activities	94,130	126,372

Net change in cash and cash equivalents	(156,859)	27,293
Beginning cash and cash equivalents	486,821	300,307
Ending cash and cash equivalents	$329,962	$327,600

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$12,953	$10,774
Income taxes paid	8,488	8,842
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$465	$722
Additions to mortgage servicing rights	2,694	8,018

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no goodwill impairment recorded for the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

Derivatives – At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent the future rental expenses associated with operating leases, and the incremental borrowing rates are based on publicly available interest rates. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rental expense for lease payments is recognized on a straight-line basis over the lease term and is included in occupancy and equipment, net within our Consolidated Statements of Comprehensive Income (Loss).

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

Reclassifications – Certain amounts from the 2021 consolidated financial statements have been reclassified to conform to the September 30, 2022 presentation.

Recent Accounting Pronouncements – FASB ASC constitutes GAAP for nongovernmental entities. Updates to ASC are prescribed in ASUs, which are not authoritative until incorporated into the ASC.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2022 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Available for sale:
State and municipal	$260,281	$14	$(40,142)	$220,153
Mortgage-backed securities	445,312	—	(71,340)	373,972
Collateralized mortgage obligations	86,120	—	(310)	85,810
Asset-backed and other amortizing securities	22,166	—	(2,066)	20,100
Other securities	12,000	—	(623)	11,377
	$825,879	$14	$(114,481)	$711,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
State and municipal	$265,143	$10,615	$(86)	$275,672
Mortgage-backed securities	302,973	4,230	(4,114)	303,089
Collateralized mortgage obligations	106,733	—	(413)	106,320
Asset-backed and other amortizing securities	26,046	1,108	(218)	26,936
Other securities	12,000	487	—	12,487
	$712,895	$16,440	$(4,831)	$724,504

The amortized cost and fair value of securities at September 30, 2022 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,901	$1,906
After 1 year through 5 years	8,704	8,499
After 5 years through 10 years	19,532	18,582
After 10 years	242,144	202,543
Other	553,598	479,882
	$825,879	$711,412

At both September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $449.9 million and $474.5 million at September 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
State and municipal	$206,001	$37,371	$11,222	$2,771	$217,223	$40,142
Mortgage-backed securities	283,240	44,093	90,731	27,247	373,971	71,340
Collateralized mortgage obligations	85,810	310	—	—	85,810	310
Asset-backed and other amortizing securities	20,100	2,066	—	—	20,100	2,066
Other securities	11,378	623	—	—	11,378	623
	$606,529	$84,463	$101,953	$30,018	$708,482	$114,481

December 31, 2021
State and municipal	$21,255	$86	$—	$—	$21,255	$86
Mortgage-backed securities	56,398	1,197	64,764	2,917	121,162	4,114
Collateralized mortgage obligations	106,320	413	—	—	106,320	413
Asset-backed and other amortizing securities	1,624	218	—	—	1,624	218
Other securities	—	—	—	—	—	—
	$185,597	$1,914	$64,764	$2,917	$250,361	$4,831

There were 174 securities with an unrealized loss at September 30, 2022, generally due to increases in market rates. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable the Company will be required to sell any of these securities before recovery, and credit loss, if any, is not material. These unrealized losses are largely due to significant increases in market interest rates experienced during the first nine months of 2022 over the yields available at the time the underlying securities were purchased, which was attributed to the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) repeatedly raising their target benchmark interest rate in the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline in future periods. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2022, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s combined financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	September 30, 2022	December 31, 2021
Commercial real estate	$869,231	$755,444
Commercial - specialized	368,204	378,725
Commercial - general	477,209	460,024
Consumer:
1-4 family residential	424,802	387,690
Auto loans	309,110	240,719
Other consumer	80,524	68,113
Construction	161,286	146,862
	2,690,366	2,437,577
Allowance for loan losses	(39,657)	(42,098)
Loans, net	$2,650,709	$2,395,479

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

The allowance for loan losses was $39.7 million at September 30, 2022, compared to $42.1 million at December 31, 2021. The ratio of allowance for loan losses to loans held for investment was 1.47% at September 30, 2022 and 1.73% at December 31, 2021.

The following table details the activity in the allowance for loan losses for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2022
Commercial real estate	$13,903	$(1,292)	$—	$—	$12,611
Commercial - specialized	3,355	(481)	(43)	874	3,705
Commercial - general	9,918	372	—	135	10,425
Consumer:
1-4 family residential	5,329	247	(52)	37	5,561
Auto loans	3,958	(39)	(77)	50	3,892
Other consumer	1,443	282	(374)	104	1,455
Construction	1,879	129	—	—	2,008
	$39,785	$(782)	$(546)	$1,200	$39,657

For the three months ended September 30, 2021
Commercial real estate	$17,288	$960	$—	$—	$18,248
Commercial - specialized	4,823	(596)	(16)	20	4,231
Commercial - general	8,948	(838)	(2)	63	8,171
Consumer:
1-4 family residential	5,064	135	—	2	5,201
Auto loans	3,815	79	(111)	20	3,803
Other consumer	1,434	139	(213)	42	1,402
Construction	1,591	121	—	—	1,712
	$42,963	$—	$(342)	$147	$42,768

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the nine months ended September 30, 2022
Commercial real estate	$17,245	$(5,052)	$—	$418	$12,611
Commercial - specialized	4,363	(1,494)	(149)	985	3,705
Commercial - general	8,466	1,883	(315)	391	10,425
Consumer:
1-4 family residential	5,268	346	(92)	39	5,561
Auto loans	3,653	344	(233)	128	3,892
Other consumer	1,357	678	(801)	221	1,455
Construction	1,746	428	(166)	—	2,008
	$42,098	$(2,867)	$(1,756)	$2,182	$39,657

For the nine months ended September 30, 2021
Commercial real estate	$18,962	$(714)	$—	$—	$18,248
Commercial - specialized	5,760	(1,627)	(21)	119	4,231
Commercial - general	9,227	(870)	(379)	193	8,171
Consumer:
1-4 family residential	4,646	602	(52)	5	5,201
Auto loans	4,226	(88)	(438)	103	3,803
Other consumer	1,671	132	(590)	189	1,402
Construction	1,061	647	—	4	1,712
	$45,553	$(1,918)	$(1,480)	$613	$42,768

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment at the dates indicated (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
September 30, 2022
Commercial real estate	$—	$869,231	$—	$12,611
Commercial - specialized	—	368,204	—	3,705
Commercial - general	3,469	473,740	108	10,317
Consumer:
1-4 family residential	750	424,052	9	5,552
Auto loans	—	309,110	—	3,892
Other consumer	—	80,524	—	1,455
Construction	—	161,286	—	2,008
	$4,219	$2,686,147	$117	$39,540

December 31, 2021
Commercial real estate	$1,101	$754,343	$584	$16,661
Commercial - specialized	—	378,725	—	4,363
Commercial - general	5,078	454,946	585	7,881
Consumer:
1-4 family residential	1,592	386,098	175	5,093
Auto loans	—	240,719	—	3,653
Other consumer	—	68,113	—	1,357
Construction	—	146,862	—	1,746
	$7,771	$2,429,806	$1,344	$40,754

Impaired loan information at the dates indicated follows (dollars in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2022
Commercial real estate	$—	$—	$—	$—	$—	$551
Commercial - specialized	—	—	—	—	—	—
Commercial - general	3,469	833	2,636	3,469	108	4,274
Consumer:
1-4 family residential	750	486	264	750	9	1,171
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	$4,219	$1,319	$2,900	$4,219	$117	$5,996

December 31, 2021
Commercial real estate	$1,101	$—	$1,101	$1,101	$584	$3,687
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,078	1,143	3,935	5,078	585	4,852
Consumer:
1-4 family residential	1,592	880	712	1,592	175	1,857
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	$7,771	$2,023	$5,748	$7,771	$1,344	$10,396

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for the nine months ended September 30, 2022 and the year ended December 31, 2021 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2022
Commercial real estate	$573	$819	$—
Commercial - specialized	139	30	40
Commercial - general	2,342	2	3,482
Consumer:
1-4 family residential	1,366	1,763	1,384
Auto loans	499	150	—
Other consumer	1,415	125	39
Construction	382	—	—
	$6,716	$2,889	$4,945

December 31, 2021
Commercial real estate	$393	$45	$1,101
Commercial - specialized	265	20	156
Commercial - general	4,032	97	5,236
Consumer:
1-4 family residential	2,496	903	2,815
Auto loans	332	—	—
Other consumer	538	15	44
Construction	937	—	166
	$8,993	$1,080	$9,518

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

The following table summarizes the internal classifications of loans at the dates indicated (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial real estate	$841,324	$—	$27,907	$—	$869,231
Commercial - specialized	367,346	—	858	—	368,204
Commercial - general	448,397	—	28,812	—	477,209
Consumer:
1-4 family residential	415,392	—	9,410	—	424,802
Auto loans	308,730	—	380	—	309,110
Other consumer	80,323	—	201	—	80,524
Construction	160,309	—	977	—	161,286
	$2,621,821	$—	$68,545	$—	$2,690,366

December 31, 2021
Commercial real estate	$713,852	$—	$41,592	$—	$755,444
Commercial - specialized	372,797	—	5,928	—	378,725
Commercial - general	450,790	1,676	7,558	—	460,024
Consumer:
1-4 family residential	379,458	—	8,232	—	387,690
Auto loans	239,869	—	850	—	240,719
Other consumer	67,822	—	291	—	68,113
Construction	146,696	—	166	—	146,862
	$2,371,284	$1,676	$64,617	$—	$2,437,577

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

In response to the COVID-19 pandemic, the Company implemented a short-term deferral modification program that complies with ASC 310-40 and the Joint Interagency Regulatory Guidance. As of September 30, 2022 and December 31, 2021, the Company had no loans under an active modification that comply with ASC 310-40 and the Joint Interagency Regulatory Guidance.

Beginning in April 2020, the Company began offering additional COVID-19 related deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis that were outside the scope of the short-term deferral modification program. These additional modifications comply with the provisions of section 4013 of the CARES Act and section 501 of the Act. As of September 30, 2022, the Company had no remaining loans subject to these deferral and modification agreements. As of December 31, 2021 the Company had 3 loans totaling approximately $15.9 million subject to these deferral and modification agreements, representing 0.65% of outstanding loans held for investment.

There were no loans modified as a TDR during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Management continues to closely monitor for credit changes resulting from the ongoing COVID-19 pandemic (or any current or future variants thereof), the rising interest rate environment, and the persistent high inflation levels in the United States and our market areas.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.5 million at September 30, 2022 and December 31, 2021.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	September 30, 2022	December 31, 2021

Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(3,198)	(2,469)
	3,481	4,210

Other intangibles	2,972	2,972
Less: Accumulated amortization	(1,733)	(1,287)
	1,239	1,685
Other intangible assets, net	$4,720	$5,895

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$27,505	$15,977	$19,700	$9,049
Additions	514	2,026	2,694	8,018
Valuation adjustment	405	119	6,030	1,055
Ending balance	$28,424	$18,122	$28,424	$18,122

	September 30,	December 31,
	2022	2021
Mortgage loans serviced for others	$2,053,183	$1,953,095
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.38%	1.01%

The following table reflects the key assumptions used in measuring the fair value of the Company's mortgage servicing rights as of the dates indicated:

	September 30,	December 31,
	2022	2021
Weighted average constant prepayment rate	7.34%	12.35%
Weighted average discount rate	9.14%	9.14%
Weighted average life in years	8.00	6.03

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

As of September 30, 2022, the total amount of the Company’s subordinated debt securities outstanding was $76.5 million less approximately $604 thousand of remaining debt issuance costs for a total balance of $75.9 million. As of December 31, 2021, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $697 thousand of remaining debt issuance costs for a total balance of $75.8 million.

Notes Payable and Other Borrowings
As of September 30, 2022 and December 31, 2021, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

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

Options
A summary of activity in the Plan for the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2022
Outstanding at beginning of year:	1,602,028	$15.42		$19,453
Granted	45,203	29.40		—
Exercised	(35,676)	13.25		(510)
Forfeited	(7,449)	19.30		(61)
Expired	(3,317)	18.05		(32)

Balance, September 30, 2022	1,600,789	$15.84	5.39	$18,850

Exercisable at end of period	1,186,948	$14.22	4.86	$15,834

Vested at end of period	1,186,948	$14.22	4.86	$15,834

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	40.20% to 40.29%	41.20% to 41.32%
Expected dividend yield	1.30%	1.00%
Expected term (years)	6.1 to 6.3	6.1 to 6.2
Risk-free interest rate	1.56% to 1.95%	0.52% to 0.83%
Weighted average grant date fair value	$10.54	$7.07

The total intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021 was $516 thousand and $17 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan for the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2022
Outstanding at beginning of year:	42,767	$19.35
Granted	74,891	28.78
Vested	(25,715)	19.86
Forfeited	(4,688)	28.16

Balance, September 30, 2022	87,255	$26.82

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2022 was $3.3 million and will be recognized over a weighted average remaining period of 1.57 years. The total fair value of restricted stock units vested during each of the nine months ended September 30, 2022 and September 30, 2021 was $511 thousand and $489 thousand, respectively.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	September 30, 2022	December 31, 2021
Commitments to grant loans and unfunded commitments under lines of credit	$741,347	$542,338
Standby letters of credit	12,563	12,418

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

Litigation - In July 2020, a vendor claimed that City Bank had breached a contract by failing to timely pay amounts allegedly due and owing. City Bank vigorously rejected any such non-payment contentions and filed suit against the vendor. With the lawsuit, City Bank sought, among other claims and relief, an injunction against the vendor. After an evidentiary hearing, the court entered a temporary injunction against the vendor expressly prohibiting it from, among other things, terminating the contract pending trial. Based upon discovery in the lawsuit, City Bank also filed a breach of contract claim against the vendor alleging that the vendor violated City Bank’s contractual exclusivity rights. The vendor has filed counterclaims, including for declaratory relief that the contracts should be declared unenforceable. In October 2021, the vendor filed a counterclaim alleging that City Bank’s attempted enforcement of its exclusivity rights contravenes the Texas Free Enterprise and Antitrust Act. On or about September 23, 2022, the parties entered into a Settlement Agreement and Mutual Release, pursuant to which the parties agreed to the settlement and release of all claims and counterclaims in the lawsuit. Thereafter, the parties filed a joint motion to dismiss with prejudice and the court formally dismissed the case by order dated October 7, 2022.  A gain contingency was recorded at settlement and that consideration was received on October 3, 2022.

The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the combined financial statements, based on information known as of the date of the combined financial statements.

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at September 30, 2022 or December 31, 2021.

9.  LEASES

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company's discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of September 30, 2022, the Company had no finance leases.

The balance sheet components of the Company's leases at the date indicated are as follows (dollars in thousands):

September 30, 2022
Operating lease right of use assets (included in Other assets)	$8,284
Operating lease liabilities (included in Accrued expenses and other liabilities)	9,234

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $761 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2022. Operating lease costs were $648 thousand and $1.8 million, respectively, for the three and nine months ended September 30, 2021.

Supplemental cash flow information related to leases for the periods presented is as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$498	$1,479
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—

For operating leases the Company’s weighted average remaining lease terms in years and weighted average discount rate was 9.85 and 4.65%, respectively, as of September 30, 2022.

Maturities of operating lease liabilities at September 30, 2022, under lease agreements that had commenced as of or subsequent to January 1, 2022, are presented below (dollars in thousands).

2022	$489
2023	1,859
2024	1,416
2025	993
2026	1,026
Thereafter	6,025
Total minimum lease payments	11,808
Less: Amount representing interest	(2,574)
Lease liabilities	$9,234

As of September 30, 2022, the Company had no significant additional operating leases that have not yet commenced.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022 and December 31, 2021, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2022, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2022 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$551,832	16.46%	$352,000	10.50%	N/A	N/A
City Bank	448,194	13.37%	351,890	10.50%	$335,134	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	436,081	13.01%	284,952	8.50%	N/A	N/A
City Bank	408,357	12.18%	284,863	8.50%	268,107	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	391,081	11.67%	234,667	7.00%	N/A	N/A
City Bank	408,357	12.18%	234,593	7.00%	217,837	6.50%

Tier I Capital to Average Assets:
Consolidated	436,081	10.95%	160,247	4.00%	N/A	N/A
City Bank	408,357	10.26%	160,122	4.00%	198,941	5.00%

December 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
City Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
City Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
City Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%

Tier I Capital to Average Assets:
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
City Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) as of the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
Interest Rate Contracts	Location	2022	2021
Interest rate swaps - fair value hedges	Interest income	$717	$(347)
Fair value hedge ineffectiveness	Other noninterest expense	$75	$16

		Nine Months Ended
		September 30,
Interest Rate Contracts	Location	2022	2021
Interest rate swaps - fair value hedges	Interest income	$376	$(694)
Fair value hedge ineffectiveness	Other noninterest expense	$246	$90

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$9,775	$429
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$9,493	$518	$—	$—
Interest rate swaps related to state and municipal securities	123,760	21,121	123,760	5,686

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below as of the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
	Location	2022	2021
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(157)	$(234)
Interest rate lock commitments	Net gain (loss) on sales of loans	$432	$486

		Nine Months Ended
		September 30,
	Location	2022	2021
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$(1,083)	$906
Interest rate lock commitments	Net gain (loss) on sales of loans	$549	$(1,662)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	58,572	2,191	104,437	1,642

Total included in other assets	$58,572	$2,191	$104,437	$1,642

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$55,103	$1,189	$93,120	$106
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$55,103	$1,189	$93,120	$106

The Company had received cash collateral of $19.1 million to offset asset derivative positions on its interest rate swaps at September 30, 2022. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at September 30, 2022. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at September 30, 2022. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$15,458	$15,190	$45,619	$44,000

Weighted average common shares outstanding - basic	17,286,531	17,931,174	17,496,217	18,012,963
Effect of dilutive securities:
Stock-based compensation awards	615,368	532,523	607,808	503,525
Weighted average common shares outstanding - diluted	17,901,899	18,463,697	18,104,025	18,516,488

Basic earnings per share	$0.89	$0.85	$2.61	$2.44
Diluted earnings per share	$0.86	$0.82	$2.52	$2.38

13.  SEGMENT INFORMATION

Financial results by reportable segment as of the periods indicated are detailed below (dollars in thousands):

Three Months Ended September 30, 2022	Banking	Insurance	Consolidated
Net interest income	$35,102	$—	$35,102
Provision for loan losses	782	—	782
Noninterest income	16,162	4,775	20,937
Noninterest expense	(34,460)	(2,941)	(37,401)
Income before income taxes	17,586	1,834	19,420
Income tax (expense) benefit	(3,577)	(385)	(3,962)
Net income	$14,009	$1,449	$15,458

Three Months Ended September 30, 2021	Banking	Insurance	Consolidated
Net interest income	$31,178	$—	$31,178
Provision for loan losses	—	—	—
Noninterest income	22,043	3,748	25,791
Noninterest expense	(35,613)	(2,450)	(38,063)
Income before income taxes	17,608	1,298	18,906
Income tax (expense) benefit	(3,495)	(221)	(3,716)
Net income	$14,113	$1,077	$15,190

Nine Months Ended September 30, 2022	Banking	Insurance	Consolidated
Net interest income	$102,154	$—	$102,154
Provision for loan losses	2,867	—	2,867
Noninterest income	55,714	7,755	63,469
Noninterest expense	(105,612)	(5,769)	(111,381)
Income before income taxes	55,123	1,986	57,109
Income tax (expense) benefit	(11,071)	(419)	(11,490)
Net income	$44,052	$1,567	$45,619

Nine Months Ended September 30, 2021	Banking	Insurance	Consolidated
Net interest income	$90,315	$—	$90,315
Provision for loan losses	1,918	—	1,918
Noninterest income	68,536	6,005	74,541
Noninterest expense	(107,233)	(4,665)	(111,898)
Income before income taxes	53,536	1,340	54,876
Income tax (expense) benefit	(10,645)	(231)	(10,876)
Net income	$42,891	$1,109	$44,000

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$220,153	$—	$220,153
Mortgage-backed securities	—	373,972	—	373,972
Collateralized mortgage obligations	—	85,810	—	85,810
Asset-backed and other amortizing securities	—	20,100	—	20,100
Other securities	—	11,377	—	11,377
Loans held for sale (mandatory)	—	17,213	—	17,213
Mortgage servicing rights	—	—	28,424	28,424
Asset derivatives	—	23,830	—	23,830
Liability derivatives	—	(1,189)	—	(1,189)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	4,102	4,102

December 31, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$275,672	$—	$275,672
Mortgage-backed securities	—	303,089	—	303,089
Collateralized mortgage obligations	—	106,320	—	106,320
Asset-backed and other amortizing securities	—	26,936	—	26,936
Other securities	—	12,487	—	12,487
Loans held for sale (mandatory)	—	47,593	—	47,593
Mortgage servicing rights	—	—	19,700	19,700
Asset derivatives	—	7,328	—	7,328
Liability derivatives	—	(535)	—	(535)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,427	6,427

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2022
Non-recurring:
Impaired loans	$4,102	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	28,424	Discounted cash flows	Conditional prepayment rate	7.34%
			Discount rate	9.14%

December 31, 2021
Non-recurring:
Impaired loans	$6,427	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	19,700	Discounted cash flows	Conditional prepayment rate	12.35%
			Discount rate	9.14%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2022
Financial assets:
Cash and cash equivalents	$329,962	$329,962	$—	$—	$329,962
Loans held for investment, net	2,650,709	—	—	2,623,042	2,623,042
Loans held for sale (best efforts)	9,709	—	10,048	—	10,048
Accrued interest receivable	12,408	—	12,408	—	12,408

Financial liabilities:
Deposits	$3,460,536	$—	$3,459,611	$—	$3,459,611
Accrued interest payable	1,747	—	1,747	—	1,747
Junior subordinated deferrable interest debentures	46,393	—	34,598	—	34,598
Subordinated debt securities	75,914	—	71,962	—	71,962

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2021
Financial assets:
Cash and cash equivalents	$486,821	$486,821	$—	$—	$486,821
Loans held for investment, net	2,395,479	—	—	2,397,079	2,397,079
Loans held for sale (best efforts)	28,914	—	29,500	—	29,500
Accrued interest receivable	13,900	—	13,900	—	13,900

Financial liabilities:
Deposits	$3,341,222	$3,004,091	$339,797	$—	$3,343,888
Accrued interest payable	1,914	—	1,914	—	1,914
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt securities	75,775	—	77,939	—	77,939

15.  SUBSEQUENT EVENTS

On October 19, 2022, the Company declared a cash dividend of $0.12 per share of common stock to be paid on November 15, 2022 to all shareholders of record as of October 31, 2022.

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
●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including our ability to navigate the uncertain impacts of quantitative tightening and current and future governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

Throughout the COVID-19 pandemic, the Bank has been proactive with its borrowers in those sectors most affected by the COVID-19 pandemic and has offered loan modifications to borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. As part of the Bank’s efforts to support its customers and protect the Bank, the Bank offered varying forms of loan modifications including 90-day payment deferrals, 6-month interest only terms, or in certain select cases periods of longer than 6 months of interest only, to provide borrowers relief. As of September 30, 2022, there were no remaining active loan modifications attributed to COVID-19.

The Paycheck Protection Program (“PPP”) was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”) in March 2020. Funding for the PPP expired on May 31, 2021. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The Bank originated approximately 3,200 for a total of $309.2 million of PPP loans. As of September 30, 2022, the Company had approximately $2.0 million of PPP loans outstanding. The Company expects that the remaining PPP loans will be forgiven by the SBA or otherwise repaid over the next several quarters.

We are currently unable to fully assess or predict the extent of the effects of the COVID-19 pandemic, or any current or future variant of COVID-19, on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control. Please refer to Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Results of Operations

We had net income of $15.5 million, or $0.86 per diluted common share, for the three months ended September 30, 2022, compared to net income of $15.2 million, or $0.82 per diluted common share for the three months ended September 30, 2021. Return on average equity (annualized) was 17.37% and return on average assets (annualized) was 1.53% for the three months ended September 30, 2022, compared to 15.24% and 1.61%, respectively, for the three months ended September 30, 2021.

We had net income of $45.6 million, or $2.52 per diluted common share for the nine months ended September 30, 2022, compared to net income of $44.0 million, or $2.38 per diluted common share for the nine months ended September 30, 2021. Return on average equity (annualized) was 16.25% and return on average assets (annualized) was 1.53% for the nine months ended September 30, 2022, compared to 15.32% and 1.57%, respectively, for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,666,429	$34,176	5.09%	$2,365,010	$28,947	4.86%
Loans - PPP	4,754	288	24.03	86,645	1,872	8.57
Investment securities – taxable	617,722	4,166	2.68	531,620	2,309	1.72
Investment securities – non-taxable	215,508	1,428	2.63	221,026	1,468	2.64
Other interest-earning assets(2)	293,636	1,351	1.83	284,369	151	0.21
Total interest-earning assets	3,798,049	41,409	4.33	3,488,670	34,747	3.95
Noninterest-earning assets	208,135			259,641
Total assets	$4,006,184			$3,748,311

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,873,786	$3,514	0.74%	$1,820,677	$1,005	0.22%
Time deposits	330,133	1,023	1.23	330,161	1,025	1.23
Short-term borrowings	4	—	0.00	725	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	75,914	1,012	5.29	75,728	1,013	5.31
Junior subordinated deferrable interest debentures	46,393	457	3.91	46,393	217	1.86
Total interest-bearing liabilities	$2,326,230	$6,006	1.02%	$2,273,684	$3,260	0.57%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,248,804			$1,035,910
Other liabilities	78,139			43,171
Total noninterest-bearing liabilities	1,326,943			1,079,081
Stockholders’ equity	353,011			395,546
Total liabilities and stockholders’ equity	$4,006,184			$3,748,311

Net interest income		$35,403			$31,487
Net interest spread			3.30%			3.38%
Net interest margin(3)			3.70%			3.58%

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP(1)	$2,548,174	$97,321	5.11%	$2,246,650	$82,314	4.90%
Loans - PPP	19,509	1,941	13.30	141,040	7,147	6.78
Investment securities – taxable	592,069	10,058	2.27	540,380	7,118	1.76
Investment securities – non-taxable	216,951	4,315	2.66	219,242	4,414	2.69
Other interest-earning assets(2)	363,659	2,213	0.81	328,412	373	0.15
Total interest-earning assets	3,740,362	115,848	4.14	3,475,724	101,366	3.90
Noninterest-earning assets	236,296			261,449
Total assets	$3,976,658			$3,737,173

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,905,000	$5,782	0.41%	$1,834,113	$3,259	0.24%
Time deposits	334,686	2,962	1.18	326,862	3,114	1.27
Short-term borrowings	4	—	0.00	10,725	5	0.06
Notes payable & other longer-term borrowings	—	—	0.00	26,188	38	0.19
Subordinated debt securities	75,852	3,037	5.35	75,682	3,044	5.38
Junior subordinated deferrable interest debentures	46,393	1,005	2.90	46,393	661	1.90
Total interest-bearing liabilities	$2,361,935	$12,786	0.72%	$2,319,963	$10,121	0.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,174,783			$991,331
Other liabilities	64,639			41,996
Total noninterest-bearing liabilities	1,239,422			1,033,327
Shareholders’ equity	375,301			383,883
Total liabilities and shareholders’ equity	$3,976,658			$3,737,173

Net interest income		$103,062			$91,245
Net interest spread			3.42%			3.32%
Net interest margin(3)			3.68%			3.51%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2022 over 2021
	Change due to:		Total Variance
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$3,689	$1,540	$5,229
Loans - PPP	(1,769)	185	(1,584)
Investment securities – taxable	374	1,483	1,857
Investment securities – non-taxable	(37)	(3)	(40)
Other interest-earning assets	5	1,195	1,200
Total increase (decrease) in interest income	2,262	4,400	6,662

Interest-bearing liabilities:
NOW, Savings, MMDAs	29	2,480	2,509
Time deposits	—	(2)	(2)
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt securities	2	(3)	(1)
Junior subordinated deferrable interest debentures	—	240	240
Total increase (decrease) interest expense:	31	2,715	2,746

Increase (decrease) in net interest income	$2,231	$1,685	$3,916

	Nine Months Ended September 30,
	2022 over 2021
	Change due to:		Total Variance
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$11,047	$3,960	$15,007
Loans - PPP	(6,158)	952	(5,206)
Investment securities – taxable	681	2,259	2,940
Investment securities – non-taxable	(46)	(53)	(99)
Other interest-earning assets	40	1,800	1,840
Total increase (decrease) in interest income	5,564	8,918	14,482

Interest-bearing liabilities:
NOW, Savings, MMDAs	126	2,397	2,523
Time deposits	75	(227)	(152)
Short-term borrowings	(5)	—	(5)
Notes payable & other borrowings	(38)	—	(38)
Subordinated debt securities	7	(14)	(7)
Junior subordinated deferrable interest debentures	—	344	344
Total increase (decrease) interest expense:	165	2,500	2,665

Increase (decrease) in net interest income	$5,399	$6,418	$11,817

Net interest income for the three months ended September 30, 2022 was $35.1 million, compared to $31.2 million for the three months ended September 30, 2021, an increase of $3.9 million, or 12.6%. The increase in net interest income was primarily due to increased interest income on loans, securities, and other interest-earning assets increase in interest income, partially offset by increased interest expense on deposits. Market interest rates continued to rise during the period, which is attributed to the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) raising their target benchmark interest rate in the third quarter of 2022, resulting in subsequent prime rate increases of 150 basis points, after increases of 150 basis points between March and June of 2022.

Interest income for the three months ended September 30, 2022 was $41.1 million, compared to $34.4 million for the three months ended September 30, 2021, an increase of $6.7 million, or 19.4%. This increase was comprised of increases of $3.6 million in loan interest income and $3.1 million in interest income from securities and other interest-earning assets. The increase in loan interest income was primarily due to an increase of $219.5 million in average loans outstanding and the rising interest rate environment. The increase in interest income on securities and other interest-earning assets was primarily due to securities purchases and rising market interest rates. During the third quarter of 2022, the Company recognized $277 thousand in deferred PPP-related SBA fees. At September 30, 2022, the Company had $124 thousand of deferred PPP fees that have not been accreted to income, the majority of which are expected to be recognized as PPP loans continue to be forgiven by the SBA over the next several quarters.

Interest expense for the three months ended September 30, 2022 increased $2.7 million, or 84.2%, compared to the three months ended September 30, 2021. The increase was principally due to growth in the average balances of interest-bearing deposits of $53.1 million during the third quarter of 2022 and an increase of 45 basis points on interest rates paid on these deposits as market interest rates continue to rise.

For the three months ended September 30, 2022, net interest margin and net interest spread were 3.70% and 3.30%, respectively, compared to 3.58% and 3.38% for the same three-month period in 2021, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the nine months ended September 30, 2022 was $102.2 million, compared to $90.3 million for the nine months ended September 30, 2021, an increase of $11.8 million, or 13.1%. The increase in net interest income was primarily due to increased interest income on loans, securities, and other interest-earning assets increase in interest income, partially offset by increased interest expense on deposits. There was continued rising market interest rates during the period, which is attributed to the Federal Reserve, as noted above.

Interest income for the nine months ended September 30, 2022 was $114.9 million, compared to $100.4 million for the nine months ended September 30, 2021, an increase of $14.5 million, or 14.4%. This increase was primarily attributable to an increase of $180.0 million in average loans outstanding, an increase of 16 basis points in the yield on loans, and $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022, partially offset by an decrease of $5.2 million in PPP-related SBA interest and fees recognized as PPP loans were forgiven by the SBA or repaid.

Interest expense for the nine months ended September 30, 2022 increased $2.7 million, or 26.3%, compared to the nine months ended September 30, 2021. The increase was the primarily the result of growth in the average balances of interest-bearing deposits of $78.7 million during the period and an increase of 45 basis points on interest rates paid on these deposits as market interest rates continue to rise.

For the nine months ended September 30, 2022, net interest margin and net interest spread were 3.68% and 3.42%, respectively, compared to 3.51% and 3.32%, respectively, for the same nine-month period in 2021, which reflects the changes in interest income and interest expense discussed above.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The Company recorded a negative provision for loan losses of $782 thousand for the three months ended September 30, 2022, compared to no provision being recorded for the three months ended September 30, 2021. There was a loan loss recovery of $822 thousand of a direct energy credit during the third quarter of 2022. The Company continued to experience improving credit metrics in the loan portfolio during the third quarter of 2022, specifically in the hotel segment, offset with organic loan growth, which resulted in the negative provision expense in the third quarter of 2022.

The Company recorded a negative provision for loan losses for the nine months ended September 30, 2022 of $2.9 million, compared to a negative provision of $1.9 million for the nine months ended September 30, 2021. The decrease in the provision for loan losses for the nine months ended September 30, 2022 compared to the nine months ended in 2021 is primarily due to improving credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits, and a decline in the amount of loans that were actively under a COVID-19 pandemic-related modification. Nevertheless, there is continued uncertainty in the forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, and provisions for loan losses may be necessary in future periods.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,764	$1,851	$(87)	$5,149	$5,023	$126
Income from insurance activities	4,856	3,794	1,062	8,003	6,146	1,857
Bank card services and interchange fees	3,156	3,045	111	9,856	8,760	1,096
Mortgage banking activities	6,288	14,802	(8,514)	28,594	47,329	(18,735)
Investment commissions	391	430	(39)	1,403	1,390	13
Fiduciary income	568	556	12	1,815	2,234	(419)
Other income and fees(1)	3,914	1,313	2,601	8,649	3,659	4,990
Total noninterest income	$20,937	$25,791	$(4,854)	$63,469	$74,541	$(11,072)

(1)
Other income and fees includes the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer and other miscellaneous services.

Noninterest income for the three months ended September 30, 2022 was $20.9 million, compared to $25.8 million for the three months ended September 30, 2021, a decrease of $4.9 million, or 18.8%. Income from mortgage banking activities decreased $8.5 million, or 57.5%, to $6.3 million for the three months ended September 30, 2022 from $14.8 million for the three months ended September 30, 2021. This decrease in mortgage banking revenues was mainly the result of refinance activity slowing as mortgage rates have risen and overall mortgage activity has returned to a more historical level, as mortgage loan originations declined $222.2 million, or 59.4%. This decrease in noninterest income was partially offset by an increase of $1.1 million in income from insurance activities due to premium growth and $2.1 million of income related to legal settlements in the third quarter of 2022.

Noninterest income for the nine months ended September 30, 2022 was $63.5 million, compared to $74.5 million for the nine months ended September 30, 2021, a decrease of $11.1 million, or 14.9%. Income from mortgage banking activities decreased $18.7 million, or 39.6%, to $28.6 million for the nine months ended September 30, 2022 from $47.3 million for the nine months ended September 30, 2021. This decrease was primarily a result of a decrease of $595.5 million, or 50.1%, in mortgage loan originations, partially offset by an increase of $5.0 million in the fair value adjustment and an increase of $993 thousand in servicing income for the Company’s mortgage servicing rights portfolio. Other noninterest income increased during the nine months ended September 30, 2022 primarily due to increased income from investments in a Small Business Investment Company (“SBIC”) of $2.3 million, $2.1 million in legal settlements, and growth in income from insurance activities and bank card services and interchange fees, partially offset by a decrease of $419 thousand in fiduciary income.

Management is continuing to monitor and assess the industry changes related to the consumer overdraft fees, and changes already made or any future changes could negatively impact overdraft fee income.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,927	$24,116	$(1,189)	$67,620	$71,811	$(4,191)
Occupancy expense, net	4,132	3,896	236	11,902	10,960	942
Professional services	2,523	1,388	1,135	7,795	4,483	3,312
Marketing and development	913	777	136	2,391	2,157	234
IT and data services	908	1,068	(160)	2,902	3,029	(127)
Bankcard expenses	1,399	1,339	60	4,050	3,640	410
Appraisal expenses	359	790	(431)	1,432	2,350	(918)
Other expenses(1)	4,240	4,689	(449)	13,289	13,468	(179)
Total noninterest expense	$37,401	$38,063	$(662)	$111,381	$111,898	$(517)

(1)	Other expenses include items such as telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2022 was $37.4 million compared to $38.1 million for the three months ended September 30, 2021, a decrease of $0.7 million, or 1.7%. Salaries and employee benefits decreased $1.2 million, or 4.9%, from $24.1 million for the three months ended September 30, 2021 to $22.9 million for the three months ended September 30, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions due to the reduction in mortgage loan originations, partially offset by additional commercial lenders hired as part of a planned initiative. Professional services increased $1.1 million during the third quarter of 2022 primarily as the result of legal expenses as result of vendor dispute legal proceedings. Other variable mortgage-based expenses also declined during the period.

Noninterest expense for the nine months ended September 30, 2022 was $111.4 million, compared to $111.9 million for the nine months ended September 30, 2021, a decrease of $0.5 million, or 0.5%. Salaries and employee benefits decreased $4.2 million, or 5.8%, from $71.8 million for the nine months ended September 30, 2021 to $67.6 million for the nine months ended September 30, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions and other variable mortgage-based expenses due to the reduction in mortgage loan originations, partially offset by additional commercial lenders hired as part of a planned initiative. There was an increase in professional services expense of $3.3 million during the nine months ended September 30, 2022, primarily related to an increase of $2.6 million in legal fees as a result of vendor dispute legal proceedings and other legal matters.

Financial Condition

Our total assets increased $90.8 million, or 2.3%, to $3.99 billion at September 30, 2022, compared to $3.90 billion at December 31, 2021. Our gross loans held for investment increased $252.8 million, or 10.4%, to $2.69 billion at September 30, 2022, compared to $2.44 billion at December 31, 2021. Our securities portfolio decreased $13.1 million, or 1.8%, to $711.4 million at September 30, 2022, compared to $724.5 million at December 31, 2021. Total deposits increased $119.3 million, or 3.6%, to $3.46 billion at September 30, 2022, compared to $3.34 billion at December 31, 2021.

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

Loans held for investment increased $252.8 million, or 10.4%, to $2.69 billion at September 30, 2022, compared to $2.44 billion at December 31, 2021. This increase in our loans was primarily the result of organic net loan growth of $291.0 million, partially offset by a decrease due to SBA forgiveness and repayments of $38.2 million in PPP loans during the first nine months of 2022. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and consumer auto loans, partially offset by a decrease in hotel loans.

The following table shows the contractual maturities of our loans held for investment portfolio at September 30, 2022:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$116,194	$426,898	$244,483	$81,656	$869,231
Commercial - specialized	98,706	159,969	63,261	46,268	368,204
Commercial - general	61,356	155,582	136,366	123,905	477,209
Consumer:
1-4 family residential	31,870	74,860	74,777	243,295	424,802
Auto loans	3,064	161,110	144,937	—	309,111
Other consumer	4,887	47,487	28,150	—	80,524
Construction	139,837	2,661	938	17,849	161,285
Total loans	$455,914	$1,028,567	$692,912	$512,973	$2,690,366

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of September 30, 2022:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$326,890	$426,148
Commercial - specialized	69,927	199,571
Commercial - general	150,518	265,334
Consumer:
1-4 family residential	231,728	161,204
Auto loans	306,047	—
Other consumer	75,271	365
Construction	1,617	19,832
Total loans	$1,161,998	$1,072,454

At September 30, 2022, there was $1.34 billion in adjustable rate loans, with $699.2 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $486.2 million will reprice immediately upon changes in the underlying index rate, with the remaining $213.0 million being subject to floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 68.4% of our loans were secured by real property as of September 30, 2022, compared to 69.4% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 37.9% of loans held for investment as of September 30, 2022 and represented 36.7% of loans held for investment as of December 31, 2021. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $113.8 million, or 15.1%, to $869.2 million as of September 30, 2022 from $755.4 million as of December 31, 2021. The increase was primarily driven by an increase of $69.8 million in commercial and residential land development loans and an increase of $64.2 million in retail loans, partially offset by a decrease of $20.4 million in hotel loans.

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

Commercial general loans increased $17.2 million, or 3.7%, to $477.2 million as of September 30, 2022 from $460.0 million as of December 31, 2021. The increase in commercial general loans was primarily due to organic loan growth in restaurant & retail loans and construction company loans, partially offset by a decrease in PPP loans of $38.2 million.

Commercial specialized loans decreased $10.5 million, or 2.8%, to $368.2 million as of September 30, 2022 from $378.7 million as of December 31, 2021. This decrease was primarily due to an early payoff of an approximately $46 million of one energy sector loan and net repayments of $8.9 million in seasonal agricultural production loans, partially offset by organic loan growth of $40.4 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $117.9 million, or 16.9%, to $814.4 million as of September 30, 2022, from $696.5 million as of December 31, 2021. The increase in these loans was primarily a result of a $68.4 million increase in consumer auto loans as a result of increased demand for autos, along with adding several high-quality auto dealerships, and a $37.1 million increase in residential mortgage loans. As of September 30, 2022, our consumer loan portfolio was comprised of $424.8 million in 1-4 family residential loans, $309.1 million in auto loans, and $80.5 million in other consumer loans.

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

Construction loans increased $14.4 million, or 9.8%, to $161.3 million as of September 30, 2022 from $146.9 million as of December 31, 2021. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets.

Paycheck Protection Program. Beginning in April 2020 and until funding expired on May 31, 2021, we originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At September 30, 2022, outstanding PPP loans totaled approximately $2.0 million and are included in commercial general loans.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$741,347	$542,338
Standby letters of credit	12,563	12,418
Total	$753,910	$554,756

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

The allowance for loan losses was $39.7 million at September 30, 2022, compared to $42.1 million at December 31, 2021, a decrease of $2.4 million, or 5.8%. The decrease is primarily a result of a negative provision for loan losses of $2.9 million being recorded during the first nine months of 2022 based on general improvement in the Company’s credit metrics, a decline in the amount of loans that were actively under a modification, and a decrease in nonperforming loans, partially offset by the growth in the loan portfolio. Nevertheless, concerns regarding forecasted economic conditions continue to worsen due to the rising interest rate environment and persistent high inflation levels in the United States, and provisions for loan losses may be necessary in future periods.

The following tables provide an analysis of the allowance for loan losses and other data at the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net charge-offs (recoveries) during the period
Commercial real estate	$—	$—	$(418)	$—
Commercial – specialized	(831)	(4)	(836)	(98)
Commercial – general	(135)	(61)	(76)	186
Consumer:
1-4 family residential	15	(2)	53	47
Auto loans	27	91	105	335
Other consumer	270	171	580	401
Construction	—	—	166	(4)
Total net charge-offs (recoveries) during the period	(654)	195	(426)	867

Total average loans outstanding during period	$2,671,183	$2,451,655	$2,567,683	$2,387,690
Total ratio of net charge-offs (recoveries) to average loans during the period (annualized)	(0.10)%	0.03%	(0.02)%	0.05%

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Total loans held for investment outstanding	$2,690,366	$2,437,577
Nonaccrual loans	$4,945	$9,518
Allowance for loan losses	$39,657	$42,098
Ratio of allowance to total loans held for investment	1.47%	1.73%
Ratio of allowance to nonaccrual loans	801.96%	442.30%
Ratio of nonaccrual loans to total loans held for investment	0.18%	0.39%

Net charge-offs (recoveries) totaled $(654) thousand and were (0.10)% (annualized) of average loans outstanding for the three months ended September 30, 2022, compared to $195 thousand and 0.03% (annualized) for the three months ended September 30, 2021. Net charge-offs totaled $(426) thousand and were (0.02)% (annualized) of average loans outstanding for the nine months ended September 30, 2022, compared to $867 thousand and 0.05% (annualized) for the nine months ended September 30, 2021. There was a $400 thousand recovery on a commercial tenant relationship in the second quarter of 2022 and an $822 thousand recovery on an energy relationship in the third quarter of 2022 that affected both of the period comparisons. The allowance for loan losses as a percentage of loans held for investment was 1.47% at September 30, 2022 and 1.73% at December 31, 2021.

While the entire allowance for loan losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$12,611	31.8%	$17,245	41.0%
Commercial – specialized	3,705	9.3	4,363	10.4
Commercial – general	10,425	26.3	8,466	20.1
Consumer:
1-4 family residential	5,561	14.0	5,268	12.5
Auto loans	3,892	9.8	3,653	8.7
Other consumer	1,455	3.7	1,357	3.2
Construction	2,008	5.1	1,746	4.1
Total allowance for loan losses	$39,657	100.0%	$42,098	100.0%

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

At September 30, 2022, our total nonaccrual loans were $4.9 million, or 0.18% of total loans held for investment, as compared to $9.5 million, or 0.39% of total loans held for investment, at December 31, 2021. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of September 30, 2022 to cover any probable loss. There were eleven loans totaling $4.3 million that were removed from nonaccrual status during the second and third quarters of 2022. This was a result of principal paydowns, improved cash flow, and continued sustained payment performance.

Nonperforming loans were $7.8 million at September 30, 2022 and $10.6 million at December 31, 2021.

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

We had no loans restructured as TDRs during the first nine months of 2022 or 2021. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

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

Our securities portfolio decreased $13.1 million, or 1.8%, to $711.4 million at September 30, 2022, compared to $724.5 million at December 31, 2021. The increase was primarily due to $176.7 million in purchases, partially offset by $60.8 million in maturities, prepayments, and calls and a $126.1 million decline in the unrealized gain at September 30, 2022 as compared to December 31, 2021.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the three months ended September 30, 2022, the fair value of the Company’s available for sale securities declined by $39.1 million, as a result of the significant increase in market interest rates during first nine months of 2022, which was attributed to the FOMC repeatedly raising their target benchmark interest rate in the first nine months of 2022, resulting in subsequent prime rate increases of 300 basis points between March and September of 2022. At September 30, 2022, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of September 30, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,901	3.43%	$8,704	2.16%	$7,532	2.22%	$242,144	2.24%
Mortgage-backed securities	5	1.99%	3,008	1.98	54,125	2.21	388,174	2.20
Collateralized mortgage obligations	—	—	—	—	86,120	3.52	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,758	2.92	20,408	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,906	3.43%	$11,712	2.12%	$161,535	3.09%	$650,726	2.24%

	As of December 31, 2021
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,939	2.74%	$7,563	2.58%	$10,502	2.11%	$245,139	2.24%
Mortgage-backed securities	—	—	1,476	1.43	59,116	2.20	242,381	1.86
Collateralized mortgage obligations	—	—	—	—	106,733	0.56	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,328	2.90	23,718	2.82
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,939	2.74%	$9,039	2.39%	$190,679	1.43%	$511,238	2.09%

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

Total deposits at September 30, 2022 were $3.46 billion, representing an increase of $119.3 million, or 3.6%, compared to $3.34 billion at December 31, 2021. The increase in total deposits since December 31, 2021 is primarily due to organic growth and customers maintaining higher balances. As of September 30, 2022, 36.5% of total deposits were comprised of noninterest-bearing demand accounts, 54.1% of interest-bearing non-maturity accounts and 9.4% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,262,072	36.5%	$1,071,367	32.1%
NOW and other transaction accounts	353,871	10.2	395,322	11.8
Money market and other savings	1,518,485	43.9	1,534,795	45.9
Time deposits	326,108	9.4	339,738	10.2
Total deposits	$3,460,536	100.0%	$3,341,222	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended September 30,
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,248,804	0.00%	$1,035,910	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	345,048	0.62%	356,868	0.01%
Savings accounts	153,848	0.34%	134,436	0.09%
Money market accounts	1,374,890	0.82%	1,329,373	0.29%
Time deposits	330,133	1.23%	330,161	1.23%
Total interest-bearing deposits	2,203,919	0.82%	2,150,838	0.37%
Total deposits	$3,452,723	0.52%	$3,186,748	0.25%

	Nine Months Ended September 30,
	2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,174,783	0.00%	$991,331	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	357,547	0.31%	349,646	0.03%
Savings accounts	150,133	0.18%	129,004	0.08%
Money market accounts	1,397,321	0.45%	1,355,463	0.31%
Time deposits	334,686	1.18%	326,862	1.27%
Total interest-bearing deposits	2,239,687	0.52%	2,160,975	0.39%
Total deposits	$3,414,470	0.34%	$3,152,306	0.27%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of September 30, 2022 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$37,983	$27,761	$12,920	$3,504	$82,168

The estimated amount of uninsured deposits as of September 30, 2022 was $1.15 billion.

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

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2022 and December 31, 2021, we had total remaining borrowing capacity from the FHLB of $902.7 million and $903.9 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of/For the Three Months Ended September 30,		As of/For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Amount outstanding at end of the period	$—	$—	$—	$—
Weighted average interest rate at end of the period	0.00%	0.00%	0.00%	0.00%
Maximum month-end balance during the period	$—	$—	$—	$75,000
Average balance outstanding during the period	$—	$—	$—	$26,188
Weighted average interest rate during the period	0.00%	0.00%	0.00%	0.19%

The Company has used FHLB letters of credit to pledge to certain public deposits. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at September 30, 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $646.5 million and $593.6 million at September 30, 2022 and December 31, 2021, respectively. This line of credit was not used during the three or nine months ended September 30, 2022 or the same periods in 2021.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million as of September 30, 2022 and December 31, 2021, respectively. The lines of credit were not used during the three or nine months ended September 30, 2022 or the three or nine months ended September 30, 2021.

Subordinated Debt Securities. The Company has subordinated debt securities that are intended to qualify for tier 2 capital treatment, subject to regulatory limitations. As of September 30, 2022, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $604 thousand of remaining debt issuance costs for a total balance of $75.9 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2022 and December 31, 2021. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of September 30, 2022, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 3.83%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 3.22%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 3.33%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2022.

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

Capital Requirements

Total stockholders’ equity decreased to $341.8 million as of September 30, 2022, compared to $407.4 million as of December 31, 2021, a decrease of $65.6 million, or 16.1%. The decrease from December 31, 2021 was primarily the result of a decrease in accumulated other comprehensive income (“AOCI”) of $87.2 million, net of tax, repurchases of common stock of $18.9 million and $6.0 million of dividends paid, partially offset by $45.6 million in net earnings, for the nine months ended September 30, 2022 . The decrease in AOCI was attributed to the decline in fair value of our available for sale securities and fair value hedges, net of tax, as a result of the rising interest rate environment.

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

At September 30, 2022, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2022, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2022 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	September 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$551,832	16.46%	$524,836	18.40%
Tier 1 capital (to risk-weighted assets)	436,081	13.01	413,322	14.49
CET1 capital (to risk-weighted assets)	391,081	11.67	368,322	12.91
Tier 1 capital (to average assets)	436,081	10.95	413,322	10.77

City Bank:
Total capital (to risk-weighted assets)	$448,194	13.37%	$425,748	14.93%
Tier 1 capital (to risk-weighted assets)	408,357	12.18	390,015	13.67
CET1 capital (to risk-weighted assets)	408,357	12.18	390,015	13.67
Tier 1 capital (to average assets)	408,357	10.26	390,015	10.16

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase program during the three and nine months ended September 30, 2022 and 2021. For the three months ended September 30, 2022, we repurchased 366,127 shares of common stock for a total of $9.7 million. For the nine months ended September 30, 2022, we repurchased 729,613 shares of common stock for a total of $18.9 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2022	December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	2.03%	6.89%
+200	1.29%	4.53%
+100	0.74%	2.02%
-100	(1.96)%	(1.05)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Total stockholders’ equity	$341,799	$407,427
Less: Goodwill and other intangibles	(24,228)	(25,403)
Tangible common equity	$317,571	$382,024

Total assets	$3,992,690	$3,901,855
Less: Goodwill and other intangibles	(24,228)	(25,403)
Tangible assets	$3,968,462	$3,876,452
Shares outstanding	17,064,640	17,760,243
Total stockholders’ equity to total assets	8.56%	10.44%
Tangible common equity to tangible assets	8.00%	9.85%
Book value per share	$20.03	$22.94
Tangible book value per share	$18.61	$21.51

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of September 30, 2022.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) filed with the SEC on March 8, 2022.

As previously disclosed, in response to a Notice of Termination received from Kasasa, Ltd. f/k/a Moneyvue Financial, Inc., Bankvue Financial, Inc., and BancVue, Ltd. (“Kasasa”) purporting to terminate a Software License and Maintenance Agreement (the “Software License Agreement”), Trademark License Agreement (the “Trademark License Agreement”), and Addendum to Software License Agreement (“Addendum”) between the Company’s wholly-owned banking subsidiary City Bank (the “Bank”) and Kasasa, the Bank filed suit against Kasasa in Travis County, Texas, styled City Bank v. Kasasa, Ltd., Cause No. D-1-GN-20-003630, 53rd Judicial District, Travis County, Texas.

On or about September 23, 2022, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the parties agreed to the settlement and release of all claims related to the Software License Agreement, Trademark License Agreement, and Addendum, including all claims and counterclaims in the lawsuit. Thereafter, the parties filed a joint motion to dismiss with prejudice and the court formally dismissed the case by order dated October 7, 2022.

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2022.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2022	42,125	$24.04	$1,012,803	$12,500,532
August 2022	194,852	26.46	5,155,013	7,345,519
September 2022	129,150	27.49	3,550,729	3,794,789
Total	366,127

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 8, 2022	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 8, 2022	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer