Form 10-K
period 2022-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2023-03-13
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2022, was $306.4 million.

The number of shares of registrant’s common stock outstanding as of March 8, 2023 was 17,047,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 16, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

●
changes in the laws, rules, regulations, interpretations or policies that apply to the Company’s business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, which could cause the Company to incur additional costs and adversely affect the Company’s business environment, operations and financial results; and

●
our ability to navigate the uncertain impacts of current and future governmental monetary and fiscal policies, including the current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

We had total assets of $3.94 billion, gross loans held for investment of $2.75 billion, total deposits of $3.41 billion, and total shareholders’ equity of $357.0 million as of December 31, 2022.

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

We currently operate 25 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branch establishments, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 11 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

We operate in two reportable segments of business: community banking, which includes City Bank, our sole banking subsidiary, and insurance, which includes Windmark Insurance Agency, Inc. (“Windmark”).

Market Area

We operate in the following markets (deposit information is as of December 31, 2022):

Lubbock/South Plains - We operate 10 branches holding $2.1 billion of deposits in the Lubbock metropolitan statistical area (“MSA”) and the surrounding South Plains region of Texas.

Dallas - We operate three branches with $474.1 million of deposits and five loan production offices, which we refer to as mortgage offices, in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $199.7 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $37.9 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch and one mortgage office in the city of College Station, Texas, which has $66.4 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $358.7 million of deposits in the Permian Basin region of Texas.

Ruidoso, New Mexico - We operate two branches with $180.8 million of deposits in the village of Ruidoso, New Mexico.

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

Human Capital Resources

As of December 31, 2022, we had approximately 673 total employees, which included 600 full-time employees and 73 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires news loans over $5 million to relationships in excess of $20 million to be reported to the Board Credit Risk Committee. As of December 31, 2022, the Bank had a legal lending limit of approximately $103.6 million. As of that date, our 20 largest borrowing relationships ranged from approximately $22.2 million to $50.9 million (including unfunded commitments) and totaled approximately $622.0 million in total commitments (representing, in the aggregate, 18.1% of our total outstanding commitments).

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

Credit Risk Management. Credit risk management involves a partnership between our loan officers and our credit approval, credit administration and collections personnel. Loan delinquencies and exceptions are constantly monitored by credit personnel and consultations with loan officers occur as often as daily. Our performance evaluation program for our loan officers includes significant credit quality metric goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.

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

Borrowings

In addition to deposits, we may utilize advances from the Federal Home Loan Bank of Dallas (the “FHLB”), and other borrowings, such as a line of credit with the Federal Reserve Bank of Dallas (the “FRB”), uncollateralized lines of credit with multiple banks, subordinated debt, and junior subordinated deferrable interest debentures as supplementary funding sources to finance our operations.

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $719.4 million for the year ended December 31, 2022 and sold approximately 89% of those mortgages. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, Southlake, and Waco, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 41%, or $31.4 million, for the year ended December 31, 2022, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 31% of total mortgage originations in the year ended December 31, 2022. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2022, we serviced $2.0 billion of mortgages that we originated and sold to third parties.

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

Insurance

Windmark Insurance, a wholly-owned subsidiary of the Bank, offers a variety of crop insurance products through offices in Texas, Oklahoma, Nebraska, and Colorado and by acting as the general agency for independent agents in 17 states. Windmark Insurance’s operations contributed $10.6 million of total revenues for the year ended December 31, 2022. That revenue was derived from a total insurance premium base of over $211 million. Crop insurance is offered to producers of many different crops from 14 approved providers who operate under agreements with the U.S. Department of Agriculture (“USDA”). We conduct business with five of these approved providers. The USDA shares underwriting losses with those providers and also reimburses them for certain administrative and operational expenses. Our revenue is based on a share of those reimbursements and profit sharing when underwriting losses are minimized by those providers. This program has been in place under prior federal farm bills and has been reauthorized until December 31, 2023 under the recently enacted Agriculture Improvement Act of 2018, more commonly referred to as the 2018 Farm Bill.

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed individual retirement accounts (“IRAs”), simplified employee pensions plans, employee stock ownership plans (“ESOPs”), defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $411 million of assets under management at December 31, 2022, and contributed $2.4 million of fee income for the year ended December 31, 2022.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue derived from our investment services for the year ended December 31, 2022 was $1.8 million with $509.3 million in assets under management at December 31, 2022.

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

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. These risk-based capital adequacy requirements are intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the banking organization’s balance sheet as assets and for transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $3 billion or more, such as the Company, or with a material amount of equity securities outstanding that are registered with the SEC. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and often expect high growth or acquisitive bank holding companies to maintain capital positions substantially above the minimum supervisory levels. In addition, the federal banking agencies have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well-capitalized” and have subjected such institutions to restrictions on various activities, including a bank’s ability to accept or renew brokered deposits.

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

As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Although the Company and the Bank are QCBOs, the Company and the Bank have currently not elected to opt in to the CBLR framework at this time and will continue to follow the capital requirements under the Basel III Capital Rules as described above.

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

As of December 31, 2022, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

The BHCA also prohibits any company from acquiring “control” of a bank or bank holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on the facts and circumstances even with ownership below 5.00% up to 24.99% ownership. The Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHCA, include a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control. The four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. These regulations provide greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. These regulations apply to control determinations under the BHCA, but do not apply to the Change in Bank Control Act, as amended (the “CIBC Act”).

The CIBC Act and the related regulations of the Federal Reserve generally provide that a person, which includes a natural person or entity, directly or indirectly, has “control” of a bank or bank holding company if it (i) owns, controls, or has the power to vote 25% or more of the voting securities of the bank or bank holding company, (ii) controls the election of directors, trustees, or general partners of the company, (iii) has a controlling influence over the management or policies of the company, or (iv) conditions in any manner the transfer of 25% or more of the voting securities of the company upon the transfer of 25% or more of the outstanding shares of any class of voting securities of another company. Accordingly, the CIBC Act requires that prior to the acquisition of any class of voting securities of a bank or bank holding company that prior notice to the Federal Reserve be provided, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold the power to vote 25% or more of any class of voting securities of the bank or bank holding company. A rebuttable presumption of control arises under the CIBC Act where a person (or persons acting in concert) controls 10% or more (but less than 25%) of a class of the voting securities of a bank or bank holding (i) which has registered securities under the Exchange Act, such as the Company, or (ii) no other person owns, controls, or holds the power to vote a greater percentage of any class of voting securities immediately after the transaction.

Permissible Activities. The BHCA and the implementing regulations of the Federal Reserve generally prohibit the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2022, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also issued a notice maintaining a DIF reserve ratio of 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The new assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2022, the Bank paid $1,199,000 in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2022, the Bank paid examination assessments to the TDB totaling $261,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2022, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators. As of December 31, 2022, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $9.7 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the Tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $103.6 million as of December 31, 2022.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2021 reflects a statewide loan-to-deposit ratio in New Mexico of 56%. As of December 31, 2022, the Bank’s statewide loan-to-deposit ratio in New Mexico was 39%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

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

On May 5, 2022, the federal banking regulators issued a joint proposed rule to revise regulations implementing the CRA, which seeks to strengthen the purpose of the CRA, adapt to changes in the banking industry, including the expanded role of mobile and online banking, provide clarity and consistency in the application of CRA regulations, tailor performance standards to account for differences in bank size, business model, and local conditions, tailor data collection and reporting requirements, promote transparency and public engagement, confirm that CRA and fair lending are mutually reinforcing, and create a consistent regulatory approach that applies to banks regulated by all of the federal banking regulators. While the comment period for the proposed rule expired in August 2022, a final rule has not yet been implemented by the federal banking regulators. The Company and the Bank will continue to monitor these developments.

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

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2022, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2022, we had $413.7 million in ADC loans and $6.3 million in HVCRE loans.

Effective April 1, 2020, federal banking regulators implemented a final rule revising the definition of a HVCRE exposure and providing interpretations of certain aspects of Acquisition Development and Construction loans. This final rule became effective on April 1, 2020 and did not have a material impact on the Banks’ Consolidated Report of Condition and Income.

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

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit UDAAP. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations. Significant recent CFPB developments include:

•	continued focus on fair lending, including promoting racial and economic equity for underserved, vulnerable and marginalized communities;

•
focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft, non-sufficient funds, representment fees and other services fees, mortgage origination and servicing, and remittances, among others; and

•
rulemaking plans concerning, among others, consumers’ access to their financial information and requirements for financial institutions to collect, report and make public certain information concerning credit applications made by women-owned, minority-owned and small businesses.

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

Home Mortgage Disclosure Act (“HMDA”). On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. The CFPB further amended the HMDA Rules in April 2020 so that, effective January 1, 2022, institutions originating fewer than 100 dwelling secured closed-end mortgage loans or fewer than 200 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018. On February 1, 2023, the Office of the Comptroller of the Currency issued OCC Bulletin 2023-5 which clarified that, following a recent court decision vacating the 2020 HMDA Final Rule as to the loan volume reporting threshold for closed-end mortgage loans, the loan origination threshold for reporting HMDA data on closed-end mortgage loans reverted to the 25 loan threshold established by the 2015 HMDA Final Rule. The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unfair,” “deceptive” or “abusive” acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, and were delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, the CFPB looks to various factors to assess whether an act or practice is unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of the CFPB is whether an act or practice hinders a consumer’s decision-making.

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

The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are “unreasonable” or “disproportionate” to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). As of the date of this Form 10-K, the federal banking regulators have not yet implemented a final rule with respect to excessive compensation paid to executives of depository institutions and their holding companies. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

In August 2022, the SEC adopted the final “pay versus performance” rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires public companies (other than emerging growth companies, registered investment companies and foreign private issuers) to disclose the relationships among named executive officer compensation “actually paid,” total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. The rule will not apply to the Company while it is an emerging growth company and, accordingly, management anticipates that the rule will first apply to disclosures in the Company’s proxy statement for the 2025 annual meeting of shareholders.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective.

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

Risks Related to Our Business

The Company is subject to interest rate risk and changes in market interest rates or capital markets could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, meaning the difference or spread between interest income earned and interest expense paid. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including competition, the monetary policy of the Federal Reserve, inflation and deflation, and volatility of domestic and global financial and credit markets, due to any number of factors including, among other things, the persistence of the ongoing inflationary environment in the United States and in our market areas and current geopolitical tensions.

In the current environment of increasing interest rates, loan originations may decline, and our borrowers may experience greater difficulties meeting their obligations, depending on the performance of the overall economy, which may adversely affect income from these lending activities. This could result in decreased interest income, decreased mortgage revenues and corresponding decreases in noninterest income from projected levels. During periods of reduced loan demand, results of operations may be adversely affected to the extent that we would be unable to reduce mortgage-related noninterest expenses commensurately with the decline in mortgage loan origination activity. Increases in interest rates could also adversely affect the market value of our fixed income assets. Conversely, in periods of decreasing interest rates, our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin.

A prolonged period of volatile and unstable financial market conditions could increase our funding costs and negatively affect our asset-liability management strategies. Higher volatility in interest rates and spreads to benchmark indices could cause decreases in the fair market values of our investment portfolio, and of assets the Company manages for others and may impair our ability to attract and retain funds from current and prospective customers, which could lower fee income. Fluctuations in interest rates could impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, any of which in turn could have a material adverse effect on our liquidity and ability to fund future growth, our operating results, and financial condition.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. During the year ended December 31, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 425 basis points between March and December of 2022. Further increases in market interest rates may have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential loan losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflation, which at December 31, 2022, has been reported at the highest level in nearly 40 years, and could result in higher interest rates, which expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Company’s Investment Portfolio Could Incur Additional Losses or Fair Value Could Deteriorate.

There are inherent risks associated with the Company’s investment activities. These risks include the impact from changes in interest rates, credit risk related to weakness in real estate values, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. If an investment’s value is in an unrealized loss position, the Company is required to assess the security to determine if a valuation allowance for the credit exposure of the debt security is necessary, which is recorded as a charge to earnings. These conditions could adversely impact the ultimate collectability of the Company’s investments.

As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022, resulting in subsequent prime rate increases of 425 basis points between March and December of 2022, and further resulting in a significant increase in market interest rates during the year ended December 31, 2022. If market interest rates continue to rise, the market value of the fixed income bond portfolio will decrease, resulting in unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses are booked to Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders’ equity. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders’ equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity.

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

In addition, we may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to inflationary pressures, quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation, including the Families First Coronavirus Response Act. Further, if real estate markets or the economy in general deteriorate, the Bank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Bank to increase its allowance for loan losses in the future, which could have a negative effect on the Bank’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

In addition, effective January 1, 2023, our methodology for determining our allowance for loan losses changed due to the implementation of the Current Expected Credit Losses, or CECL, accounting standard. As a result, we anticipate recognizing a one-time, after tax cumulative effect charge of approximately $900 thousand to retained earnings at the beginning of the first quarter of 2023, increasing the allowance for credit losses by approximately $100 thousand and increasing the off-balance sheet reserve for unfunded commitments by approximately $1.0 million. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2022, loans to commercial borrowers represent approximately 68.6% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2022, approximately 69.8% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2022, our non-owner-occupied commercial real estate loans totaled approximately 38.7% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2022, approximately 10.5% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2022, agricultural loans were approximately 2.4% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

We generate noninterest income through the sale of crop insurance products, and a termination of or substantial changes to the Federal crop insurance program would adversely impact our revenues from such business.

Through the Federal Crop Insurance Corporation, the federal government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The federal government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurers would be higher, increasing the premium on such insurance, and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, reduce the amount of insurance premium subsidies provided to farmers or otherwise change the coverage provided under multi-peril crop insurance policies, purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market areas. For the year ended December 31, 2022, the Bank had approximately $10.6 million in noninterest income attributable to sales of crop insurance.

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

We have extended significant amounts of credit to a limited number of borrowers As of December 31, 2022, our 20 largest borrowing relationships ranged from approximately $22.2 million to $50.9 million (including unfunded commitments) and totaled approximately 18.1% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2022, our 20 largest deposit relationships accounted for approximately 16.7% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

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

If, as a result of general economic conditions or other events, sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs in order to raise the necessary funds to support the Company’s operations and growth or may be required to sell or restrict operations, or restrict the payment of dividends. Furthermore, if the Company is unable to raise adequate funds through external sources, the Company may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Company and have an adverse effect on our business, financial condition and results of operations.

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

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost. At December 31, 2022, we had interest-rate swap contracts and other borrowings indexed to LIBOR.

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

Mortgage originations have decreased due to declines in refinance activity, and this trend may continue.

Mortgage revenues, which are primarily recognized from the sale in the secondary market of mortgage loans, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2022 were $31.4 million. As market interest rates have increased from the prior low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations continue to decrease, projected mortgage revenues and noninterest income will decrease.

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

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $27.5 million of mortgage servicing rights as of December 31, 2022.

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

The federal bank regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have concentrations of ADC loans and non-owner occupied commercial real estate loans within their lending portfolios. In general, the guidance establishes the following supervisory criteria as preliminary indications of possible concentration risk: (1) the institution’s total ADC loans represent 100% or more of total capital; or (2) total non-owner occupied commercial real estate loans represent 300% or more of total capital, and such loans have increased by 50% or more during the prior 36-month period. This guidance suggests that institutions whose commercial real estate loans exceed these guidelines should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2022, our ADC loans comprised 99.8% of the Bank’s capital, and our non-owner occupied commercial real estate loans comprised 256.2% of the Bank’s capital. Although we are below the concentrations set forth in the guidance, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor the Bank’s commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas/Ft. Worth
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Ft. Worth	LPO
Lubbock	University Branch	Grand Prairie	LPO
Morton	Branch	Southlake	LPO
Idalou	Branch
Levelland	Branch

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso, New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	Gateway Branch
College Station	LPO	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch	Austin, Texas	LPO
Midland	Branch	Dripping Springs, Texas	LPO
Kermit	Branch	Waco, Texas	LPO
Fort Stockton	Branch
Monahans	Branch

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

Holders of Record

As of March 8, 2023, there were approximately 179 holders of record of the Company’s common stock.

Dividends

The Company paid dividends of $0.11, $0.11, $0.12, and $0.12 per common share in the first, second, third, and fourth quarters of 2022, respectively. Additionally, the Company paid a dividend of $0.13 per common share in the first quarter of 2023. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,438,531	$15.17	1,649,373
Equity compensation plans not approved by shareholders	—	—	—
Total	1,438,531	$15.17	1,649,373

(1)
The number of shares available for future issuance includes 1,649,373 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On October 29, 2021, the Company approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares could be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases depended on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program had an expiration date of November 6, 2022.

On May 18, 2022, the Company’s board of directors approved a new stock repurchase program for up to $15.0 million of the outstanding shares of the Company’s common stock (the “New Repurchase Program”). The New Repurchase Program began on the date on which the existing stock repurchase program expired due to depletion of funds previously allocated to it and has an expiration date of May 21, 2023, subject to earlier termination or extension of the New Repurchase Program by the Board. The shares could be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The timing and exact amount of any repurchases depended on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The New Repurchase Program terminated in December 2022 after all allocated funds had been spent.

The following table summarizes the share repurchase activity for the three months ended December 31, 2022.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
October 2022	64,799	$28.79	$1,865,289	$1,929,500
November 2022	2,457	30.29	74,416	1,855,084
December 2022	62,933	29.48	1,855,084	—
Total	130,189

Stock Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading on May 9, 2019 and for the last trading date of each year from 2019 to 2022, with the cumulative total return of the S&P 500 and the S&P United States BMI Banks Index for the same periods. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on May 9, 2019, in the Company’s common stock, including reinvestment of any dividends, and each of the indices. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	5/9/19	12/31/19	12/31/20	12/31/21	12/31/22
South Plains Financial, Inc.	100.0	118.25	108.42	161.21	162.27
S&P United States BMI Banks Index	100.0	117.22	102.26	139.04	115.32
S&P 500	100.0	114.03	135.01	173.77	142.30

Source: S&P Global Market Intelligence
© 2022

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	As of or for the Year Ended December 31,
	2022	2021	2020
Selected Income Statement Data:
Net interest income	$138,476	$121,764	$122,285
Provision for loan losses	(2,619)	(1,918)	25,570
Noninterest income	76,145	97,469	101,603
Noninterest expense	144,089	148,030	141,715
Income tax expense	14,911	14,507	11,250
Net income	58,240	58,614	45,353
Share and Per Share Data:
Earnings per share (basic)	$3.35	$3.26	$2.51
Earnings per share (diluted)	3.23	3.17	2.47
Dividends per share	0.46	0.30	0.14
Tangible book value per share(1)	19.57	21.51	18.97
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$234,883	$486,821	$300,307
Investment securities	701,711	724,504	803,087
Gross loans held for investment	2,748,081	2,437,577	2,221,583
Allowance for loan losses	39,288	42,098	45,553
Total assets	3,944,063	3,901,855	3,599,160
Total deposits	3,406,430	3,341,222	2,974,351
Borrowings	122,354	122,168	223,532
Total stockholders’ equity	357,014	407,427	370,048
Performance Ratios:
Return on average assets	1.47%	1.56%	1.31%
Return on average stockholders’ equity	15.79%	15.08%	13.40%
Net interest margin(2)	3.73%	3.51%	3.84%
Efficiency ratio(3)	66.76%	67.14%	62.99%
Credit Quality Ratios:
Nonperforming assets to total assets(4)	0.20%	0.30%	0.45%
Nonperforming loans to total loans held for investment(5)	0.28%	0.43%	0.67%
Allowance for loan losses to nonperforming loans(5)	504.34%	397.23%	304.40%
Allowance for loan losses to total loans held for investment	1.43%	1.73%	2.05%
Net loan charge-offs to average loans	0.01%	0.06%	0.18%
Capital Ratios:
Total stockholders’ equity to total assets	9.05%	10.44%	10.28%
Tangible common equity to tangible assets(1)	8.50%	9.85%	9.60%
Common equity tier 1 capital ratio	11.81%	12.91%	12.96%
Tier 1 leverage ratio	11.03%	10.77%	10.24%
Tier 1 risk-based capital ratio	13.15%	14.49%	14.78%
Total risk-based capital ratio	16.58%	18.40%	19.08%

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

Results of Operations

Net income for the year ended December 31, 2022 was $58.2 million, or $3.23 per diluted share, compared to $58.6 million, or $3.17 per diluted share, for the year ended December 31, 2021. The decrease in net income was primarily the result of a decrease of $21.3 million in noninterest income, offset by an increase of $16.7 million in net interest income and a decrease of $3.9 million in noninterest expense.

Return on average assets was 1.47% and return on average equity was 15.79% for the year ended December 31, 2022, compared to 1.56% and 15.08%, respectively, for the year ended December 31, 2021. The decrease in return on average assets was primarily due to the decrease in net income of 0.6%, relative to a larger increase of 5.2% in total average assets.

Net income for the year ended December 31, 2021 was $58.6 million, or $3.17 per diluted share, compared to $45.4 million, or $2.47 per diluted share, for the year ended December 31, 2020. The increase in net income was primarily the result of a decrease of $27.5 million in provision for loan losses, offset by a decrease of $4.1 million in noninterest income, an increase of $6.3 million in noninterest expense and an increase of $3.3 million in income tax expense.

Return on average assets was 1.56% and return on average equity was 15.08% for the year ended December 31, 2021, compared to 1.31% and 13.40%, respectively, for the year ended December 31, 2020. The increase in return on average assets was primarily due to the increase in net income of 29.2%, relative to a smaller increase of 8.8% in total average assets.

The Paycheck Protection Program (“PPP”) was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”) in March 2020. Funding for the PPP expired May 31, 2021. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The Bank originated approximately 3,200 PPP loans for a total of $309.2 million. As of December 31, 2022, there was approximately $482 thousand still outstanding. The Company recorded PPP-related SBA interest and fee income of $2.1 million, $8.3 million, and $5.1 million during the years of 2022, 2021, and 2020, respectively.

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

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, excluding PPP (1)	$2,597,274	$135,927	5.23%	$2,302,413	$112,255	4.88%	$2,181,118	$116,753	5.35%
Loans - PPP	14,887	2,030	13.64%	117,788	8,290	7.04%	144,514	5,130	3.55%
Investment securities – taxable	594,405	15,010	2.53%	532,272	9,292	1.75%	547,107	11,852	2.17%
Investment securities – non-taxable	216,216	5,733	2.65%	219,385	5,872	2.68%	158,482	4,489	2.83%
Other interest-earning assets (2)	318,862	3,675	1.15%	336,081	565	0.17%	184,262	1,100	0.60%
Total interest-earning assets	3,741,644	162,375	4.34%	3,507,939	136,274	3.88%	3,215,483	139,324	4.33%
Noninterest-earning assets	222,544			261,140			249,536
Total assets	$3,964,188			$3,769,079			$3,465,019

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	1,889,888	13,013	0.69%	1,841,678	4,163	0.23%	1,653,088	6,337	0.38%
Time deposits	327,289	3,989	1.22%	329,509	4,130	1.25%	331,623	5,557	1.68%
Short-term borrowings	4	—	0.00%	8,045	5	0.06%	19,404	104	0.54%
Notes payable & other longer-term borrowings	—	—	0.00%	19,641	38	0.19%	107,045	558	0.52%
Subordinated debt	75,874	4,050	5.34%	75,699	4,056	5.36%	38,747	2,223	5.74%
Junior subordinated deferrable interest debentures	46,393	1,640	3.54%	46,393	880	1.90%	46,393	1,167	2.52%
Total interest-bearing liabilities	2,339,448	22,692	0.97%	2,320,965	13,272	0.57%	2,196,300	15,946	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,189,730			1,016,835			888,653
Other liabilities	66,182			42,654			41,573
Total noninterest-bearing liabilities	1,255,912			1,059,489			930,226
Stockholders’ equity	368,828			388,625			338,493
Total liabilities and stockholders’ equity	$3,964,188			$3,769,079			$3,465,019

Net interest income		$139,683			$123,002			$123,378
Net interest spread			3.37%			3.31%			3.61%
Net interest margin(3)			3.73%			3.51%			3.84%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31, 2022 over 2021			Year Ended December 31, 2021 over 2020
	Change due to:			Change due to:
	Volume	Rate	Total Variance	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans, excluding PPP	$14,376	$9,296	$23,672	$6,493	$(10,991)	$(4,498)
Loans - PPP	(7,242)	982	(6,260)	(949)	4,109	3,160
Investment securities – taxable	1,085	4,633	5,718	(321)	(2,239)	(2,560)
Investment securities – non-taxable	(85)	(54)	(139)	1,725	(342)	1,383
Other interest-earning assets	(29)	3,139	3,110	906	(1,441)	(535)
Total increase (decrease) in interest income	8,105	17,996	26,101	7,854	(10,904)	(3,050)

Interest-bearing liabilities:
NOW, Savings, MMDAs	109	8,741	8,850	723	(2,897)	(2,174)
Time deposits	(28)	(113)	(141)	(35)	(1,392)	(1,427)
Short-term borrowings	(5)	—	(5)	(61)	(38)	(99)
Notes payable & other borrowings	(38)	—	(38)	(456)	(64)	(520)
Subordinated debt	9	(15)	(6)	2,120	(287)	1,833
Junior subordinated deferrable interest debentures	—	760	760	—	(287)	(287)
Total increase (decrease) interest expense:	47	9,373	9,420	2,291	(4,965)	(2,674)

Increase (decrease) in net interest income	$8,058	$8,623	$16,681	$5,563	$(5,939)	$(376)

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Net interest income for the year ended December 31, 2022 was $138.5 million compared to $121.8 million for the year ended December 31, 2021, an increase of $16.7 million, or 13.7%. The increase in net interest income in 2022 was comprised of a $26.1 million, or 19.4%, increase in interest income, partially offset by a $9.4 million, or 71.0%, increase in interest expense. The increase in interest income was primarily attributable to increases of $17.4 million in loan interest income and $8.7 million in interest income from securities and other interest-earning assets. The increase in loan interest income was primarily due to growth of $192.0 million in average loans outstanding and the rising interest rate environment, partially offset by decreases of $102.9 million in average PPP loans and $6.3 million in the PPP-related interest and fees. The increase in interest income on securities and other interest-earning assets was primarily due to securities purchases and rising market interest rates. During the years ended December 31, 2022 and 2021, the Company recognized $2.0 million and $8.3 million, respectively, in PPP-related interest and fees.

The $9.4 million increase in interest expense for the year ended December 31, 2022 was primarily related to a 40 basis points increase in the rate paid on interest-bearing liabilities and an increase of $18.5 million in average interest-bearing liabilities over the same period in 2021. The rise in rates was largely attributed to the Federal Open Market Committee of the Board of Governors of the Federal Reserve System repeatedly raising their target benchmark interest rate during, resulting in federal funds rate increases of 425 basis points between March and December of 2022.

For the year ended December 31, 2022, net interest margin and net interest spread were 3.73% and 3.37%, respectively, compared to 3.51% and 3.31% for the same period in 2021, respectively, which reflects the changes in interest income and interest expense discussed above.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Net interest income for the year ended December 31, 2021 was $121.8 million compared to $122.3 million for the year ended December 31, 2020, a decrease of $0.5 million, or 0.4%. The decrease in net interest income was comprised of a $3.2 million, or 2.3%, decrease in interest income and a $2.7 million, or 16.8%, decrease in interest expense. The decrease in interest income was primarily attributable to a decrease in the yield on average interest-earning assets of 45 basis points offset by the growth of $292.5 million in these assets during the year ended December 31, 2021. During the years ended December 31, 2021 and 2020, the Company recognized $8.3 and $5.1 million, respectively, in PPP-related interest and fees. When received, the PPP-related SBA fees are deferred and then accreted into interest income over the life of the applicable PPP loans. At the time of PPP loan forgiveness by the SBA, any remaining deferred fees are recognized immediately. At December 31, 2021 and 2020, there was $1.9 million and $4.1 million, respectively, of deferred PPP-related SBA fees that had not been accreted to income.

The $2.7 million decrease in interest expense for the year ended December 31, 2021 was primarily related to a 16 basis points decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $124.7 million in average interest-bearing liabilities. The increase in average interest-bearing liabilities was mainly due to increased deposits from PPP loan funding, other government stimulus payments and programs during the period as well as organic growth, partially offset by the repayment of $75.0 million in long-term advances during 2021.

For the year ended December 31, 2021, net interest margin and net interest spread were 3.51% and 3.31%, respectively, compared to 3.84% and 3.61% for the same period in 2020, respectively, which reflects the changes in interest income and interest expense discussed above.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of comprehensive income (loss) as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas. See “Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Report for more detailed discussion.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The provision for loan losses for the year ended December 31, 2022 was a negative $2.6 million compared to a negative $1.9 million for the year ended December 31, 2021. The decrease in the provision for loan losses for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to improved credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits, and a decline in the amount of loans that were actively under a COVID-19 pandemic-related modification, partially offset by growth of $310.5 million in loans held for investment. Net charge-offs decreased $1.3 million during 2022 as compared to 2021. The allowance for loan losses as a percentage of loans held for investment was 1.43% at December 31, 2022 and 1.73% at December 31, 2021. Further discussion of the allowance for loan losses is noted below.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The provision for loan losses for the year ended December 31, 2021 was a negative $1.9 million compared to $25.6 million for the year ended December 31, 2020. The decrease in the provision for loan losses for the year ended December 31, 2021 compared to the same period in 2020 was primarily a result of general improvement in the economy, a decline in the amount of loans actively under a modification, and a decrease in nonperforming loans. Net charge-offs decreased $2.7 million during 2021 as compared to 2020. The allowance for loan losses as a percentage of loans held for investment was 1.73% at December 31, 2021 and 2.05% at December 31, 2020. Further discussion of the allowance for loan losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31, 2022 over 2021			Year Ended December 31, 2021 over 2020
	2022	2021	Increase (decrease)	2021	2020	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,829	$6,963	$(134)	$6,963	$7,032	$(69)
Income from insurance activities	10,826	8,314	2,512	8,314	7,644	670
Bank card services and interchange fees	12,946	12,239	707	12,239	10,035	2,204
Mortgage banking activities	31,370	59,726	(28,356)	59,726	65,042	(5,316)
Investment commissions	1,825	1,934	(109)	1,934	1,698	236
Fiduciary income	2,390	2,917	(527)	2,917	3,185	(268)
Gain on sale of securities	—	—	—	—	2,318	(2,318)
Other income and fees(1)	9,959	5,376	4,583	5,376	4,649	727
Total noninterest income	$76,145	$97,469	$(21,324)	$97,469	$101,603	$(4,134)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services and income.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Noninterest income for the year ended December 31, 2022 was $76.1 million compared to $97.5 million for the year ended December 31, 2021, a decrease of $21.3 million, or 21.9%. Income from mortgage banking activities decreased $28.4 million, or 47.5%, to $31.4 million for the year ended December 31, 2022 from $59.7 million for the year ended December 31, 2021. The decrease was primarily the result of a reduction of $781.6 million, or 52.1%, in mortgage loan originations for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by rising mortgage interest rates during 2022 and the departure of several mortgage loan originators during the first quarter of 2022 and a decline in gain on sale margins. This decrease was partially offset by increases of $3.2 million in the fair value adjustment and $1.0 million in servicing income for the Company’s mortgage servicing rights portfolio. The remaining noninterest income increased $7.0 million in 2022, compared to 2021, primarily due to increased income from Small Business Investment Company (“SBIC”) investments of $2.3 million, $2.1 million in legal settlements, and growth in income from both insurance activities of $2.5 million and bank card services and interchange fees of $707 thousand, partially offset by a decrease of $527 thousand in fiduciary income.

Management is continuing to monitor and assess the industry changes related to the consumer overdraft fees, and changes already made or any future changes could negatively impact overdraft fee income.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Noninterest income for the year ended December 31, 2021 was $97.5 million compared to $101.6 million for the year ended December 31, 2020, a decrease of $4.1 million, or 4.1%. Income from mortgage banking activities decreased $5.3 million, or 8.2%, to $59.7 million for the December 31, 2021 from $65.0 million for the year ended December 31, 2020. The decrease was primarily the result of a reduction of $106.3 million in interest rate lock commitments and a decline in gain on sale margins, partially offset by an increase of $58.1 million in mortgage loan originations for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our mortgage originations experienced another high level of volume in 2021 as the industry continued to benefit from historic low levels of interest rates through a majority of 2021. Refinance activity represented 54% of the 2021 originations as compared to 53% in 2020. Additionally, bank card services and interchange fee income increased $2.2 million and income from insurance activities increased $670 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in bank card services and interchange fee income was primarily tied to the growth in deposits, increased consumer spending, and the expansion of credit card services. The increase in income from insurance activities was primarily related to increased premiums paid in 2021. Further, there was a $2.3 million gain on sale of securities in the first quarter of 2020.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31, 2022 over 2021			Year Ended December 31, 2021 over 2020
	2022	2021	Increase (decrease)	2021	2020	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$86,323	$93,360	$(7,037)	$93,360	$89,220	$4,140
Occupancy expense, net	15,987	14,560	1,427	14,560	14,658	(98)
Professional services	9,740	6,752	2,988	6,752	6,322	430
Marketing and development	3,614	3,225	389	3,225	3,088	137
IT and data services	3,780	4,007	(227)	4,007	3,574	433
Bankcard expenses	5,376	4,995	381	4,995	4,253	742
Appraisal expenses	1,747	3,248	(1,501)	3,248	2,782	466
Other expenses(1)	17,522	17,883	(361)	17,883	17,818	65
Total noninterest expense	$144,089	$148,030	$(3,941)	$148,030	$141,715	$6,315

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Noninterest expense for the year ended December 31, 2022 was $144.1 million compared to $148.0 million for the year ended December 31, 2021, a decrease of $3.9 million, or 2.7%. Salaries and employee benefits decreased $7.0 million, or 7.5%, from $93.4 million for the December 31, 2021 to $86.3 million for the year ended December 31, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions of $10.3 million and reduced related supporting personnel expenses due to the contraction in mortgage loan originations, partially offset by an increase of $1.0 million in variable insurance commission expense and additional expense for commercial lenders hired as part of a planned initiative. All other noninterest expenses increased $3.1 million for the year ended December 31, 2022, compared to the same period in 2021. The increase was largely attributable to additional legal fees of $2.6 million as a result of vendor dispute legal proceedings and other legal matters and a rise of $1.4 million in occupancy expense related to property repair and maintenance on banking house properties, partially offset by a reduction in appraisal expenses of $1.5 million and other variable mortgage-related expenses.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Noninterest expense for the year ended December 31, 2021 was $148.0 million compared to $141.7 million for the year ended December 31, 2020, an increase of $6.3 million, or 4.5%. Salaries and employee benefits increased $4.1 million, or 4.6%, from $89.2 million for the December 31, 2020 to $93.4 million for the year ended December 31, 2021. This increase in salaries and employee benefits expense was predominately driven by increased commissions paid on the higher volume of mortgage loan originations and other personnel expenses to support mortgage activities. Additionally, salary expense increased due to expenses for incentive-based compensation related to the growth in loans held for investment in 2021 and for newly-hired commercial loan officers as part of our stated initiative. All other noninterest expenses increased $2.2 million for the year ended December 31, 2021, compared to the same period in 2020. This increase was primarily related to additional expenses incurred in 2021 for bankcard expenses as a result of increased consumer spending, growth in deposits, and credit card program expenses. Additionally, there were increases in appraisal expenses due to the high mortgage volume noted above and increased technology costs as part of the investment in planning our transition of computing and data storage to the cloud as well as further development of the new customer lead generation initiative.

Financial Condition

Our total assets increased $42.2 million, or 1.1%, to $3.94 billion at December 31, 2022 as compared to $3.90 billion at December 31, 2021. Our loans held for investment increased $310.5 million, or 12.7%, to $2.75 billion at December 31, 2022, compared to $2.44 billion at December 31, 2021. Total deposits increased $65.2 million, or 2.0% to $3.41 billion at December 31, 2022, compared to $3.34 billion at December 31, 2021. The increase in total assets, loans, and deposits was primarily the continued result of organic growth of the Company, which included hiring new commercial lenders as part of a stated growth initiative.

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

Loans held for investments increased $310.5 million, or 12.7%, to $2.75 billion at December 31, 2022 as compared to $2.44 billion at December 31, 2021. We had net organic growth in non-PPP loans of $350.2 million during the year ended December 31, 2022, partially offset by a decrease due to SBA forgiveness and repayments of $39.7 million in PPP loans during 2022. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and consumer auto loans, partially offset by decreases in ag production, energy and hotel loans.

The following table shows the contractual maturities of our loans held for investment portfolio at December 31, 2022:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$109,340	$466,733	$259,078	$84,207	$919,358
Commercial - specialized	78,219	137,599	63,318	48,377	327,513
Commercial - general	84,923	153,698	123,344	122,818	484,783
Consumer:
1-4 family residential	34,985	79,853	72,189	273,097	460,124
Auto loans	3,153	164,175	154,148	—	321,476
Other consumer	5,275	48,476	27,557	—	81,308
Construction	129,531	12,550	1,277	10,161	153,519
Total loans	$445,426	$1,063,084	$700,911	$538,660	$2,748,081

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of December 31, 2022:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$377,747	$432,271
Commercial - specialized	71,235	178,059
Commercial - general	152,539	247,321
Consumer:
1-4 family residential	251,157	173,982
Auto loans	318,323	—
Other consumer	75,610	423
Construction	3,487	20,501
Total loans	$1,250,098	$1,052,557

At December 31, 2022, there was $1.32 billion in adjustable rate loans, with $645.2 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $416.4 million will reprice immediately upon changes in the underlying index rate, with the remaining $228.8 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 69.8% of our loans were secured by real property as of December 31, 2022, compared to 69.4% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 38.7% of loans held for investment as of December 31, 2022 and represented 36.7% of loans held for investment as of December 31, 2021. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $163.9 million, or 21.7%, to $919.4 million as of December 31, 2022 from $755.4 million as of December 31, 2021. The increase was primarily driven by an increase of $90.6 million in commercial and residential land development loans, an increase of $71.0 million in retail loans, and an increase of $41.4 million in office, commercial and retail tenant loans, partially offset by a decrease of $37.2 million in hotel loans.

Commercial – General and Specialized. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed, and to ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties. Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related loans that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related loans that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant & retail, construction, and other industries.

Commercial general loans increased $24.8 million, or 5.4%, to $484.8 million as of December 31, 2022 from $460.0 million as of December 31, 2021. The increase in commercial general loans was primarily due to organic loan growth in restaurant & retail loans, goods and services loans, and construction company loans, partially offset by a decrease of $39.7 million in PPP loans.

Commercial specialized loans decreased $51.2 million, or 13.5%, to $327.5 million as of December 31, 2022 from $378.7 million as of December 31, 2021. This decrease was primarily due to an early payoff of an approximately $46 million on one energy sector loan and a net reduction of $36.5 million in seasonal agricultural production loans, partially offset by organic loan growth of $26.1 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $166.4 million, or 23.9%, to $862.9 million as of December 31, 2022, from $696.5 million as of December 31, 2021. The increase in these loans was primarily a result of an $80.8 million growth in consumer auto loans as a result of higher demand for autos during 2022, along with adding several high-quality auto dealerships, and a $72.4 million increase in residential mortgage loans. As of December 31, 2022, our consumer loan portfolio was comprised of $460.1 million in 1-4 family residential loans, $321.5 million in auto loans, and $81.3 million in other consumer loans.

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

Construction loans increased $6.7 million, or 4.5%, to $153.5 million as of December 31, 2022 from $146.9 million as of December 31, 2021. The increase resulted from continued higher demand for residential construction as a result of home shortages in many of our markets.

Paycheck Protection Program. Beginning in April 2020 and until funding expired on May 31, 2021, we originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required for six months following the loan disbursement date and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). At December 31, 2022, PPP loans totaled approximately $482 thousand and are included in commercial general loans.

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2022	2021
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$682,296	$542,338
Standby letters of credit	13,864	12,418
Total	$696,160	$554,756

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

The allowance for loan losses was $39.3 million at December 31, 2022 compared to $42.1 million at December 31, 2021, an decrease of $2.8 million, or 6.7%. The decrease was primarily a result of a negative provision for loan losses of $2.6 million being recorded during 2022 based on general improvement in the Company’s credit metrics, a decline in the amount of loans that were actively under a modification, and a decrease in nonperforming loans, partially offset by the growth in the loan portfolio. Nevertheless, forecasted economic conditions continue to remain uncertain due to the continued rising interest rate environment and persistent high inflation levels in the United States, and provisions for loan losses may be necessary in future periods.

The following table provides an analysis of the allowance for loan losses and other data at the dates indicated.

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$817,365	$705,516	$654,923
Commercial – specialized	351,598	336,754	318,141
Commercial – general	476,553	490,945	545,391
Consumer:
1-4 family residential	409,023	374,609	362,415
Auto loans	285,493	227,301	205,849
Other consumer	85,881	68,106	70,478
Construction	150,072	124,840	90,277
Loans held for sale	36,176	92,130	78,158
Total average loans outstanding during period	$2,612,161	$2,420,201	$2,325,632

Net charge-offs (recoveries) during the period
Commercial real estate	$(418)	$(109)	$(295)
Commercial – specialized	(807)	11	1,041
Commercial – general	(122)	459	1,601
Consumer:
1-4 family residential	100	44	(75)
Auto loans	364	483	973
Other consumer	913	653	970
Construction	161	(4)	(1)
Total net charge-offs (recoveries) during the period	$191	$1,537	$4,214

Total loans held for investment outstanding	$2,748,081	$2,437,577	$2,221,583
Nonaccrual loans	$5,802	$9,518	$13,718
Allowance for loan losses	$39,288	$42,098	$45,553

Ratio of allowance to total loans held for investment	1.43%	1.73%	2.05%
Ratio of allowance to nonaccrual loans	677.15%	442.30%	332.07%
Ratio of nonaccrual loans to total loans held for investment	0.21%	0.39%	0.62%

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	(0.05)%	(0.02)%	(0.05)%
Commercial – specialized	(0.23)%	—	0.33%
Commercial – general	(0.03)%	0.09%	0.29%
Consumer:
1-4 family residential	0.02%	0.01%	(0.02)%
Auto loans	0.13%	0.21%	0.47%
Other consumer	1.06%	0.96%	1.38%
Construction	0.11%	—	—
Total ratio of net charge-offs (recoveries) to average loans during the period	0.01%	0.06%	0.18%
(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $0.2 million and were 0.01% of average loans outstanding for the year ended December 31, 2022, compared to $1.5 million and 0.06% for the year ended December 31, 2021. There was $621 thousand in consumer credit program net charge-offs, $364 thousand in auto loan net charge-offs, and a charge-off of $215 thousand on a restaurant & retail relationship during 2022, partially offset by a $822 thousand recovery on an energy relationship and a $400 thousand recovery on a commercial real estate loan during 2022. The allowance for loan losses as a percentage of loans held for investment was 1.43% at December 31, 2022 and 1.73% at December 31, 2021.

While the entire allowance is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of allowance in each classification to total allowance:

	As of December, 31
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$13,029	33.1%	$17,245	41.0%	$18,962	41.6%
Commercial – specialized	3,425	8.7%	4,363	10.4%	5,760	12.6%
Commercial – general	9,215	23.5%	8,466	20.1%	9,227	20.3%
Consumer:
1-4 family residential	6,194	15.8%	5,268	12.5%	4,646	10.2%
Auto loans	3,926	10.0%	3,653	8.7%	4,226	9.3%
Other consumer	1,376	3.5%	1,357	3.2%	1,671	3.7%
Construction	2,123	5.4%	1,746	4.1%	1,061	2.3%
Total allowance for loan losses	$39,288	100.0%	$42,098	100.0%	$45,553	100.0%

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

At December 31, 2022, our total nonaccrual loans were $5.8 million, or 0.21% of total loans held for investment, as compared to $9.5 million, or 0.39% of total loans held for investment, at December 31, 2021. These loans were reviewed for impairment and specific valuation allowances were established as necessary and included in the allowance for loan losses as of December 31, 2022 to cover any probable loss. The decrease in the year ended December 31, 2022 was primarily due to eleven loans totaling $4.3 million that were removed from nonaccrual status during the second and third quarters of 2022. This was a result of principal paydowns, improved cash flow, and continued sustained payment performance.

Loans past due 90 days or more were $2.0 million at December 31, 2022 and $1.1 million at December 31, 2021. The increase of $0.9 million at year-end 2022 was primarily comprised of an additional $750 thousand of delinquent residential mortgage loans. Total nonperforming loans were $7.8 million at December 31, 2022 and $10.6 million at December 31, 2021.

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

We had no loans restructured as TDRs during 2022, 2021, or 2020. TDRs are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or past due 90 days or more.

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

Total securities at December 31, 2022 were $701.7 million, representing an decrease of $22.8 million, or 3.1%, compared to $724.5 million at December 31, 2021. The decrease was primarily due to a $114.4 million decline in the unrealized gain on available for sale securities and $81.3 million in maturities, prepayments, and calls, partially offset by $176.7 million in purchases at December 31, 2022 compared to December 31, 2021.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the year ended December 31, 2022, the fair value of the Company’s available for sale securities declined by $114.4 million as a result of the significant increase in market interest rates during 2022, which was attributed to the FOMC repeatedly raising their target benchmark interest rate, as previously noted. At December 31, 2022, we evaluated the securities which had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,898	3.43%	$8,663	2.17%	$7,508	2.22%	$241,360	2.24%
Mortgage-backed securities	3	1.90%	3,037	1.88%	53,154	2.23%	379,750	2.22%
Collateralized mortgage obligations	—	—	—	—	76,189	4.89%	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,689	2.93%	19,218	2.81%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$1,901	3.43%	$11,700	2.09%	$150,540	3.76%	$640,328	2.24%

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

Total deposits at December 31, 2022 were $3.41 billion, representing an increase of $65.2 million, or 2.0%, compared to $3.34 billion at December 31, 2021. The increase in total deposits since December 31, 2021 was primarily due to organic growth and customers maintaining higher balances. Deposit balances peaked in the third quarter of 2022 and then declined $54.1 million in the fourth quarter of 2022 principally as the result of increased competition for deposits amid overall deposit outflows in the United States banking system. As of December 31, 2022, 33.8% of total deposits were comprised of noninterest-bearing demand accounts, 57.8% of interest-bearing non-maturity accounts and 8.4% of time deposits.

The following table shows the deposit mix as of the dates presented:

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Noninterest-bearing deposits	$1,150,488	33.8%	$1,071,367	32.1%
NOW and other transaction accounts	350,910	10.3%	395,322	11.8%
Money market and other savings	1,618,833	47.5%	1,534,795	45.9%
Time deposits	286,199	8.4%	339,738	10.2%
Total deposits	$3,406,430	100.0%	$3,341,222	100.0%

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2022		2021		2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,189,730	—%	$1,016,835	—%	$888,653	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	352,791	0.59%	355,274	0.03%	329,431	0.13%
Savings accounts	151,128	0.32%	132,426	0.09%	113,681	0.09%
Money market accounts	1,385,969	0.75%	1,353,978	0.29%	1,209,976	0.48%
Time deposits	327,289	1.22%	329,509	1.25%	331,623	1.68%
Total interest-bearing deposits	2,217,177	0.77%	2,171,187	0.38%	1,984,711	0.60%
Total deposits	$3,406,907	0.50%	$3,188,022	0.26%	$2,873,364	0.41%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of December 31, 2022 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$30,752	$5,572	$13,606	$15,770	$65,700

The estimated amount of uninsured deposits as of December 31, 2022 was $1.04 billion.

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

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2022 and December 31, 2021 we had total remaining borrowing capacity from the FHLB of $920.2 million and $903.9 million, respectively.

The following table sets forth our long-term FHLB borrowings as of and for the periods indicated:

	As of and for the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—	—
Maximum month-end balance during the year	$—	$75,000
Average balance outstanding during the year	$—	$19,641
Weighted average interest rate during the year	—	0.19%

The Company has used FHLB letters of credit to pledge to certain public deposits. These letters of credit expired in July 2021 and the Company began pledging securities to these public funds rather than renewing the letters of credit. As a result, there were no FHLB letters of credit outstanding at December 31, 2022 and 2021.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $648.3 million and $593.6 million at December 31, 2022 and 2021, respectively. There were no amounts outstanding on the FRB line of credit at December 31, 2022 and 2021.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million and $160.0 million as of December 31, 2022 and 2021. The lines were not used at December 31, 2022 and 2021.

Subordinated Debt

In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The notes have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the notes will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These notes pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of December 31, 2022, the total amount of subordinated debt outstanding was $76.5 million, less approximately $511 thousand of remaining debt issuance costs for a total balance of $76.0 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2022 and 2021. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of December 31, 2022, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 6.97%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	33-mo. LIBOR + 139 bps; 6.16%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 6.27%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2022.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders.

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

Capital Requirements

Total stockholders’ equity decreased to $357.0 million as of December 31, 2022, compared to $407.4 million as of December 31, 2021. The decrease from December 31, 2021 was primarily the result of a decline in the accumulated other comprehensive income (“AOCI”) of $78.8 million, repurchases of common stock of $22.7 million, and by $8.0 million in dividends paid, partially offset by $58.2 million in net earnings for the year ended December 31, 2022. The decrease in AOCI was attributed to the decline in fair value of our available for sale securities, partially offset by an increase in fair value of our fair value hedges, as a result of the rising interest rate environment.

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Qualitative measures established by regulation to ensure capital adequacy required us to maintain minimum amounts and ratio of CET1 capital, tier 1 capital and total capital to risk-weighted assets and of tier 1 capital to average consolidated assets, referred to as the “leverage ratio.”

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

At December 31, 2022, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2022, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2022 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2022:
Total capital (to risk-weighted assets)
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%
Tier 1 capital (to average assets)
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2021:
Total capital (to risk-weighted assets)
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%
Tier 1 capital (to average assets)
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase programs during 2022 and 2021. In 2022, we repurchased 859,802 shares of common stock for a total of $22.7 million. In 2021, we repurchased 393,529 shares of common stock for a total of $9.2 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Report for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2022	2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(1.50)	6.89
+200	(0.96)	4.53
+100	(0.61)	2.02
-100	(1.50)	(1.05)
-200	(2.81)	(1.92)

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in our consolidated statements of comprehensive income(loss), balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2022		2021	2020
	(Dollars in thousands)
Total stockholders’ equity		$357,014	$407,427	$370,048
Less: Goodwill and other intangibles		(23,857)	(25,403)	(27,070)
Tangible common equity	$	$ 333,157	$382,024	$342,978

Total assets		$3,944,063	$3,901,855	$3,599,160
Less: Goodwill and other intangibles		(23,857)	(25,403)	(27,070)
Tangible assets		$3,920,206	$3,876,452	$3,572,090
Shares outstanding		17,027,197	17,760,243	18,076,364
Total stockholders’ equity to total assets		9.05%	10.44%	10.28%
Tangible common equity to tangible assets		8.50%	9.85%	9.60%
Book value per share		$20.97	$22.94	$20.47
Tangible book value per share		$19.57	$21.51	$18.97

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare consolidated financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our consolidated financial statements.

The Jumpstart Our Business Startups Act (the “JOBS Act”) permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the consolidated financial statements included in this Report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2022.

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

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans. Loans that are originated for best efforts delivery are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. All other loans held for sale are carried at fair value under the fair value option. Loans sold are typically subject to certain indemnification provisions with the investor; management does not believe these provisions will have any significant consequences.

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

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Houston, Texas
March 13, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We served as South Plains Financial, Inc.’s auditor from 2018 to 2021.

Fort Worth, Texas
March 7, 2022

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$61,613	$68,425
Interest-bearing deposits in banks	173,270	418,396
Cash and cash equivalents	234,883	486,821

Securities available for sale	701,711	724,504
Loans held for sale ($10,038 and $47,593 at fair value at December 31, 2022 and 2021, respectively)	30,403	76,507
Loans held for investment	2,748,081	2,437,577
Allowance for loan losses	(39,288)	(42,098)
Loans held for investment, net	2,708,793	2,395,479

Accrued interest receivable	16,432	13,900
Premises and equipment, net	56,337	57,699
Bank-owned life insurance	73,174	71,978
Goodwill	19,508	19,508
Intangible assets, net	4,349	5,895
Mortgage servicing rights	27,474	19,700
Deferred tax asset, net	22,818	3,038
Other assets	48,181	26,826
Total assets	$3,944,063	$3,901,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,150,488	$1,071,367
Interest-bearing	2,255,942	2,269,855
Total deposits	3,406,430	3,341,222

Accrued expenses and other liabilities	58,265	31,038
Subordinated debt	75,961	75,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,587,049	3,494,428
Stockholders’ equity:
Common stock, $1 par value, 30,000,000 shares authorized; 17,027,197 issued in 2022 and 17,760,243 issued in 2021	17,027	17,760
Additional paid-in capital	112,834	133,215
Retained earnings	292,261	242,750
Accumulated other comprehensive income (loss)	(65,108)	13,702
Total stockholders’ equity	357,014	407,427
Total liabilities and stockholders’ equity	$3,944,063	$3,901,855

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$137,954	$120,540	$121,733
Securities:
Taxable	15,010	9,445	12,267
Non taxable	4,529	4,639	3,546
Federal funds sold and interest-bearing deposits in banks	3,675	412	685
Total interest income	161,168	135,036	138,231

Interest expense:
Deposits	17,002	8,293	11,894
Notes payable & other borrowings	—	43	662
Subordinated debt	4,050	4,056	2,223
Junior subordinated deferrable interest debentures	1,640	880	1,167
Total interest expense	22,692	13,272	15,946

Net interest income	138,476	121,764	122,285
Provision for loan losses	(2,619)	(1,918)	25,570
Net interest income, after provision for loan losses	141,095	123,682	96,715

Noninterest income:
Service charges on deposit accounts	6,829	6,963	7,032
Income from insurance activities	10,826	8,314	7,644
Net gain on sales of loans	20,764	51,184	63,531
Bank card services and interchange fees	12,946	12,239	10,035
Other mortgage banking income	10,606	8,542	1,511
Realized gain on sale of securities	—	—	2,318
Investment commissions	1,825	1,934	1,698
Fiduciary fees	2,390	2,917	3,185
Other	9,959	5,376	4,649
Total noninterest income	76,145	97,469	101,603

Noninterest expense:
Salaries and employee benefits	86,323	93,360	89,220
Occupancy and equipment, net	15,987	14,560	14,658
Professional services	9,740	6,752	6,322
Marketing and development	3,614	3,225	3,088
IT and data services	3,780	4,007	3,574
Bank card expenses	5,376	4,995	4,253
Appraisal expenses	1,747	3,248	2,782
Other	17,522	17,883	17,818
Total noninterest expense	144,089	148,030	141,715

Income before income taxes	73,151	73,121	56,603
Income tax expense	14,911	14,507	11,250
Net income	$58,240	$58,614	$45,353

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Earnings per share:
Basic	$3.35	$3.26	$2.51
Diluted	$3.23	$3.17	$2.47

Net income	$58,240	$58,614	$45,353
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(114,367)	(15,479)	28,193
Less: Change in fair value on hedged state and municipal securities	14,607	5,812	(76)
Reclassification adjustment for (gain) loss included in net income	—	—	(2,318)
Tax effect	20,950	2,030	(5,418)
Other comprehensive income (loss)	(78,810)	(7,637)	20,381
Comprehensive income (loss)	$(20,570)	$50,977	$65,734

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	18,036,115	$18,036	$140,492	$146,696	$958	$306,182
Net income	—	—	—	45,353	—	45,353
Cash dividends declared - $0.14 per share	—	—	—	(2,528)	—	(2,528)
Other comprehensive income	—	—	—	—	20,381	20,381
Exercise of employee stock options, net of 69,855 shares for cashless exercise and net of 17,762 shares for taxes	59,284	59	(378)	—	—	(319)
Repurchases of common stock	(19,035)	(19)	(274)	—	—	(293)
Stock based compensation	—	—	1,272	—	—	1,272
Balance at December 31, 2020	18,076,364	18,076	141,112	189,521	21,339	370,048
Net income	—	—	—	58,614	—	58,614
Cash dividends declared - $0.30 per share	—	—	—	(5,385)	—	(5,385)
Other comprehensive loss	—	—	—	—	(7,637)	(7,637)
Exercise of employee stock options, net of 82,004 shares for cashless exercise and net of 23,559 shares for taxes	77,408	77	(702)	—	—	(625)
Repurchases of common stock	(393,529)	(393)	(8,834)	—	—	(9,227)
Stock-based compensation	—	—	1,639	—	—	1,639
Balance at December 31, 2021	17,760,243	17,760	133,215	242,750	13,702	407,427
Net income	—	—	—	58,240	—	58,240
Cash dividends declared - $0.46 per share	—	—	—	(8,012)	—	(8,012)
Other comprehensive loss	—	—	—	—	(78,810)	(78,810)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options, net of 141,762 shares for cashless exercise and net of 42,386 shares for taxes	126,756	127	(1,295)	—	—	(1,168)
Repurchases of common stock	(859,802)	(860)	(21,839)	—	—	(22,699)
Stock-based compensation	—	—	2,753	—	—	2,753
Balance at December 31, 2022	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$58,240	$58,614	$45,353
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(2,619)	(1,918)	25,570
Depreciation and amortization	6,965	6,436	6,575
Accretion and amortization	4,072	4,513	3,166
Other gains, net	(166)	(729)	(2,539)
Net gain on sales of loans	(20,764)	(51,184)	(63,531)
Proceeds from sales of loans held for sale	783,212	1,577,953	1,434,173
Loans originated for sale	(719,413)	(1,500,995)	(1,442,913)
Deferred income tax expense (benefit)	1,359	1,453	(1,588)
Earnings on bank-owned life insurance	(1,196)	(1,247)	(1,334)
Stock-based compensation	2,753	1,639	1,272
Change in valuation of mortgage servicing rights	(4,705)	(1,455)	2,834
Net change in:
Accrued interest receivable and other assets	(1,067)	3,382	(3,082)
Accrued expenses and other liabilities	16,919	(191)	1,671
Net cash provided by operating activities	123,590	96,271	5,627

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(176,713)	(61,548)	(279,727)
Sales	—	—	94,514
Maturities, prepayments, and calls	81,253	120,325	114,850
Loan originations and principal collections, net	(311,459)	(218,458)	(84,991)
Cash paid for acquisition	—	—	(687)
Goodwill adjustment related to litigation settlement	—	—	460
Purchases of premises and equipment	(4,469)	(2,920)	(3,310)
Proceeds from sales of premises and equipment	480	1,458	222
Proceeds from sales of foreclosed assets	2,051	1,302	2,441
Net cash used in investing activities	(408,857)	(159,841)	(156,228)

Cash flows from financing activities:
Net change in deposits	65,208	366,871	277,494
Net change in short-term borrowings	—	(26,550)	(10,615)
Proceeds from subordinated debt issuance, net	—	—	49,070
Proceeds from notes payable and other borrowings	—	—	75,000
Payments to tax authorities for stock-based compensation	(1,168)	(625)	(319)
Payments made on notes payable and other borrowings	—	(75,000)	(95,000)
Cash dividends paid on common stock	(8,012)	(5,385)	(2,528)
Payments to repurchase common stock	(22,699)	(9,227)	(293)
Net cash provided by financing activities	33,329	250,084	292,809

Net change in cash and cash equivalents	$(251,938)	$186,514	$142,208
Beginning cash and cash equivalents	486,821	300,307	158,099
Ending cash and cash equivalents	$234,883	$486,821	$300,307

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$21,770	$13,471	$16,116
Income taxes paid	13,835	12,400	13,513
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	764	927	1,867
Business combination measurement period adjustment	—	—	1,211
Additions to mortgage servicing rights	3,069	9,196	9,829

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) constitutes GAAP for nongovernmental entities.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Determination of the adequacy of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term; the assumptions used in stock-based compensation, derivatives, mortgage servicing rights, and fair values of financial instruments can also involve significant management estimates.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (“OCI”). Relevant examples of OCI items are unrealized holding gains and losses on securities available for sale, subsequent decreases (if not an other-than-temporary impairment) or increases in the fair value of securities available for sale previously written down as impaired, and net gains and losses on fair value hedges.

Cash and Cash Equivalents –  The Company includes all cash on hand, balances due from other banks, and federal funds sold, all of which have original maturities within three months, as cash and cash equivalents in the accompanying consolidated financial statements. On March 15, 2020, the Federal Reserve Bank announced that it had reduced regulatory reserve requirements to zero percent effective on March 26, 2020; therefore, no cash is required to be maintained to satisfy regulatory reserve requirements.

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

Any loans the Company determines have evidence of deterioration of credit quality since origination, and it is probable, at acquisition, that all contractually required payments will not be collected, are considered to be purchase credit impaired loans. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing rights in earnings in the period in which the changes occur, and are included with Other mortgage banking income in the consolidated financial statements. The fair value of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported in the consolidated financial statements as Other mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recorded when income is earned. Servicing income was $4.1 million, $3.1 million, and $781 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Loans Held for Sale – Loans held for sale are comprised of residential mortgage loans. Loans that are originated for best efforts delivery are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. All other loans held for sale are carried at fair value under the fair value option. Loans sold are typically subject to certain indemnification provisions with the investor; management does not believe these provisions will have any significant consequences.

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

Bank-Owned Life Insurance – The bank subsidiary has purchased life insurance policies on various officers and also is the beneficiary. These policies are issued by third party insurance companies. Assets are carried at the cash surrender value and changes in the cash surrender values are recognized in other noninterest income in the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Mortgage Banking Derivatives – Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market, forward commitments for the future delivery of these mortgage loans, and forward sales of mortgage-backed securities are accounted for as free standing derivatives. At the time of the interest rate lock, the Company determines whether the loan will be sold through a best efforts contract or a mandatory delivery contract. These mortgage banking derivatives are not designated in hedge relationships.

In order to hedge the change in interest rates resulting from the commitments to fund the loans that will be sold through a best efforts contract, the Company enters into forward loans sales commitments for the future delivery of mortgage loans when interest rate locks are entered. At inception, these interest rate locks and the related forward loan sales commitments, adjusted for the expected exercise of the commitment before the loan is funded, are recorded with a zero value. Subsequent changes in fair value are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.

In order to hedge the change in interest rates resulting from all other mortgage commitments to fund loans, the Company enters into forward sales of mortgage-backed securities contracts. At inception, these interest rate locks are recorded at fair value and are adjusted for the expected exercise of the commitment before the loan is funded. Subsequent changes in fair value are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. Changes in the fair values of these derivatives are included in net gain on sales of loans in the consolidated financial statements.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2022 and 2021.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2022, 2021, and 2020 were approximately $3.1 million, $2.6 million, and $2.6 million, respectively.

Income Taxes – The Company files a consolidated federal income tax return including the results of its wholly owned subsidiary, the Bank. The Company estimates income taxes payable based on the amount it expects to owe. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income (loss)). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

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

Earnings per Share – Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Shares held in the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”) are considered outstanding for this calculation unless unearned. Diluted earnings per share includes the dilutive effect of unearned ESOP shares, if applicable. Diluted earnings per share includes the dilutive effect of additional potential shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements.

Fair Values of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 22. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect estimates.

Trust Assets – Custodial assets of City Bank’s trust department, other than cash on deposit at City Bank, if any, are not included in the accompanying consolidated financial statements because they are not assets of City Bank.

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

Reclassification – Certain amounts in the 2020 and 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.

Recent Accounting Pronouncements – Updates to ASC are prescribed in ASU, which are not authoritative until incorporated into the ASC.

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

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity securities, and debt securities. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted CECL on January 1, 2023 and anticipates recognizing a one-time, after tax cumulative effect charge of approximately $900 thousand to retained earnings at the beginning of the first quarter of 2023, increasing the allowance for credit losses by approximately $100 thousand and increasing the off-balance sheet reserve for unfunded commitments by approximately $1.0 million. The allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.

Subsequent Events – The Company has evaluated subsequent events and transactions from December 31, 2022 through the date this Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, at year-end follow (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
State and municipal	$259,429	$27	$(34,401)	$225,055
Residential mortgage-backed securities	386,783	—	(57,938)	328,845
Commercial mortgage-backed securities	49,161	—	(7,194)	41,967
Commercial collateralized mortgage obligations	76,189	—	(551)	75,638
Asset-backed and other amortizing securities	20,907	—	(1,813)	19,094
Other securities	12,000	—	(888)	11,112
	$804,469	$27	$(102,785)	$701,711

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
State and municipal	$265,143	$10,615	$(86)	$275,672
Residential mortgage-backed securities	252,588	3,127	(4,114)	251,601
Commercial mortgage-backed securities	50,385	1,103	—	51,488
Commercial collateralized mortgage obligations	106,733	—	(413)	106,320
Asset-backed and other amortizing securities	26,046	1,108	(218)	26,936
Other securities	12,000	487	—	12,487
	$712,895	$16,440	$(4,831)	$724,504

The amortized cost and fair value of securities at December 31, 2022 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$1,898	$1,906
After 1 year through 5 years	8,663	8,560
After 5 years through 10 years	19,508	18,388
After 10 years	241,360	207,313
Other	533,040	465,544
	$804,469	$701,711

At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $464.1 million and $474.5 million at December 31, 2022 and 2021, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at year-end, by the period they have been in a loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	162,746	23,538	57,675	10,863	220,421	34,401
Mortgage-backed securities - residential	220,752	27,967	108,080	29,971	328,832	57,938
Mortgage-backed securities - commercial	41,966	7,194	—	—	41,966	7,194
Collateralized mortgage obligations	75,638	551	—	—	75,638	551
Asset-backed and other amortizing securities	19,094	1,813	—	—	19,094	1,813
Other securities	11,112	888	—	—	11,112	888
	$531,308	$61,951	$165,755	$40,834	$697,063	$102,785

December 31, 2021
U.S. government and agencies	$—	$—	$—	$—	$—	$—
State and municipal	21,255	86	—	—	21,255	86
Mortgage-backed securities - residential	56,398	1,197	64,764	2,917	121,162	4,114
Mortgage-backed securities - commercial	—	—	—	—	—	—
Collateralized mortgage obligations	106,320	413	—	—	106,320	413
Asset-backed and other amortizing securities	1,624	218	—	—	1,624	218
Other securities	—	—	—	—	—	—
	$185,597	$1,914	$64,764	$2,917	$250,361	$4,831

There were 170 securities with an unrealized loss at December 31, 2022. Management does not believe that these losses are other than temporary as there is no intent to sell any of these securities before recovery and it is not probable that the Company will be required to sell any of these securities before recovery, and credit loss, if any, is not material. These unrealized losses are largely due to significant increases in market interest rates experienced during 2022 over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or if market yields for such investments decline in future periods. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category at year-end as follows (dollars in thousands):

	December 31,
	2022	2021
Commercial real estate	$919,358	$755,444
Commercial - specialized	327,513	378,725
Commercial - general	484,783	460,024
Consumer:
1-4 family residential	460,124	387,690
Auto loans	321,476	240,719
Other consumer	81,308	68,113
Construction	153,519	146,862

	2,748,081	2,437,577
Allowance for loan losses	(39,288)	(42,098)

Loans, net	$2,708,793	$2,395,479

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

The allowance for loan losses was $39.3 million at December 31, 2022, compared to $42.1 million at December 31, 2021. The ratio of allowance for loan losses to loans held for investment was 1.43% at December 31, 2022 and 1.73% at December 31, 2021.

The following table details the activity in the allowance for loan losses for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
For the Year Ended December 31, 2022
Commercial real estate	$17,245	$(4,634)	$—	$418	$13,029
Commercial - specialized	4,363	(1,745)	(199)	1,006	3,425
Commercial - general	8,466	627	(328)	450	9,215
Consumer:
1-4 family residential	5,268	1,026	(140)	40	6,194
Auto loans	3,653	637	(508)	144	3,926
Other consumer	1,357	932	(1,167)	254	1,376
Construction	1,746	538	(166)	5	2,123

	$42,098	$(2,619)	$(2,508)	$2,317	$39,288

For the Year Ended December 31, 2021
Commercial real estate	$18,962	$(1,826)	$—	$109	$17,245
Commercial - specialized	5,760	(1,386)	(172)	161	4,363
Commercial - general	9,227	(302)	(677)	218	8,466
Consumer:
1-4 family residential	4,646	666	(52)	8	5,268
Auto loans	4,226	(90)	(598)	115	3,653
Other consumer	1,671	339	(903)	250	1,357
Construction	1,061	681	—	4	1,746

	$45,553	$(1,918)	$(2,402)	$865	$42,098

For the Year Ended December 31, 2020
Commercial real estate	$5,049	$13,618	$(7)	$302	$18,962
Commercial - specialized	2,287	4,514	(1,162)	121	5,760
Commercial - general	9,609	1,219	(1,811)	210	9,227
Consumer:
1-4 family residential	2,093	2,478	(56)	131	4,646
Auto loans	3,385	1,814	(1,165)	192	4,226
Other consumer	1,341	1,300	(1,358)	388	1,671
Construction	433	627	—	1	1,061

	$24,197	$25,570	$(5,559)	$1,345	$45,553

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment at the dates indicated (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
December 31, 2022
Commercial real estate	$—	$919,358	$—	$13,029
Commercial - specialized	—	327,513	—	3,425
Commercial - general	3,350	481,433	22	9,193
Consumer:
1-4 family residential	742	459,382	18	6,176
Auto loans	—	321,476	—	3,926
Other consumer	—	81,308	—	1,376
Construction	1,014	152,505	245	1,878

	$5,106	$2,742,975	$285	$39,003

December 31, 2021
Commercial real estate	$1,101	$754,343	$584	$16,661
Commercial - specialized	—	378,725	—	4,363
Commercial - general	5,078	454,946	585	7,881
Consumer:
1-4 family residential	1,592	386,098	175	5,093
Auto loans	—	240,719	—	3,653
Other consumer	—	68,113	—	1,357
Construction	—	146,862	—	1,746

	$7,771	$2,429,806	$1,344	$40,754

Impaired loan information at the dates indicated follows (dollars in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2022
Commercial real estate	$—	$—	$—	$—	$—	$551
Commercial - specialized	—	—	—	—	—	—
Commercial - general	3,350	799	2,551	3,350	22	4,214
Consumer:
1-4 family	742	486	256	742	18	1,167
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	1,014	686	328	1,014	245	507
	$5,106	$1,971	$3,135	$5,106	$285	$6,439

December 31, 2021
Commercial real estate	$1,101	$—	$1,101	$1,101	$584	$3,687
Commercial - specialized	—	—	—	—	—	—
Commercial - general	5,078	1,143	3,935	5,078	585	4,852
Consumer:
1-4 family	1,592	880	712	1,592	175	1,857
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	$7,771	$2,023	$5,748	$7,771	$1,344	$10,396

All impaired loans $250 thousand and greater were specifically evaluated for impairment. Interest income recognized using a cash-basis method on impaired loans for 2022, 2021 and 2020 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The Company elects the fair value option for recording residential mortgage loans held for sale (mandatory) in accordance with GAAP. The Company had no nonaccrual mortgage loans held for sale (mandatory) recorded using the fair value option election at December 31, 2022, and 2021.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
December 31, 2022
Commercial real estate	$342	$27	$—
Commercial - specialized	25	13	38
Commercial - general	1,451	60	3,357
Consumer:
1-4 Family residential	1,389	1,653	1,356
Auto loans	707	85	—
Other consumer	1,487	149	37
Construction	550	—	1,014
	$5,951	$1,987	$5,802

December 31, 2021
Commercial real estate	$393	$45	$1,101
Commercial - specialized	265	20	156
Commercial - general	4,032	97	5,236
Consumer:
1-4 Family residential	2,496	903	2,815
Auto loans	332	—	—
Other consumer	538	15	44
Construction	937	—	166
	$8,993	$1,080	$9,518

The Company grades its loans on a thirteen-point grading scale. These grades fit in one of the following categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans categorized as loss are charged-off immediately. The grading of loans reflect a judgment by the Company about the risks of default associated with the loan. The Company reviews the grades on loans as part of the Company’s on-going monitoring of the credit quality of the loan portfolio.

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

The following table summarizes the internal classifications of loans at the dates indicated (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial real estate	$893,312	$—	$26,046	$—	$919,358
Commercial - specialized	326,987	—	526	—	327,513
Commercial - general	451,639	—	33,144	—	484,783
Consumer:
1-4 family residential	450,034	—	10,090	—	460,124
Auto loans	321,158	—	318	—	321,476
Other consumer	81,109	—	199	—	81,308
Construction	151,995	—	1,524	—	153,519
	$2,676,234	$—	$71,847	$—	$2,748,081

December 31, 2021
Commercial real estate	$713,852	$—	$41,592	$—	$755,444
Commercial - specialized	372,797	—	5,928	—	378,725
Commercial - general	450,790	1,676	7,558	—	460,024
Consumer:
1-4 family residential	379,458	—	8,232	—	387,690
Auto loans	239,869	—	850	—	240,719
Other consumer	67,822	—	291	—	68,113
Construction	146,696	—	166	—	146,862
	$2,371,284	$1,676	$64,617	$—	$2,437,577

There were no loans modified as TDR during the years ended December 31, 2022, 2021, and 2020.

Beginning in April 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis in response to the COVID-19 pandemic.  These additional modifications complied with the provisions of section 4013 of the Coronavirus Aid, Relief, and Economic Security Act and section 501 of the Consolidated Appropriations Act, 2021. As of December 31, 2022, the Company had no loans under an active modification subject to these deferral and modification agreements. As of December 31, 2021, the Company had 3 loans totaling approximately $15.9 million subject to these deferral and modification agreements, representing 0.65% of outstanding loans held for investment.
4.	FORECLOSED ASSETS

Foreclosed assets activity was as follows for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,032	$1,353	$1,883
Additions	764	927	1,867
Sales, net	(1,627)	(1,248)	(2,397)
Current year valuation write-down	—	—	—
Ending balance	$169	$1,032	$1,353

There was no activity in the valuation allowance for the years ended December 31, 2022, 2021 and 2020.

Net expenses related to foreclosed assets include the following for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net gain on sales	$(424)	$(44)	$(40)
Current year valuation write-down	—	—	—
Operating expenses, net of rental income	65	57	75
Foreclosed assets expense, net	$(359)	$13	$35

5.	PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows (dollars in thousands):

	December 31,
	2022	2021
Land	$10,065	$10,065
Buildings and improvements	63,995	65,986
Furniture and equipment	47,967	48,281
Construction in process	2,378	659
	124,405	124,991
Less accumulated depreciation	(68,068)	(67,292)
Premises and equipment, net	$56,337	$57,699

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $5.1, $4.8, and $4.8 million, respectively.

6.	LEASES

Lessee Arrangements

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year.  When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below.   As of December 31, 2022 and 2021, the Company had no finance leases.

The balance sheet components of the Company’s leases are as follows (in thousands):

December 31, 2022
Operating lease right of use assets (included in Other assets)	$7,938
Operating lease liabilities (included in Accrued expenses and other liabilities)	8,897

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $2.9 million, $2.5 million and $2.4 million, respectively for the years ended December 31, 2022,2021 and 2020, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,976
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—

For operating leases, the Company’s weighted average remaining lease terms in years and weighted average discount rate was 9.83 and 4.65%, respectively, as of  December 31, 2022.

Future undiscounted lease payments at December 31, 2022, under operating lease agreements, are presented below (in thousands).

2023	$1,866
2024	1,426
2025	1,027
2026	1,026
2027	987
Thereafter	5,038
Total minimum lease payments	11,370
Less: Amount representing interest	2,473
Lease liabilities	$8,897

As of December 31, 2022, the Company had no significant additional operating leases that have not yet commenced.

Lessor Arrangements

The Company leases certain facilities and office space under operating lease agreements to outside parties. Operating lease income for the years ended December 31, 2022, 2021, and 2020 was $800 thousand, $890 thousand, and $856 thousand, respectively and is included in occupancy and equipment, net in the consolidated statements of comprehensive income (loss).

7.	GOODWILL AND INTANGIBLES

The Company had goodwill of $19.5 million at December 31, 2022 and December 31, 2021.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	December 31,
	2022	2021
Amortized intangible assets:
Customer relationship intangibles	$6,679	$6,679
Less: Accumulated amortization	(3,420)	(2,469)
	3,259	4,210

Other intangibles	2,972	2,972
Less: Accumulated amortization	(1,882)	(1,287)
	1,090	1,685

Other intangible assets, net	$4,349	$5,895

Amortization expense for other intangibles for the years ended December 31, 2022, 2021, and 2020 totaled $1.5 million, $1.7 million, and $1.7 million, respectively. The estimated amount of amortization expense for core deposit intangible and other intangible assets to be recognized over the next five years is as follows (dollars in thousands):

	CDI	Other Intangible	Total

2023	$830	$594	$1,424
2024	708	441	1,149
2025	587	55	642
2026	466	—	466
2027	344	—	344

8.	MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio for the periods or dates presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$19,700	$9,049	$2,054
Additions	3,069	9,196	9,829
Valuation adjustment	4,705	1,455	(2,834)
Ending balance	$27,474	$19,700	$9,049

	December 31,
	2022	2021
Mortgage loans serviced for others	$2,046,490	$1,953,095
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.34%	1.01%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	December 31,
	2022	2021
Weighted average constant prepayment rate	7.47%	12.35%
Weighted average discount rate	9.15%	9.14%
Weighted average life in years	7.91	6.03

9.	DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 were $131.0 million and $163.4 million at December 31, 2022 and 2021, respectively.

The scheduled maturities of time deposits at December 31, 2022 follows (dollars in thousands):

2023	$222,411
2024	50,912
2025	5,557
2026	2,892
2027	4,013
Thereafter	414
$286,199

10.	BORROWING ARRANGEMENTS

Short-term borrowings
There were no balances as of December 31, 2022 and 2021 related to federal funds purchased or FHLB short-term advances. Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $2.8 million at December 31, 2022 and 2021. The available capacity of the line was $920.2 million and $903.9 million with no outstanding borrowings at December 31, 2022 and 2021, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $648.3 million and $593.6 million at December 31, 2022 and 2021, respectively. This line was not used at December 31, 2022 or 2021.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $160.0 million and $160.0 million as of December 31, 2022 and 2021, respectively. These lines were not used at December 31, 2022 or 2021.

Notes payable and other borrowings
The bank had no FHLB advances outstanding at December 31, 2022 or 2021 .
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

Although the trusts are not consolidated in these consolidated financial statements, the TPS remain outstanding with terms substantially the same as the debentures. The Company’s interest payments on its debentures are the sole source of repayment for the TPS. Additionally, the Company guarantees payment of interest and principal on the TPS.

The terms of the debentures and TPS allow for interest to be deferred for up to five years consecutively. During this time, shareholder dividends are not allowed to be paid.

The following table is a detail of the debentures and TPS at December 31, 2022:

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265bps; 6.97%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139bps; 6.16%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150bps; 6.27%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

Subordinated debt
In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The notes have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the notes will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These notes pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of December 31, 2022 and 2021, the total amount of subordinated notes outstanding was $76.5 million less approximately $511 thousand and $697 thousand of remaining debt issuance costs, respectively,  for a total balance of $76.0 million and $75.8 million, respectively.

11.	EMPLOYEE BENEFITS

The Company sponsors the South Plains Financial, Inc. ESOP. Effective May 9, 2019, the ESOP was restated and amended. The 401(k) related assets, which consisted of participants’ elective and rollover accounts, were transferred to the newly formed City Bank 401(k) Plan. The ESOP covers all employees who have completed one month of service.

The ESOP may be leveraged to purchase shares of SPFI stock. Shares are released from collateral and allocated to active employees, in proportion to annual debt service. The Company recognizes any debt of the ESOP as notes payable and the shares pledged as collateral are deducted from the stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. All ESOP shares were allocated as of December 31, 2022 and 2021.

Through 2019, the Company made contributions to the ESOP as approved by the Board of Directors on an annual basis. These contributions, plus dividends received, were used to service any ESOP debt and repurchase allocated shares from participants and terminating vested participants. There were no Company contributions made to the ESOP in 2022, 2021 and 2020.

As of December 31, 2022 and 2021, the number of shares held by the ESOP were 2,574,100 and 2,795,762, respectively.

On December 30, 2022, the board of directors of the Company adopted resolutions to terminate the ESOP, effective as of December 31, 2022. Upon termination of the ESOP, all ESOP participants became fully vested in their ESOP benefits without regard to whether they were fully vested in such benefits as of the effective date of the termination.  Following the completion of the final accounting and allocation of ESOP assets, the ESOP administrator will send applicable distribution forms to all ESOP participants and beneficiaries. As a result of the ESOP termination, all ESOP assets will be distributed to the ESOP participants in a lump sum distribution of cash and Company stock, without consideration as to whether the participant consents to such distribution. However, in the event that an ESOP participant’s account exceeds $1,000 and the participant fails to consent to the distribution, the participant’s account balance will be distributed to an individual retirement account for the participant’s benefit. Furthermore, if an ESOP participant’s account balance is $10,000 or less and the participant elects to receive a cash distribution, then such account balance will be distributed to the ESOP participant in a lump sum cash payment.

Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.9 million in 2022, $1.8 million in 2021, and $1.7 in 2020.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.2 million, $4.5 million, and $4.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $653 thousand and $825 thousand as of December 31, 2022 and 2021, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $150 thousand per participant per year.

Non-Qualified Plans – Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $12.9 million and $12.5 million was accrued at December 31, 2022 and 2021, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2022, 2021, and 2020 was approximately $1.0 million, $1.0 million and, $1.1 million, respectively.

12.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 3,916,180 at December 31, 2022. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the year ended December 31, 2022 is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2022
Outstanding at beginning of year:	1,602,028	$15.42		$19,405
Granted	45,203	29.40		—
Exercised	(282,276)	14.18		(3,769)
Forfeited	(7,449)	19.30		(61)
Expired	(3,317)	18.27		(39)

Balance, December 31, 2022	1,354,189	$16.11	5.69	$15,536

Exercisable at end of period	1,027,161	$14.62	5.03	$13,250

Vested at end of period	1,027,161	$14.62	5.03	$13,250

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	40.20% to 40.29%	41.20% to 41.32%	27.46%
Expected dividend yield	1.30%	1.00%	0.70%
Expected term (years)	6.1 to 6.3	6.1 to 6.2	6.2
Risk-free interest rate	1.56% to 1.95%	0.52% to 0.83%	1.44%
Weighted average grant date fair value	$10.54	$7.07	5.68

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $3.9 million, $2.1 million, and $1.1 million, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the year ended December 31, 2022 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2022
Outstanding at beginning of year:	42,767	$19.35
Granted	74,891	28.87
Exercised	(28,628)	20.99
Forfeited	(4,688)	28.16

Balance, December 31, 2022	84,342	$26.76

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

For the years ended December 31, 2022, 2021, and 2020 the Company recorded stock-based compensation expense related to the Plan of $2.8 million, $1.6 million and $1.3 million, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2022 was $2.5 million and will be recognized over a weighted average remaining period of 1.61 years. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was $601 thousand, $489 thousand, and $489 thousand, respectively.

13.	INCOME TAXES

The components of income tax expense (benefit) was as follows for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Current expense
Federal	$13,250	$12,834	$12,590
State	302	220	248
Deferred expense (benefit)
Federal	1,359	1,453	(1,588)
Total	$14,911	$14,507	$11,250

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate times financial statement income	$15,362	$15,355	$11,887
Effect of:
Tax-exempt income	(953)	(978)	(863)
State taxes, net of federal benefit	239	174	196
Earnings from bank owned life insurance	(251)	(262)	(280)
Non-deductible expenses	409	281	248
Other, net	105	(63)	62
Total	$14,911	$14,507	$11,250

Effective tax rate	20.38%	19.84%	19.87%

Year-end deferred tax assets and liabilities were due to the following as of the periods indicated (dollars in thousands):

	December 31,
	2022	2021
Deferred tax assets
Allowance for loan losses	$8,251	$8,840
Deferred compensation	6,118	5,772
Leases	201	—
Nonaccrual loans	71	21
Unrealized gain on available-for-sale securities	21,579	—
Other	286	202
Total deferred tax assets	36,506	14,835

Deferred tax liabilities
Depreciation	(2,672)	(2,496)
Intangibles	(505)	(586)
Prepaid expenses	(355)	(547)
Mortgage servicing rights	(5,770)	(4,137)
Unrealized gain on available-for-sale securities	—	(2,438)
Other	(4,386)	(1,593)
Total deferred tax liabilities	(13,688)	(11,797)
Net deferred tax asset	$22,818	$3,038

14.	RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2022 and 2021 aggregated approximately $9.7 million and $12.2 million, respectively. There were no charge-offs related to these loans in 2022 or 2021 and advance and repayment activity was routine. Deposits from these related parties in the consolidated financial statements were not significant.

15.	OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow (dollars in thousands):

	December 31,
	2022	2021
Commitments to grant loans and unfunded commitments under lines of credit	$682,296	$542,338
Standby letters-of-credit	13,864	12,418

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

The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements, based on information known as of the date the consolidated financial statements were available to be issued.

FHLB Letters of Credit – The Company has used FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at December 31, 2022 or 2021.

16.	CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022 and 2021, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2022, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2022 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios follow (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total Capital to Risk Weighted Assets:
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
City Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
City Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
City Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%

Tier I Capital to Average Assets:
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
City Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

December 31, 2021:
Total Capital to Risk Weighted Assets:
Consolidated	$524,836	18.40%	$299,521	10.50%	N/A	N/A
City Bank	425,748	14.93%	299,465	10.50%	$285,205	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	413,322	14.49%	242,469	8.50%	N/A	N/A
City Bank	390,015	13.67%	242,424	8.50%	228,164	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	368,322	12.91%	199,681	7.00%	N/A	N/A
City Bank	390,015	13.67%	199,644	7.00%	185,383	6.50%

Tier I Capital to Average Assets:
Consolidated	413,322	10.77%	154,592	4.00%	N/A	N/A
City Bank	390,015	10.16%	154,503	4.00%	191,859	5.00%

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

17.	DERIVATIVES

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Year Ended December 31,
Interest Rate Contracts	Location	2022	2021	2020
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$14,439	$5,710	$(25)
Change in fair value of hedged investment securities	Other noninterest expense	(14,607)	(5,812)	77

Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	911	498	(576)
Change in fair value of hedged fixed rate loans	Interest income - Loans	(918)	(512)	580

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2022		2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$9,775	$429
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	9,493	482	—	—
Interest rate swaps related to state and municipal securities	123,760	20,125	123,760	5,686

Mortgage banking derivatives

These derivatives are not designated as hedging instruments. The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		For the Year Ended December 31,
	Location	2022	2021	2020
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(1,109)	$(1,792)	$2,655

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$23,500	$186	$—	$—
Interest rate lock commitments	27,348	369	104,437	1,642
Total included in other assets	$50,848	$555	$104,437	$1,642

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$5,615	$128	$93,120	$106
Interest rate lock commitments	—	—	—	—
Total included in other liabilities	$5,615	$128	$93,120	$106

The Company had received cash collateral of $18.9 and $4.8 million to offset asset derivative positions on its interest rate swaps at December 31, 2022 and 2021, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 and 1.1 million to offset liability derivative positions on its interest rate swaps at December 31, 2022 and 2021, respectively. Additionally, the Company had advanced $440 thousand and $440 thousand on its mortgage forward contracts at December 31, 2022 and 2021, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$98,996	$96,243
Investment in banking subsidiary	373,308	429,119
Investment in other subsidiary	51	51
Other assets	9,214	6,013
Total assets	$481,569	$531,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$122,354	$122,168
Accrued expenses and other liabilities	2,201	1,831
Stockholders’ equity	357,014	407,427
Total liabilities and stockholders’ equity	$481,569	$531,426

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
Dividends	$40,375	$48,250	$20,500
Other income	52	26	115
Interest expense	(5,689)	(4,936)	(3,390)
Other expense	(1,768)	(1,466)	(1,572)
Income before income tax and undistributed subsidiary income	32,970	41,874	15,653
Income tax benefit	(1,555)	(1,339)	(1,018)
Equity in undistributed subsidiary income	23,715	15,401	28,682
Net Income	$58,240	$58,614	$45,353

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$58,240	$58,614	$45,353
Adjustments:
Equity in undistributed subsidiary income	(23,715)	(15,401)	(28,682)
Amortization of debt issuance costs	186	186	47
Stock based compensation	2,753	1,639	1,272
Change in other assets	(3,201)	(1,765)	(342)
Change in other liabilities	369	317	131
Net cash provided by operating activities	34,632	43,590	17,779

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	49,070
Payments to tax authorities for stock-based compensation	(1,168)	(625)	(319)
Payments to repurchase common stock	(22,699)	(9,227)	(293)
Cash dividends paid on common stock	(8,012)	(5,385)	(2,528)
Net cash provided by (used in) financing activities	(31,879)	(15,237)	45,930

Net change in cash and cash equivalents	2,753	28,353	63,709
Beginning cash and cash equivalents	96,243	67,890	4,181
Ending cash and cash equivalents	$98,996	$96,243	$67,890

19.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	December 31,
	2022	2021	2020
Net income	$58,240	$58,614	$45,353

Weighted average common shares outstanding - basic	17,373,138	17,953,624	18,054,373
Effect of dilutive securities:
Stock based compensation awards	646,690	538,594	284,660
Weighted average common shares outstanding - diluted	18,019,828	18,492,218	18,339,033

Basic earnings per share	$3.35	$3.26	$2.51
Diluted earnings per share	$3.23	$3.17	$2.47

20.	SEGMENT INFORMATION

Financial results by reportable segment are detailed below for the periods indicated (dollars in thousands):

	Banking	Insurance	Consolidated
For the Year Ended December 31, 2022
Net interest income	$138,476	$—	$138,476
Provision for loan losses	2,619	—	2,619
Noninterest income	65,496	10,649	76,145
Noninterest expense	(137,236)	(6,853)	(144,089)
Income before income taxes	69,355	3,796	73,151
Income tax (expense) benefit	(14,110)	(801)	(14,911)
Net income	$55,245	$2,995	$58,240
Total assets	$3,929,232	$14,831	$3,944,063

	Banking	Insurance	Consolidated
For the Year Ended December 31, 2021
Net interest income (expense)	$121,764	$—	$121,764
Provision for loan losses	1,918	—	1,918
Noninterest income	89,334	8,135	97,469
Noninterest expense	(142,111)	(5,919)	(148,030)
Income before income taxes	70,905	2,216	73,121
Income tax (expense) benefit	(14,091)	(416)	(14,507)
Net income	$56,814	$1,800	$58,614
Total assets	$3,890,751	$11,104	$3,901,855

	Banking	Insurance	Consolidated
For the Year Ended December 31, 2020
Net interest income (expense)	$122,285	$—	$122,285
Provision for loan losses	(25,570)	—	(25,570)
Noninterest income	94,010	7,593	101,603
Noninterest expense	(135,985)	(5,730)	(141,715)
Income before income taxes	54,740	1,863	56,603
Income tax (expense) benefit	(10,804)	(446)	(11,250)
Net income	$43,936	$1,417	$45,353
Total assets	$3,584,828	$14,332	$3,599,160

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated (dollars in thousands):

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
For the Year Ended December 31, 2022
Beginning balance	$4,532	$9,170	$13,702
Other comprehensive income (loss) before reclassification	11,540	(90,350)	(78,810)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	11,540	(90,350)	(78,810)
Ending balance	$16,072	$(81,180)	$(65,108)

For the Year Ended December 31, 2021
Beginning balance	$(60)	$21,399	$21,339
Other comprehensive income (loss) before reclassification	4,592	(12,229)	(7,637)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	4,592	(12,229)	(7,637)
Ending balance	$4,532	$9,170	$13,702

For the Year Ended December 31, 2020
Beginning balance	$—	$958	$958
Other comprehensive income (loss) before reclassification	(60)	22,272	22,212
Amounts reclassified from other comprehensive	—	(1,831)	(1,831)
Net current period other comprehensive income (loss)	(60)	20,441	20,381
Ending balance	$(60)	$21,399	$21,339

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income (Loss).

22.	FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements as of December 31 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$225,055	$—	$225,055
Residential mortgage-backed securities	—	328,845	—	328,845
Commercial mortgage-backed securities	—	41,967	—	41,967
Commercial collateralized mortgage obligations	—	75,638	—	75,638
Asset-backed and other amortizing securities	—	19,094	—	19,094
Other securities	—	11,112	—	11,112
Loans held for sale (mandatory)	—	10,038	—	10,038
Mortgage servicing rights	—	—	27,474	27,474
Asset derivatives	—	21,162	—	21,162
Liability derivatives	—	(128)	—	(128)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	4,821	4,821

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$275,672	$—	$275,672
Residential mortgage-backed securities	—	251,601	—	251,601
Commercial mortgage-backed securities	—	51,488	—	51,488
Commercial collateralized mortgage obligations	—	106,320	—	106,320
Asset-backed and other amortizing securities	—	26,936	—	26,936
Other securities	—	12,487	—	12,487
Loans held for sale (mandatory)	—	47,593	—	47,593
Mortgage servicing rights	—	—	19,700	19,700
Asset derivatives	—	7,328	—	7,328
Liability derivatives	—	(535)	—	(535)

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	6,427	6,427

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 8 for the Level 3 change activity for the years ended December 31, 2022 and 2021.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2022, and 2021, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At December 31,2022 and 2021 the aggregate fair value of loans held for sale for mandatory delivery was $10.0 million and $47.6 million, respectively. The aggregate unpaid principal balance as of the same dates was $9.9 million and $46.4 million, respectively, representing differences between fair value and unpaid principal balance of $163 thousand and $1.2 million, respectively. There were no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at December 31, 2022 and 2021.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2022, 2021, and 2020 this amount totaled $(2.1) million, $(3.4) million, and $4.8 million, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31 (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
December 31, 2022
Non-recurring
Impaired loans	$4,821	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,474	Discounted cash flows	Constant prepayment rate	7.47%
			Discount rate	9.15%

December 31, 2021
Non-recurring
Impaired loans	$6,427	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	19,700	Discounted cash flows	Constant prepayment rate	12.35%
			Discount rate	9.14%

The following table summarizes carrying value measurements as of December 31(dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash and cash equivalents	$234,883	$234,883	$—	$—	$234,883
Loans held for investment, net	2,708,793	—	—	2,662,609	2,662,609
Loans held for sale (best efforts)	20,365	—	20,745	—	20,745
Accrued interest receivable	16,432	—	16,432	—	16,432
Financial liabilities:
Deposits	3,406,430	—	3,405,222	—	3,405,222
Accrued interest payable	2,836	—	2,836	—	2,836
Junior subordinated deferrable interest debentures	46,393	—	34,606	—	34,606
Subordinated debt	75,961	—	70,835	—	70,835

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash and cash equivalents	$486,821	$486,821	$—	$—	$486,821
Loans held for investment, net	2,395,479	—	—	2,397,079	2,397,079
Loans held for sale (best efforts)	28,914	—	29,500	—	29,500
Accrued interest receivable	13,900	—	13,900	—	13,900
Financial liabilities:
Deposits	3,341,222	3,004,091	339,797	—	3,343,888
Accrued interest payable	1,914	—	1,914	—	1,914
Junior subordinated deferrable interest debentures	46,393	—	45,690	—	45,690
Subordinated debt	75,775	—	77,939	—	77,939
23.	SUBSEQUENT EVENTS

Dividend Declaration

On January 19, 2023, the Company declared a cash dividend of $0.13 per share of common stock to be paid on February 13, 2023 to all shareholders of record as of January 30, 2023.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

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

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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

16.2
Letter from Weaver and Tidwell, L.L.P., dated March 11, 2022, to the U.S. Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of the Current Report on form 8-K filed with the SEC on March 11, 2022 (File No. 001-38895)).

21.1*	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of FORVIS.

23.2*	Consent of Weaver and Tidwell, LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 13, 2023	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 13, 2023

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 13, 2023

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 13, 2023

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 13, 2023

/s/ Cynthia B. Keith
Cynthia B. Keith	Director	March 13, 2023

/s/ Noe G. Valles
Noe G. Valles	Director	March 13, 2023

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 13, 2023