Form 10-Q
period 2023-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2023-05-08
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 5, 2023, the registrant had 17,063,394 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$51,186	$61,613
Interest-bearing deposits in banks	276,816	173,270
Cash and cash equivalents	328,002	234,883
Securities available for sale	698,579	701,711
Loans held for sale ($11,576 and $10,038 at fair value at March 31, 2023 and December 31, 2022, respectively)	20,448	30,403
Loans held for investment	2,788,640	2,748,081
Allowance for credit losses on loans	(39,560)	(39,288)
Loans held for investment, net	2,749,080	2,708,793
Accrued interest receivable	14,421	16,432
Premises and equipment, net	56,079	56,337
Bank-owned life insurance	73,474	73,174
Goodwill	19,508	19,508
Intangible assets, net	3,988	4,349
Mortgage servicing rights	25,795	27,474
Deferred tax asset, net	21,779	22,818
Other assets	46,896	48,181
Total assets	$4,058,049	$3,944,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,110,939	$1,150,488
Interest-bearing	2,397,115	2,255,942
Total deposits	3,508,054	3,406,430
Accrued expenses and other liabilities	59,631	58,265
Subordinated debt	76,007	75,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,690,085	3,587,049

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 17,062,572 and 17,027,197 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	17,062	17,027
Additional paid-in capital	112,981	112,834
Retained earnings	298,300	292,261
Accumulated other comprehensive loss	(60,379)	(65,108)
Total stockholders’ equity	367,964	357,014
Total liabilities and stockholders’ equity	$4,058,049	$3,944,063

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including fees	$39,597	$29,378
Securities:
Taxable	5,240	2,376
Non-taxable	1,116	1,144
Federal funds sold and interest-bearing deposits in banks	1,495	182
Total interest income	47,448	33,080
Interest expense:
Deposits	11,370	1,890
Notes payable & other borrowings	—	—
Subordinated debt	1,012	1,012
Junior subordinated deferrable interest debentures	751	231
Total interest expense	13,133	3,133
Net interest income	34,315	29,947
Provision for credit losses	1,010	(2,085)
Net interest income, after provision for credit losses	33,305	32,032
Noninterest income:
Service charges on deposit accounts	1,701	1,773
Income from insurance activities	1,411	1,570
Net gain on sales of loans	2,918	7,493
Bank card services and interchange fees	2,956	3,222
Other mortgage banking income (loss)	(633)	6,144
Investment commissions	389	546
Fiduciary fees	600	612
Other	1,349	2,337
Total noninterest income	10,691	23,697
Noninterest expense:
Salaries and employee benefits	19,254	22,703
Occupancy and equipment, net	3,832	3,737
Professional services	1,648	2,625
Marketing and development	936	720
IT and data services	864	1,053
Bank card expenses	1,352	1,323
Appraisal expenses	278	565
Other	4,197	5,198
Total noninterest expense	32,361	37,924
Income before income taxes	11,635	17,805
Income tax expense	2,391	3,527
Net income	$9,244	$14,278

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Earnings per share:
Basic	$0.54	$0.81
Diluted	$0.53	$0.78

Net income	$9,244	$14,278
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	8,624	(44,877)
Less: Change in fair value on hedged state and municipal securities	(2,638)	6,899
Tax effect	(1,257)	7,975
Other comprehensive income (loss)	4,729	(30,003)
Comprehensive income (loss)	$13,973	$(15,725)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended March 31,
Balance at January 1, 2022	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	14,278	—	14,278
Cash dividends declared - $0.11 per share	—	—	—	(1,950)	—	(1,950)
Other comprehensive loss	—	—	—	—	(30,003)	(30,003)
Exercise of employee stock options and vesting of restricted stock units, net of 4,824 shares for cashless exercise and net of 6,857 shares for taxes	19,662	19	(214)	—	—	(195)
Repurchases of common stock	(106,498)	(106)	(2,911)	—	—	(3,017)
Stock-based compensation	—	—	528	—	—	528
Balance at March 31, 2022	17,673,407	$17,673	$130,618	$255,078	$(16,301)	$387,068

Balance at January 1, 2023	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	9,244	—	9,244
Cash dividends declared - $0.13 per share	—	—	—	(2,208)	—	(2,208)
Other comprehensive income	—	—	—	—	4,729	4,729
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Exercise of employee stock options and vesting of restricted stock units, net of 13,573 shares for cashless exercise and net of 13,892 shares for taxes	35,375	35	(378)	—	—	(343)
Stock-based compensation	—	—	525	—	—	525
Balance at March 31, 2023	17,062,572	$17,062	$112,981	$298,300	$(60,379)	$367,964

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,244	$14,278
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,010	(2,085)
Depreciation and amortization	1,698	1,705
Accretion and amortization	991	1,063
Other gains, net	(79)	358
Net gain on sales of loans	(2,918)	(7,493)
Proceeds from sales of loans held for sale	101,266	288,280
Loans originated for sale	(88,664)	(235,129)
Deferred income tax expense	47	2,620
Earnings on bank-owned life insurance	(300)	(296)
Stock-based compensation	525	528
Change in valuation of mortgage servicing rights	1,950	(4,475)
Net change in:
Accrued interest receivable and other assets	609	1,995
Accrued expenses and other liabilities	(4)	9,267
Net cash provided by operating activities	25,375	70,616

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(132,412)
Maturities, prepayments, and calls	10,811	17,618
Loan originations and principal collections, net	(41,634)	(16,660)
Purchases of premises and equipment	(1,560)	(1,316)
Proceeds from sales of premises and equipment	642	39
Proceeds from sales of foreclosed assets	412	133
Net cash used in investing activities	(31,329)	(132,598)

Cash flows from financing activities:
Net change in deposits	101,624	108,935
Payments to tax authorities for stock-based compensation	(343)	(195)
Cash dividends paid on common stock	(2,208)	(1,950)
Payments to repurchase common stock	—	(3,017)
Net cash provided by financing activities	99,073	103,773

Net change in cash and cash equivalents	93,119	41,791
Beginning cash and cash equivalents	234,883	486,821
Ending cash and cash equivalents	$328,002	$528,612

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$13,215	$3,553
Income taxes paid	—	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$445	$242
Additions to mortgage servicing rights	271	1,250

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of March 31, 2023:

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

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Determination of the adequacy of the allowance for credit losses (“ACL”) is a material estimate that is particularly susceptible to significant change in the near term; the assumptions used in stock-based compensation, derivatives, mortgage servicing rights, and fair values of financial instruments can also involve significant management estimates.

Accounting Changes – Updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) are prescribed in Accounting Standards Updates (“ASUs”), which are not authoritative until incorporated into the ASC.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. The CECL model also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in sales type and direct financing leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, Topic 326 made changes to the accounting for securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on securities available for sale management does not intend to sell or believes that it is more likely than not they will be required to sell.  The Company adopted the CECL model on January 1, 2023 using the modified retrospective approach, as a result, the Company recognized a one-time, after tax cumulative effect debit adjustment of $997 thousand to retained earnings, increased the ACL for loans by approximately $100 thousand and increased the ACL for off-balance sheet credit exposures by approximately $1.2 million.  Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company made the following policy elections related to the adoption of the CECL model: (i) accrued interest will be written off against interest income when financial assets are placed into nonaccrual status.  Therefore, accrued interest will be excluded from the amortized cost basis for purposes of calculating the ACL.  Accrued interest receivable is presented in a separate line item in the Company’s Consolidated Balance Sheets. (ii) The fair value of collateral practical expedient has been elected on certain loans in determining the ACL, for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.

The impact on the ACL resulting from the adoption of the CECL model is shown below.

(Dollars in thousands)	January 1, 2023
	Pre-Adoption	Impact of Adoption	Post-Adoption
Commercial real estate	$13,029	$827	$13,856
Commercial – specialized	3,425	33	3,458
Commercial - general	9,215	(2,574)	6,641
Consumer:
1-4 family residential	6,194	1,700	7,894
Auto loans	3,926	(332)	3,594
Other consumer	1,376	(235)	1,141
Construction	2,123	683	2,806

Total allowance for credit losses on loans	$39,288	$102	$39,390

Allowance for credit losses for off-balance sheet exposures	$580	$1,160	$1,740

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan modifications by creditors for borrowers experiencing financial distress.  This ASU defines types of modifications as principal forgiveness, interest rate reduction, other than insignificant payment delays, or a term extension.  In addition, the ASU requires disclosure of current-period gross charge-offs, by year of origination, in the vintage disclosure. The Company adopted the provisions of ASU 2022-02 as of January 1, 2023 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In connection with the adoption of the CECL model, the Company revised certain accounting policies and implemented certain accounting policy elections.

Securities – Investment securities may be classified into trading, held to maturity (“HTM”) or available for sale (“AFS”) portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as trading or HTM are AFS and are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss), net of tax. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on sales are recorded on the trade date, are derived from the amortized cost of the security sold and are determined using the specific identification method. A security is placed on nonaccrual status if principal or interest has been in default for a period of 90 days or more, or if full payment of principal and interest is not expected.  The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of AFS securities and report the accrued interest in accrued interest receivable in the Company’s Consolidated  Balance Sheets. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income.

ACL (AFS Securities) – For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized costs basis is written down to fair value through income.  For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).  Changes in the ACL are recorded as provision for credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest is excluded from the estimate of credit losses.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost. Amortized cost is the outstanding unpaid principal balances, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans.  The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on the Company’s Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.

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

ACL (Loans) – The ACL is a valuation account established by management as an estimate to cover expected credit losses through a provision for credit losses charged to earnings. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Expected losses are calculated using comparable and quantifiable information from both internal and external sources about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments.

The ACL is evaluated on a quarterly basis by management. The Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans at January 1 and March 31, 2023.  The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio.  Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the credit risk of the loan portfolio.  The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio.  The estimated credit loss for each loan is adjusted based on its one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and reasonable and supportable forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments.  Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating.  After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year forecast period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the life of loan expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

While management uses available information to recognize credit losses on loans, further reductions in the carrying amounts of loans may be necessary based on various factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated credit losses on loans. Such agencies may require the bank subsidiary to recognize additional credit losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated credit losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective ACL evaluation.  When management determines that foreclosure is probable, or if certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty, the Company elects the fair value of collateral practical expedient, whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell.

ACL (Off-Balance Sheet Credit Exposures) – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL for off-balance sheet credit exposures is adjusted through provision for credit losses.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  Utilization rates are determined based on a two-year rolling average of historical usage. Expected loss rates for all pass rated loans are used to determine the ACL for off-balance sheet credit exposures. The ACL for off-balance sheet credit exposures is included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Acquired Loans – Loans that the Company acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related ACL. The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest, adjusted for estimated prepayments and credit losses.  In accordance with Topic 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. In addition, the Company also records an ACL on each acquired loan.

Any acquired loans the Company determines have evidence of a more than insignificant deterioration in credit quality since origination, are considered to be purchase credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following:  (i) non-accrual status; (ii) risk rating, (iii) watchlist credits; and (iv) delinquency status.  An ACL is determined using the same methodology as other individually evaluated loans. The sum of the PCD loan’s purchase price and ACL becomes its initial amortized cost basis.  The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. During the three months ended March 31, 2023, economic uncertainty and liquidity concerns surrounding the Company’s industry of operations resulted in a decrease in the Company’s stock price.  The Company believed this resulted in a triggering event requiring an interim goodwill impairment quantitative analysis.  The Company’s estimated fair value as of March 31, 2023 exceeded its carrying amount resulting in no impairment charge for the three months ended March 31, 2023.  In addition, there was no goodwill impairment recorded for the year ended December 31, 2022.

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

Segment Information – The Company previously identified two operating segments: banking and insurance. The accounting policies for each of the segments were the same as those described in the summary of significant accounting policies. Effective January 1, 2023, operations and financial performance of the insurance segment were being performed and evaluated on a Company-wide basis based on not being significant to the operating results of the Company. Furthermore, the insurance segment was sold on April 1, 2023 (see Note 14). As a result, segment reporting disclosures have been removed.

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31,2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Available for sale:
State and municipal	$258,575	$26	$(27,424)	$—	$231,177
Residential mortgage-backed securities	380,008	946	(53,431)	—	327,523
Commercial mortgage-backed securities	48,843	—	(6,176)	—	42,667
Commercial collateralized mortgage obligations	73,024	—	(5,473)	—	67,551
Asset-backed and other amortizing securities	20,263	—	(1,594)	—	18,669
Other securities	12,000	—	(1,008)	—	10,992
	$792,713	$972	$(95,106)	$—	$698,579

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
State and municipal	$259,429	$27	$(34,401)	$225,055
Residential mortgage-backed securities	386,783	—	(57,938)	328,845
Commercial mortgage-backed securities	49,161	—	(7,194)	41,967
Commercial collateralized mortgage obligations	76,189	—	(551)	75,638
Asset-backed and other amortizing securities	20,907	—	(1,813)	19,094
Other securities	12,000	—	(888)	11,112
	$804,469	$27	$(102,785)	$701,711

The amortized cost and estimated fair value of securities at March 31, 2023 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$3,897	$3,900
After 1 year through 5 years	9,454	9,250
After 5 years through 10 years	17,901	16,868
After 10 years	239,323	212,151
Other	522,138	456,410
	$792,713	$698,579

At both March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $496.2 million and $464.1 million at March 31, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
State and municipal	$6,903	$24	$216,567	$27,400	$223,470	$27,424
Residential mortgage-backed securities	1	—	322,389	53,431	322,390	53,431
Commercial mortgage-backed securities	—	—	42,667	6,176	42,667	6,176
Commercial collateralized mortgage obligations	67,551	5,473	—	—	67,551	5,473
Asset-backed and other amortizing securities	—	—	18,669	1,594	18,669	1,594
Other securities	9,636	864	1,356	144	10,992	1,008
	$84,091	$6,361	$601,648	$88,745	$685,739	$95,106

December 31, 2022
State and municipal	$162,746	$23,538	$57,675	$10,863	$220,421	$34,401
Residential mortgage-backed securities	220,752	27,967	108,080	29,971	328,832	57,938
Commercial mortgage-backed securities	41,966	7,194	—	—	41,966	7,194
Commercial collateralized mortgage obligations	75,638	551	—	—	75,638	551
Asset-backed and other amortizing securities	19,094	1,813	—	—	19,094	1,813
Other securities	11,112	888	—	—	11,112	888
	$531,308	$61,951	$165,755	$40,834	$697,063	$102,785

There were 161 securities with an unrealized loss at March 31, 2023, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the Company’s consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial real estate	$926,018	$919,358
Commercial - specialized	315,473	327,513
Commercial - general	510,917	484,783
Consumer:
1-4 family residential	485,396	460,124
Auto loans	321,309	321,476
Other consumer	81,413	81,308
Construction	148,114	153,519
	2,788,640	2,748,081
Allowance for credit losses on loans	(39,560)	(39,288)
Loans, net	$2,749,080	$2,708,793

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

Commercial – General and Specialized – Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, as agreed and ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties. Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related segments that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related segments that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant & retail, construction, and other industries. Performance of these loans is subject to operating and cash flow results of the borrower, with risk in the volatility of operating results for particular industries.

Consumer – Loans to consumers include 1-4 family residential loans, auto loans, and other loans for recreational vehicles or other purposes. The Company utilizes a computer-based credit scoring analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk. The Company generally requires mortgage title insurance and hazard insurance on 1-4 family residential loans. All consumer loans are generally dependent on the risk characteristics of the borrower’s ability to repay the loan, a consideration of the debt to income ratio, employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral.

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

The ACL for loans was $39.6 million at March 31, 2023, compared to $39.3 million at December 31, 2022. The ACL for loans to loans held for investment was 1.42% at March 31, 2023 and 1.43% at December 31, 2022.

The following table details the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Impact of CECL Adoption	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2023
Commercial real estate	$13,029	$827	$(475)	$—	$—	$13,381
Commercial - specialized	3,425	33	(11)	—	63	3,510
Commercial - general	9,215	(2,574)	(237)	(199)	62	6,267
Consumer:
1-4 family residential	6,194	1,700	635	—	2	8,531
Auto loans	3,926	(332)	298	(254)	76	3,714
Other consumer	1,376	(235)	68	(214)	106	1,101
Construction	2,123	683	522	(272)	—	3,056
	$39,288	$102	$800	$(939)	$309	$39,560

(1) The $1.0 million provision for credit loss on the consolidated statement of comprehensive income (loss) includes a $800 thousand provision for credit losses on loans and a $210 thousand provision for off-balance sheet credit exposures for the three months ended March 31, 2023.

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2022
Commercial real estate	$17,245	$(2,649)	$—	$25	$14,621
Commercial - specialized	4,363	(1,083)	(39)	34	3,275
Commercial - general	8,466	1,659	(307)	122	9,940
Consumer:
1-4 family residential	5,268	(298)	(40)	1	4,931
Auto loans	3,653	68	(86)	46	3,681
Other consumer	1,357	147	(185)	65	1,384
Construction	1,746	71	—	—	1,817
	$42,098	$(2,085)	$(657)	$293	$39,649

During the three months ended March 31, 2023, the provision for credit losses on loans of $800 thousand reflected a build in the allowance driven primarily by organic loan growth experienced over the first three months of 2023. The changes in the ACL for this period were also impacted by net charge-offs of $630 thousand.

All of the individually analyzed loans are predominantly secured by real estate. The following table shows the Company’s amortized cost in loans and related ACL for loans recorded disaggregated based on using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the date indicated (dollars in thousands).

	Individually Evaluated – Amortized Cost	Individually Evaluated – ACL
March 31, 2023
Commercial real estate	$79	$—
Commercial - specialized	—	—
Commercial - general	3,742	63
Consumer:
1-4 family residential	486	83
Auto loans	—	—
Other consumer	—	—
Construction	—	—
	$4,307	$146

The following table shows the Company’s investment in loans disaggregated based on the method of evaluating impairment at the date indicated (dollars in thousands):

	Recorded Investment		ACL for Loans
	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated
December 31, 2022
Commercial real estate	$—	$919,358	$—	$13,029
Commercial - specialized	—	327,513	—	3,425
Commercial - general	3,350	481,433	22	9,193
Consumer:
1-4 family residential	742	459,382	18	6,176
Auto loans	—	321,476	—	3,926
Other consumer	—	81,308	—	1,376
Construction	1,014	152,505	245	1,878
	$5,106	$2,742,975	$285	$39,003

Impaired loan information at the date indicated follows (dollars in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

December 31, 2022
Commercial real estate	$—	$—	$—	$—	$—	$551
Commercial - specialized	—	—	—	—	—	—
Commercial - general	3,350	799	2,551	3,350	22	4,214
Consumer:
1-4 family	742	486	256	742	18	1,167
Auto loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Construction	1,014	686	328	1,014	245	507
	$5,106	$1,971	$3,135	$5,106	$285	$6,439

All impaired loans $250 thousand and greater were specifically evaluated for impairment at December 31, 2022. Interest income recognized using a cash-basis method on impaired loans for the three months ended March 31, 2022 was not significant. Additional funds committed to be advanced on impaired loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
March 31, 2023
Commercial real estate	$2,236	$19	$79	$79
Commercial - specialized	1,042	13	36	—
Commercial - general	753	74	3,671	3,141
Consumer:
1-4 Family residential	1,285	2,011	1,326	—
Auto loans	335	94	—	—
Other consumer	251	221	36	—
Construction	1,146	—	—	—
	$7,048	$2,432	$5,148	$3,220

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
December 31, 2022
Commercial real estate	$342	$27	$—
Commercial - specialized	25	13	38
Commercial - general	1,451	60	3,357
Consumer:
1-4 Family residential	1,389	1,653	1,356
Auto loans	707	85	—
Other consumer	1,487	149	37
Construction	550	—	1,014
	$5,951	$1,987	$5,802

The Company has elected the fair value option for recording residential mortgage loans held for sale (mandatory) in accordance with GAAP. The Company had no nonaccrual mortgage loans held for sale (mandatory) at March 31, 2023, and December 31, 2022.

Credit Quality Indicators
The Company grades its loans on a thirteen-point grading scale. These grades fit in one of the following categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans categorized as loss are charged-off immediately. The grading of loans reflect a judgment by the Company about the risks of default associated with the loan. The Company reviews the grades on loans as part of the Company’s on-going monitoring of the credit quality of the loan portfolio.  These risk ratings are assigned based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250,000 with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three months ended March 31, 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100,000 for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified.

The following table reflects the amortized cost basis in loans by credit quality indicator and origination year at March 31, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$62,228	$291,185	$230,596	$65,575	$69,961	$179,093	$3,511	$902,149
Special mention	—	—	—	—	—	—	—	—
Classified	—	19	117	1,841	870	21,022	—	23,869
Total commercial real estate loans	$62,228	$291,204	$230,713	$67,416	$70,831	$200,115	$3,511	$926,018
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized:
Pass	$26,236	$70,603	$65,620	$22,967	$17,446	$29,568	$82,523	$314,963
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	183	245	19	63	—	510
Total commercial - specialized loans	$26,236	$70,603	$65,803	$23,212	$17,465	$29,631	$82,523	$315,473
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general:
Pass	$28,675	$150,325	$102,064	$41,549	$19,139	$79,283	$54,664	$475,699
Special mention	—	—	—	—	—	—	—	—
Classified	—	13,019	4,724	540	6,433	6,079	4,423	35,218
Total commercial - general loans	$28,675	$163,344	$106,788	$42,089	$25,572	$85,362	$59,087	$510,917
Current period gross charge-offs	$—	$—	$25	$10	$18	$146	$—	$199
Consumer: 1-4 family residential:

Pass	$24,089	$166,053	$116,762	$58,256	$34,702	$70,999	$3,749	$474,610
Special mention	—	—	—	—	—	—	—	—
Classified	—	154	919	1,831	4,356	3,526	—	10,786
Total consumer: 1-4 family residential loans	$24,089	$166,207	$117,681	$60,087	$39,058	$74,525	$3,749	$485,396
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: auto loans:
Pass	$32,574	170,405	71,132	26,400	13,730	6,741	—	320,982
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	133	50	79	65	—	327
Total consumer: auto loans	$32,574	$170,405	$71,265	$26,450	$13,809	$6,806	$—	$321,309
Current period gross charge-offs	$—	$106	$102	$—	$16	$30	$—	$254

Consumer: other consumer:
Pass	$7,117	$38,896	$16,431	$5,320	$4,009	$7,866	$1,574	$81,213
Special mention	—	—	—	—	—	—	—	—
Classified	—	12	50	36	3	99	—	200
Total consumer: other consumer loans	$7,117	$38,908	$16,481	$5,356	$4,012	$7,965	$1,574	$81,413
Current period gross charge-offs	$53	$91	$19	$6	$34	$11	$—	$214

Construction:
Pass	$6,565	$102,556	$26,638	$270	$—	$—	$12,085	$148,114
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction loans	$6,565	$102,556	$26,638	$270	$—	$—	$12,085	$148,114
Current period gross charge-offs	$—	$—	$272	$—	$—	$—	$—	$272

The following table summarizes loans by credit quality indicator at December 31, 2022 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$893,312	$—	$26,046	$—	$919,358
Commercial - specialized	326,987	—	526	—	327,513
Commercial - general	451,639	—	33,144	—	484,783
Consumer:
1-4 family residential	450,034	—	10,090	—	460,124
Auto loans	321,158	—	318	—	321,476
Other consumer	81,109	—	199	—	81,308
Construction	151,995	—	1,524	—	153,519
	$2,676,234	$—	$71,847	$—	$2,748,081

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other than insignificant payment delay, or interest rate reduction.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. In some cases, the Company provides multiple types of concessions on one loan. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost bases of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2023
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial - specialized	—	—	—	—	0.00%
Commercial - general	—	2,999	—	42	0.60%
Consumer:
1-4 family	—	199	—	—	0.04%
Auto loans	—	40	—	—	0.01%
Other consumer	—	—	—	—	0.00%
Construction	—	—	—	—	0.00%
	$—	$3,238	$—	$42	0.12%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following presents the performance of such loans that have been modified in the last three months (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
March 31, 2023
Commercial real estate	$—	$—	$—
Commercial - specialized	—	—	—
Commercial - general	—	—	—
Consumer:
1-4 Family residential	—	—	—
Auto loans	40	—	—
Other consumer	—	—	—
Construction	—	—	—
	$40	$—	$—

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023 (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
March 31, 2023
Commercial real estate	$—	0.00%	—
Commercial - specialized	—	0.00%	—
Commercial - general	—	0.25%	43
Consumer:
1-4 Family residential	—	0.00%	10
Auto loans	—	0.00%	15
Other consumer	—	0.00%	—
Construction	—	0.00%	—
	$—	0.25%	41

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 that subsequently defaulted.  Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no loans modified as a TDR during the year ended December 31, 2022.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.5 million at March 31, 2023 and December 31, 2022.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	March 31, 2023	December 31, 2022
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(3,633)	(3,420)
	3,046	3,259

Other intangibles	2,972	2,972
Less: Accumulated amortization	(2,030)	(1,882)
	942	1,090
Other intangible assets, net	$3,988	$4,349

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Company’s Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$27,474	$19,700
Additions	271	1,250
Valuation adjustment	(1,950)	4,475
Ending balance	$25,795	$25,425

	March 31,	December 31,
	2023	2022
Mortgage loans serviced for others	$2,037,390	$2,046,490
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.27%	1.34%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	March 31,	December 31,
	2023	2022
Weighted average constant prepayment rate	7.44%	7.47%
Weighted average discount rate	9.65%	9.15%
Weighted average life in years	7.93	7.91

6.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $26.5 million in subordinated debt notes. Notes totaling $12.4 million have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The notes have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the notes will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These notes pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of March 31, 2023, the total amount of subordinated notes outstanding was $76.5 million less approximately $465 thousand of remaining debt issuance costs for a total balance of $76.0 million. As of December 31, 2022, the total amount of subordinated notes outstanding was $76.5 million less approximately $511 thousand of remaining debt issuance costs for a total balance of $76.0 million.

Notes Payable and Other Borrowings
As of March 31, 2023 and December 31, 2022, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer company averages. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2023
Outstanding at beginning of year:	1,354,189	$16.11		$7,533
Granted	47,816	27.46		—
Exercised	(25,521)	12.75		(221)
Forfeited	(1,125)	20.19		(2)
Expired	—	—		—

Balance, March 31, 2023	1,375,359	$16.57	5.59	$7,310

Exercisable at end of period	1,146,610	$15.31	5.07	$7,096

Vested at end of period	1,146,610	$15.31	5.07	$7,096

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2023	2022
Expected volatility	39.13% to 39.68%	40.20% to 40.29%
Expected dividend yield	1.74% to 1.90%	1.30%
Expected term (years)	6.1 to 6.3	6.1 to 6.3
Risk-free interest rate	3.91% to 3.98%	1.56% to 1.95%
Weighted average grant date fair value	$10.26	$10.54

The total intrinsic value of options exercised during the three months ended March 31, 2023 and March 31, 2022 was $275 thousand and $74 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2023
Outstanding at beginning of year:	84,342	$26.76
Granted	85,127	25.33
Vested	(37,319)	24.30
Forfeited	(1,120)	24.16

Balance, March 31, 2023	131,030	$26.56

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2023 was $4.6 million and will be recognized over a weighted average remaining period of 1.83 years. The total fair value of restricted stock units vested during each of the three months ended March 31, 2023 and March 31, 2022 was $907 thousand and $464 thousand, respectively.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	March 31, 2023	December 31, 2022
Commitments to grant loans and unfunded commitments under lines of credit	$720,851	$682,296
Standby letters of credit	12,821	13,864

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at March 31, 2023 or December 31, 2022.

9.  LEASES

Lessee Arrangements

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of March 31, 2023 and December 31, 2022, the Company had no finance leases.

The balance sheet components of the Company’s leases are as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right of use assets (included in Other assets)	$7,871	$7,938
Operating lease liabilities (included in Accrued expenses and other liabilities)	8,829	8,897

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $705 thousand and $597 thousand, respectively, for the three months ended March 31, 2023 and 2022.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$503	$—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$318	$—

For operating leases the Company’s weighted average remaining lease terms in years and weighted average discount rate was 9.70% and 4.73%, respectively, as of  March 31, 2023.  The weighted average remaining lease terms in years and weighted average discount rate was 9.83% and 4.65%, respectively as of December 31, 2022.

Future undiscounted lease payments at March 31, 2023, under operating lease agreements, are presented below (in thousands).

2023	$1,443
2024	1,501
2025	1,102
2026	1,101
2027	1,063
Thereafter	5,050
Total minimum lease payments	11,260
Less: Amount representing interest	(2,431)
Lease liabilities	$8,829

As of March 31, 2023, the Company had one additional operating lease that had not yet commenced with aggregate future minimum lease payments of approximately $255 thousand. This lease is expected to commence in May 2023 with a lease term of three years.

Lessor Arrangements

The Company leases certain facilities and office space under operating lease agreements to outside parties. Operating lease income for the three months ended March 31, 2023, and 2022 was $204 thousand and $216 thousand, respectively and is included in occupancy and equipment, net in the consolidated statements of comprehensive income (loss).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023 and December 31, 2022, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the  applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2023 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$567,364	16.70%	$356,699	10.50%	N/A	N/A
City Bank	461,457	13.59%	356,569	10.50%	$339,589	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	449,847	13.24%	288,756	8.50%	N/A	N/A
City Bank	419,948	12.37%	288,651	8.50%	271,671	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	404,847	11.92%	237,799	7.00%	N/A	N/A
City Bank	419,948	12.37%	237,712	7.00%	220,733	6.50%

Tier I Capital to Average Assets:
Consolidated	449,847	11.22%	161,253	4.00%	N/A	N/A
City Bank	419,948	10.48%	161,166	4.00%	200,282	5.00%

December 31, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
City Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
City Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
City Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%

Tier I Capital to Average Assets:
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
City Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2023.

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

The following table reflects the changes in fair value hedges included in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
Interest Rate Contracts	Location	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(2,654)	$6,749
Change in fair value of hedged investment securities	Other noninterest expense	2,638	(6,899)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$—	$458
Change in fair value of hedged fixed rate loans	Interest income - Loans	—	(463)

The following table reflects the fair value hedges included in the Company’s Consolidated Balance Sheets at the dates indicated (dollars in thousands):
	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$9,348	$482	$9,493	$482
Interest rate swaps related to state and municipal securities	123,760	17,471	123,760	20,125

Mortgage banking derivatives

These derivatives are not designated as hedging instruments. The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2023	2022
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(281)	$(1,093)

The following table reflects the amount and fair value of mortgage banking derivatives in the Company’s Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$23,500	$186
Interest rate lock commitments	42,188	978	27,348	369

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$35,244	$409	$5,615	$128

The Company had received cash collateral of $17.6 million and $18.9 million to offset asset derivative positions on its interest rate swaps at March 31, 2023 and December 31, 2022, respectively. This amount is reported in other liabilities in the Company’s Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at March 31, 2023 and December 31, 2022, respectively. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at March 31, 2023 and December 31, 2022, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Company’s Consolidated Balance Sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$9,244	$14,278

Weighted average common shares outstanding - basic	17,046,713	17,716,136
Effect of dilutive securities:
Stock-based compensation awards	514,043	676,261
Weighted average common shares outstanding - diluted	17,560,756	18,392,397

Basic earnings per share	$0.54	$0.81
Diluted earnings per share	$0.53	$0.78

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$231,177	$—	$231,177
Residential mortgage-backed securities	—	327,523	—	327,523
Commercial mortgage-backed securities	—	42,667	—	42,667
Collateralized mortgage obligations	—	67,551	—	67,551
Asset-backed and other amortizing securities	—	18,669	—	18,669
Other securities	—	10,992	—	10,992
Loans held for sale (mandatory)	—	11,576	—	11,576
Mortgage servicing rights	—	—	25,795	25,795
Asset derivatives	—	18,931	—	18,931
Liability derivatives	—	(409)	—	(409)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	4,161	4,161

December 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$225,055	$—	$225,055
Residential mortgage-backed securities	—	328,845	—	328,845
Commercial mortgage-backed securities	—	41,967	—	41,967
Collateralized mortgage obligations	—	75,638	—	75,638
Asset-backed and other amortizing securities	—	19,094	—	19,094
Other securities	—	11,112	—	11,112
Loans held for sale (mandatory)	—	10,038	—	10,038
Mortgage servicing rights	—	—	27,474	27,474
Asset derivatives	—	21,162	—	21,162
Liability derivatives	—	(128)	—	(128)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	4,821	4,821

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three months ended March 31, 2023 and 2022.

Derivatives – Fair value of derivatives is based on valuation models using observable market data as of the measurement date.

Loans held for investment – Includes certain collateral-dependent loans which are reported at the fair value, for which a specific allocation of the allowance for credit losses is based off of the underlying collateral, less estimated disposal costs, if repayment is expected solely from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2023, and December 31, 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At March 31, 2023 and December 31, 2022 the aggregate fair value of loans held for sale for mandatory delivery was $11.6 million and $10.0 million, respectively. The aggregate unpaid principal balance as of the same dates was $12.0 million and $9.9 million, respectively, representing differences between fair value and unpaid principal balance of $(469) thousand and $163 thousand, respectively. There were no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at March 31, 2023 and December 31, 2022.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Company’s Consolidated Statements of Comprehensive Income (Loss). For the three months ended March 31, 2023 and 2022 the net (gain) loss amount totaled $(261) thousand and $2.1 million, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2023
Non-recurring:
Loans held for investment	$4,161	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	25,795	Discounted cash flows	Conditional prepayment rate	7.44%
			Discount rate	9.65%

December 31, 2022
Non-recurring:
Loans held for investment	$4,821	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,474	Discounted cash flows	Conditional prepayment rate	7.47%
			Discount rate	9.15%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2023
Financial assets:
Cash and cash equivalents	$328,002	$328,002	$—	$—	$328,002
Loans held for investment, net	2,749,080	—	—	2,697,002	2,697,002
Loans held for sale (best efforts)	8,872	—	9,070	—	9,070
Accrued interest receivable	14,421	—	14,421	—	14,421

Financial liabilities:
Deposits	$3,508,054	$—	$3,507,917	$—	$3,507,917
Accrued interest payable	2,754	—	2,754	—	2,754
Junior subordinated deferrable interest debentures	46,393	—	32,395	—	32,395
Subordinated debt securities	76,007	—	64,498	—	64,498

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2022
Financial assets:
Cash and cash equivalents	$234,883	$234,883	$—	$—	$234,883
Loans held for investment, net	2,708,793	—	—	2,662,609	2,662,609
Loans held for sale (best efforts)	20,365	—	20,745	—	20,745
Accrued interest receivable	16,432	—	16,432	—	16,432

Financial liabilities:
Deposits	$3,406,430	$—	$3,405,222	$—	$3,405,222
Accrued interest payable	2,836	—	2,836	—	2,836
Junior subordinated deferrable interest debentures	46,393	—	34,606	—	34,606
Subordinated debt securities	75,961	—	70,835	—	70,835

14.  SUBSEQUENT EVENTS

Dividend Declaration

On April 20, 2023, the Company declared a cash dividend of $0.13 per share of common stock to be paid on May 15, 2023 to all shareholders of record as of May 1, 2023.

Windmark Sale

On April 1, 2023, the Company entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc., a California corporation (“Alliant”), providing for the sale of Windmark through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, the Company received an aggregate purchase price of $35.5 million in exchange for Windmark’s shares. The purchase price may be increased by the net amount of Windmark working capital as provided in the Agreement. The Agreement contains certain post-closing obligations of the Company, such as providing transition services to Alliant, indemnification obligations, and restrictive covenants that restrict the Company from soliciting the customers and employees of Windmark, or competing with Alliant in Texas, Oklahoma, Colorado, Nebraska, Kansas, Iowa, and Wyoming for a term of five (5) years, subject to certain conditions and exceptions as provided in the Agreement. The aggregate transaction costs incurred by the Company are approximately $3.1 million, which includes, without limitation, legal and accounting costs, payment for tail insurance coverage for the directors and officers of Windmark as contemplated by the Agreement, and payments to certain employees of Windmark in connection with the transaction.

New Stock Repurchase Program

On May 5, 2023, SPFI’s board of directors (the “Board”) approved a new stock repurchase program for up to $15.0 million of the outstanding shares of the Company’s common stock (the “Stock Repurchase Program”). The Stock Repurchase Program began on May 5, 2023 and has an expiration date of May 5, 2024, subject to earlier termination or extension of the Stock Repurchase Program by the Board. Under the Stock Repurchase Program, SPFI may repurchase shares of common stock from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The extent to which SPFI repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including the performance of SPFI’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by SPFI. SPFI may, in its discretion, begin or terminate repurchases at any time prior to the Stock Repurchase Program’s expiration, without any prior notice. The Stock Repurchase Program does not obligate SPFI to repurchase any particular number or amount of shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the period covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 13, 2023. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	potential recession in the United States and our market areas;
●
the impacts related to or resulting from recent bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;

●	increased competition for deposits and related changes in deposit customer behavior;
●	the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
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
●
risks associated with the sale of our insurance subsidiary, Windmark Insurance Agency, Inc. d/b/a Windmark Corp Division (“Windmark”) to Alliant Insurance Services, Inc., a California corporation (“Alliant”) and certain post-closing obligations related to such sale;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;

●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
●	system failures, service denials, cyber-attacks and security breaches;
●	our ability to maintain effective internal control over financial reporting;
●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
●
natural disasters, severe weather, acts of god, acts of war or terrorism, outbreaks of hostilities, public health outbreaks (such as the ongoing COVID-19 pandemic), other international or domestic calamities, and other matters beyond our control;

●	tariffs and trade barriers;
●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2022 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned subsidiary, City Bank is one of the largest independent banks in West Texas and has additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station, Texas markets, and the Ruidoso, New Mexico market. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with investment, trust and mortgage services.

Recent Developments

Economic Conditions

Our financial condition at March 31, 2023, as well as the results of operations for the three months ended March 31, 2023, have been impacted by significant market increases in market interest rates due to the increases in the prime lending rate since March 2022 by the Federal Reserve in response to the persistent inflationary environment in the United States. In addition, recent events in other parts of the banking industry have brought additional focus on investment securities portfolios, interest rate risk, liquidity management and capital. As a result, we are providing additional information on our deposits and liquidity position at March 31, 2023 to help illustrate the more traditional and stable nature of our banking model compared to other financial institutions who have recently experienced liquidity and capital challenges.

Deposits

Total deposits were $3.51 billion at March 31, 2023, an increase of $101.6 million during the first quarter. Total deposits were comprised of 32% of noninterest-bearing deposits, 8% of time deposits and 60% of interest-bearing nonmaturity deposits. Retail customers accounted for approximately 45% of total deposits, with commercial and public funds accounting for approximately 43% and 12%, respectively. Our average deposit account size was approximately $35 thousand. An estimated 17% of total deposits were uninsured or uncollateralized at March 31, 2023.

Liquidity

We had available borrowing capacity of approximately $1.75 billion through the FHLB, the FRB’s Discount Window, and access to the FRB’s Term Funding Program (“BTFP”) at March 31, 2023. The unused line with the FHLB was $988 million and the unused line with the FRB was $586 million at March 31, 2023. There were no advances made on these lines during the first quarter of 2023. We have not pledged any securities for the BTFP but have approximately $179 million of available securities that can be used as collateral. Additionally, we have uncollateralized lines with multiple banks totaling $160 million at March 31, 2023. These lines are not guaranteed and we are not placing reliance on them.

Divestiture

As previously announced, on April 1, 2023, the Company completed the sale of City Bank’s wholly owned subsidiary, Windmark , to Alliant Insurance Services in an all cash transaction.

New Stock Repurchase Program

As previously announced, on May 5, 2023, SPFI’s board of directors (the “Board”) approved a new stock repurchase program for up to $15.0 million of the outstanding shares of the Company’s common stock (the “Stock Repurchase Program”). The Stock Repurchase Program began on May 5, 2023 and has an expiration date of May 5, 2024, subject to earlier termination or extension of the Stock Repurchase Program by the Board.

Results of Operations

We had net income of $9.2 million, or $0.53 per diluted common share, for the three months ended March 31, 2023, compared to net income of $14.3 million, or $0.78 per diluted common share for the three months ended March 31, 2022. Return on average equity (annualized) was 10.34% and return on average assets (annualized) was 0.95% for the three months ended March 31, 2023, compared to 14.58% and 1.47%, respectively, for the three months ended March 31, 2022. The decrease in net income of $5.0 million was primarily the result of a decrease of $13.0 million in noninterest income and an increase of $3.1 million in the provision for credit losses, partially offset by an increase of $4.4 million in net interest income and a decrease of $5.6 million in noninterest expense.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$2,778,876	$39,602	5.78%	$2,482,603	$29,379	4.80%
Investment securities – taxable	585,427	5,240	3.63%	520,672	2,354	1.83%
Investment securities – non-taxable	213,191	1,413	2.69%	218,321	1,448	2.69%
Other interest-earning assets (2)	161,955	1,495	3.74%	467,471	204	0.18%
Total interest-earning assets	3,739,449	47,750	5.18%	3,689,067	33,385	3.67%
Noninterest-earning assets	189,477			262,178
Total assets	$3,928,926			$3,951,245

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$1,988,555	$9,984	2.04%	$1,937,764	$911	0.19%
Time deposits	283,997	1,386	1.98%	339,104	979	1.17%
Short-term borrowings	4	—	0.00%	4	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt securities	75,984	1,012	5.40%	75,798	1,012	5.41%
Junior subordinated deferrable interest debentures	46,393	751	6.57%	46,393	231	2.02%
Total interest-bearing liabilities	$2,394,933	$13,133	2.22%	$2,399,063	$3,133	0.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,109,344			$1,104,091
Other liabilities	62,160			50,843
Total noninterest-bearing liabilities	1,171,504			1,154,934
Stockholders’ equity	362,489			397,248
Total liabilities and stockholders’ equity	$3,928,926			$3,951,245

Net interest income		$34,617			$30,252
Net interest spread			2.95%			3.14%
Net interest margin(3)			3.75%			3.33%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2023 over 2022
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,506	$6,717	$10,223
Investment securities – taxable	293	2,593	2,886
Investment securities – non-taxable	(34)	(1)	(35)
Other interest-earning assets	(133)	1,424	1,291
Total increase (decrease) in interest income	3,632	10,733	14,365

Interest-bearing liabilities:
NOW, Savings, MMDAs	24	9,049	9,073
Time deposits	(159)	566	407
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt securities	2	(2)	—
Junior subordinated deferrable interest debentures	—	520	520
Total increase (decrease) interest expense:	(133)	10,133	10,000

Increase (decrease) in net interest income	$3,765	$600	$4,365

Net interest income for the three months ended March 31, 2023 was $34.3 million, compared to $29.9 million for the three months ended March 31, 2022, an increase of $4.4 million, or 14.6%. The increase in net interest income was comprised of an increase of $14.4 million, or 43.4%, in interest income, partially offset by a $10.0 million, or 319.2%, increase in interest expense. Since March 1, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 475 basis points as of March 31, 2023. Interest income on loans grew $10.2 million and was primarily attributable to a $296.3 million increase in average loan balances and a 98 basis point increase in interest rates for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in loan balances was due to organic loan growth throughout the portfolio. Interest income on securities and other interest-earning assets grew $4.1 million during the first quarter of 2023, compared to the first quarter of 2022, largely due to securities purchases in the first half of 2022 and rising market interest rates.

The $10.0 million increase in interest expense for the three months ended March 31, 2023 was primarily related to a 169 basis point increase in the rate paid on interest-bearing liabilities over the same period in 2022. The increase in the rate paid on interest-bearing liabilities was primarily as a result of the significantly rising short-term interest rates on interest-bearing liabilities, with the increase being mainly comprised of interest expense on deposits. Additionally, average noninterest-bearing demand deposits and average interest-bearing deposits were flat at March 31, 2023 as compared to March 31, 2022.

For the three months ended March 31, 2023, net interest margin and net interest spread were 3.75% and 2.95%, respectively, compared to 3.33% and 3.14%, respectively, for the same period in 2022, which reflects the changes in interest income and interest expense discussed above.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an allowance for credit losses (“ACL”) through charges to earnings, which are shown in the statements of comprehensive income (loss) as the provision for credit losses. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for credit losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The provision for credit losses for the three months ended March 31, 2023 was $1.0 million, compared to a negative $2.1 million for the three months ended March 31, 2022. During the first quarter of 2023, the provision for credit losses for loans was $0.8 million and the provision for credit losses on off-balance sheet credit exposures was $0.2 million, both primarily as a result of organic growth during the quarter. The negative provision in the first quarter of 2022 was primarily due to the improved credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits. Forecasted economic conditions continue to remain uncertain due to the interest rate environment and persistent high inflation levels in the United States, and provisions for credit losses may be necessary in future periods. The allowance for credit losses as a percentage of loans held for investment was 1.42% at March 31, 2023 and 1.43% at December 31, 2022. Further discussion of the allowance for credit losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,701	$1,773	$(72)
Income from insurance activities	1,411	1,570	(159)
Bank card services and interchange fees	2,956	3,222	(266)
Mortgage banking activities	2,286	13,637	(11,351)
Investment commissions	389	546	(157)
Fiduciary income	600	612	(12)
Other income and fees(1)	1,348	2,337	(989)
Total noninterest income	$10,691	$23,697	$(13,006)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer and other miscellaneous services.

Noninterest income for the three months ended March 31, 2023 was $10.7 million, compared to $23.7 million for the three months ended March 31, 2022, a decrease of $13.0 million, or 54.9%. Income from mortgage banking activities decreased $11.4 million, or 83.2%, to $2.3 million for the three months ended March 31, 2023 from $13.6 million for the three months ended March 31, 2022. The decrease in mortgage banking activities was primarily due to a decrease of $148.5 million, or 63.1%, in mortgage loan originations for the three months ended March 31, 2023 compared to the same period for 2022. The decrease in mortgage loan originations was a result of higher market interest rates and a reduction in the number of mortgage loan originators. Additionally, there was a negative fair value adjustment of $2.0 million in the first quarter of 2023 to our mortgage servicing rights portfolio, compared to a positive fair value adjustment of $4.5 million in the first quarter of 2022, due to volatility in pricing for these assets as mortgage interest rates rose in the 2022 period and then began to fall at the end of the 2023 period. Other income and fees decreased $1.0 million during the first quarter of 2023 primarily as a result of decreased income from investments in Small Business Investment Company (“SBIC”) of $0.7 million, as compared to the first quarter of 2022.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,254	$22,703	$(3,449)
Occupancy expense, net	3,832	3,737	95
Professional services	1,648	2,625	(977)
Marketing and development	936	720	216
IT and data services	864	1,053	(189)
Bankcard expenses	1,352	1,323	29
Appraisal expenses	278	565	(287)
Other expenses(1)	4,197	5,198	(1,001)
Total noninterest expense	$32,361	$37,924	$(5,563)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2023 was $32.4 million compared to $37.9 million for the three months ended March 31, 2022, a decrease of $5.6 million, or 14.7%. Salaries and employee benefits decreased $3.4 million, or 15.2%, from $22.7 million for the three months ended March 31, 2022 to $19.3 million for the three months ended March 31, 2023. This decrease in salaries and employee benefits expense for the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by decreased mortgage salaries and commissions paid of $2.7 million due to the lower volume of mortgage loan originations as well as lower incentive-based compensation. Other noninterest expenses decreased $1.0 million for the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily due to a loss on disposal of assets of $362 thousand in the first quarter of 2022 and lower variable mortgage-based expenses. Professional services expenses decreased $1.0 million for the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily due to a $0.8 million decrease in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022.
Financial Condition

Our total assets increased $114.0 million, or 2.9%, to $4.06 billion at March 31, 2023, compared to $3.94 billion at December 31, 2022. Our loans held for investment increased $40.6 million, or 1.5%, to $2.79 billion at March 31, 2023, compared to $2.75 billion at December 31, 2022. Our securities portfolio decreased $3.1 million, or 0.4%, to $698.6 million at March 31, 2023, compared to $701.7 million at December 31, 2022. Total deposits increased $101.6 million, or 3.0%, to $3.51 billion at March 31, 2023, compared to $3.41 billion at December 31, 2022.

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

Loans held for investment increased $40.6 million, or 1.5%, to $2.79 billion at March 31, 2023, compared to $2.75 billion at December 31, 2022. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans and residential mortgage loans, partially offset by a decrease in residential construction loans.

The following table shows the contractual maturities of our loans held for investment portfolio at March 31, 2023:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$84,584	$499,958	$255,615	$85,861	$926,018
Commercial - specialized	74,929	124,114	62,990	53,440	315,473
Commercial - general	83,091	165,161	132,813	129,852	510,917
Consumer:
1-4 family residential	33,913	83,364	74,474	293,645	485,396
Auto loans	2,932	168,656	149,721	—	321,309
Other consumer	7,176	49,049	25,188	—	81,413
Construction	123,731	16,350	—	8,033	148,114
Total loans	$410,356	$1,106,652	$700,801	$570,831	$2,788,640

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of March 31, 2023:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$391,565	$449,869
Commercial - specialized	67,546	172,998
Commercial - general	168,265	259,561
Consumer:
1-4 family residential	270,985	180,498
Auto loans	318,377	—
Other consumer	73,783	454
Construction	1,243	23,140
Total loans	$1,291,764	$1,086,520

At March 31, 2023, there was $1.32 billion in adjustable rate loans, with $623.1 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $433.5 million will reprice immediately upon changes in the underlying index rate, with the remaining $189.7 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 68.8% of our loans were secured by real property as of March 31, 2023, compared to 69.8% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 37.2% of loans held for investment as of March 31, 2023 and represented 36.7% of loans held for investment as of December 31, 2022. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $6.7 million, or 0.7%, to $926.0 million as of March 31, 2023 from $919.4 million as of December 31, 2022. The increase was primarily driven by increases in multifamily property loans and commercial land development loans.

Commercial – General and Specialized. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed, and to ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties. Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related loans that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related loans that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant & retail, construction, and other industries. Performance of these loans is subject to operating and cash flow results of the borrower, with risk in the volatility of operating results for particular industries.

Commercial general loans increased $26.1 million, or 5.4%, to $510.9 million as of March 31, 2023 from $484.8 million as of December 31, 2022. The increase in commercial general loans was primarily due to increases in loans to construction companies, state and municipal entities, and other commercial loans.

Commercial specialized loans decreased $12.0 million, or 3.7%, to $315.5 million as of March 31, 2023 from $327.5 million as of December 31, 2022. This decrease was primarily due to net repayments of $10.5 million in finance/investment loans.

Consumer. We utilize a computer-based credit scoring analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize our risk. Residential real estate loans are included in consumer loans. We generally require mortgage title insurance and hazard insurance on these residential real estate loans. All consumer loans are generally dependent on the risk characteristics of the borrower’s ability to repay the loan, a consideration of the debt to income ratio, employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral.

Consumer and other loans increased $25.2 million, or 2.9%, to $888.1 million as of March 31, 2023 from $862.9 million as of December 31, 2022. The increase in these loans was primarily a result of a $25.3 million increase in 1-4 family residential loans. As of March 31, 2023, our consumer loan portfolio was comprised of $485.4 million in 1-4 family residential loans, $321.3 million in auto loans, and $81.4 million in other consumer loans.

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

Construction loans decreased $5.4 million, or 3.5%, to $148.1 million as of March 31, 2023 from $153.5 million as of December 31, 2022. The decrease resulted from the completion of several projects after continued higher demand for residential construction as a result of home shortages in many of our markets.

Non-owner occupied office real estate loans are included in commercial real estate loans and totaled $109.5 million at March 31, 2023. Owner occupied office real estate loans are included in commercial loans and totaled $52.0 million at March 31, 2023.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit to our customers is represented by the contractual or notional amount of those instruments. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$720,851	$682,296
Standby letters of credit	12,821	13,864
Total	$733,672	$696,160

Allowance for Credit Losses for Loans

The ACL provides a reserve against which loan losses are charged for current expected credit losses. Management evaluates the appropriate level of the allowance for credit losses on a quarterly basis. The analysis takes into consideration the results of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Additional allowances are provided to those loans which appear to represent a greater than normal exposure to risk. The quality of the loan portfolio and the adequacy of the allowance for credit losses is assessed by regulatory examinations and the Company’s internal and external loan reviews. The allowance for credit losses consists of two elements: (1) specific valuation allowances established for expected losses on specifically analyzed loans and (2) collective valuation allowances calculated using comparable and quantifiable information from both internal and external sources about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments.

To determine the adequacy of the allowance for credit losses on loans, the Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans. The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio. Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the risk of the loan portfolio. The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio. The estimated credit loss for each loan is adjusted based on one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments. Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating. After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of a one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the through the cycle expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment. In addition to the loan level evaluations, nonaccrual loans with a balance of $250 thousand or more are individually analyzed based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

Effective January 1, 2023, we adopted the CECL model and recognized a cumulative effect adjustment to the allowance for credit losses for loans and off-balance sheet credit exposures of $1.3 million. The CECL model requires recording life-of-loan projected losses in the loan portfolio based on future economic events and related loan portfolio credit performance. The prior accounting standard recorded reserves based on incurred losses at the balance sheet date.

The allowance for credit losses for loans was $39.6 million at March 31, 2023, compared to $39.3 million at December 31, 2022, an increase of $0.3 million, or 0.7%. The increase is primarily the result of a $0.8 million provision for credit losses on loans recorded in March 2023 due to loan growth experienced during the quarter.

The following table provides an analysis of the allowance for credit losses and other data during the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Average loans outstanding during the period
Commercial real estate	$916,117	$751,017
Commercial – specialized	319,288	354,119
Commercial – general	492,442	472,498
Consumer:
1-4 family residential	476,168	387,987
Auto loans	319,982	244,097
Other consumer	82,287	79,044
Construction	148,317	144,928
Loans held for sale	24,275	48,913
Total average loans outstanding during the period	$2,778,876	$2,482,603

Net charge-offs (recoveries) during the period
Commercial real estate	$—	$(25)
Commercial – specialized	(63)	5
Commercial – general	137	185
Consumer:
1-4 family residential	(2)	39
Auto loans	178	40
Other consumer	108	120
Construction	272	—
Total net charge-offs (recoveries) during the period	$630	$364

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	0.00%	0.00%
Commercial – specialized	(0.02)%	0.00%
Commercial – general	0.03%	0.04%
Consumer:
1-4 family residential	0.00%	0.01%
Auto loans	0.06%	0.02%
Other consumer	0.13%	0.15%
Construction	0.18%	0.00%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.02%	0.01%

The following table provides other loan data as of the dates indicated.

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)

Total loans held for investment outstanding	$2,788,640	$2,748,081
Nonaccrual loans	$5,148	$5,802
Allowance for credit losses	$39,560	$39,288
Ratio of allowance to total loans held for investment	1.42%	1.43%
Ratio of allowance to nonaccrual loans	768.45%	677.15%
Ratio of nonaccrual loans to total loans held for investment	0.18%	0.21%

Net charge-offs totaled $630 thousand and were 0.09% (annualized) of average loans outstanding for the three months ended March 31, 2023, compared to $364 thousand and 0.06% for the three months ended March 31, 2022. The increase in net charge-offs in the first quarter of 2023 was primarily the result of an increase of $272 thousand in residential construction net charge-offs in the first quarter of 2023 compared to the same period in 2022. The allowance for credit losses as a percentage of loans held for investment was 1.42% at March 31, 2023 and 1.43% at December 31, 2022.

While the entire allowance for credit losses is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for credit losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$13,381	33.8%	$13,029	33.1%
Commercial – specialized	3,510	8.9	3,425	8.7
Commercial – general	6,267	15.8	9,215	23.5
Consumer:
1-4 family residential	8,531	21.6	6,194	15.8
Auto loans	3,714	9.4	3,926	10.0
Other consumer	1,101	2.8	1,376	3.5
Construction	3,056	7.7	2,123	5.4
Total allowance for credit losses	$39,560	100.0%	$39,288	100.0%

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

Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective ACL evaluation. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we analyze loans for specific allowance based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The specific allowance amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO.

At March 31, 2023, our total nonaccrual loans were $5.1 million, or 0.18% of total loans held for investment, as compared to $5.8 million, or 0.21% of total loans held for investment, at December 31, 2022. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the allowance for credit losses as of March 31, 2023 to cover any probable loss. There were not any significant changes in nonaccrual loans during the first quarter of 2022.

Nonperforming loans were $7.6 million at March 31, 2023 and $7.8 million at December 31, 2022.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other than insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. In some cases, the Company provides multiple types of concessions on one loan. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

Total securities at March 31, 2023 were $698.6 million, representing a decrease of $3.1 million, or 0.4%, compared to $701.7 million at December 31, 2022. The decrease was primarily due to $10.8 million in maturities, prepayments and calls, partially offset by an $8.6 million increase in the unrealized gain/loss at March 31, 2023 as compared to December 31, 2022.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the first quarter of 2023, the fair value of the Company’s available for sale securities increased by $8.6 million after declining $114.4 million during 2022. The decline was a result of the significant increase in interest rates noted during 2022. At March 31, 2023, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no losses have been recognized in the Company’s consolidated financial statements.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of March 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	3,897	3.16	9,454	2.01	5,901	2.19	239,323	2.25
Residential mortgage-backed securities	58	1.34	2,842	1.89	3,551	2.43	373,557	2.22
Commercial mortgage-backed securities	—	—	—	—	48,843	2.22	—	—
Commercial collateralized mortgage obligations	—	—	—	—	73,024	5.32	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,581	2.94	18,682	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$3,955	3.14%	$12,296	1.98%	$144,900	3.98%	$631,562	2.25%

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S. government and agencies	$—	—%	$—	—%	$—	—%	$—	—%
State and municipal	1,898	3.43	8,663	2.17	7,508	2.22	241,360	2.24
Residential mortgage-backed securities	3	1.90	3,037	1.88	3,993	2.37	379,750	2.22
Commercial mortgage-backed securities	—	—	—	—	49,161	2.21%	—	—
Commercial collateralized mortgage obligations	—	—	—	—	76,189	4.89	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,689	2.93	19,218	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,901	3.43%	$11,700	2.09%	$150,540	3.76%	$640,328	2.24%

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

Total deposits at March 31, 2023 were $3.51 billion, representing an increase of $101.6 million, or 3.0%, compared to $3.41 billion at December 31, 2022. As of March 31, 2023, 31.7% of total deposits were comprised of noninterest-bearing demand accounts, 60.1% of interest-bearing non-maturity accounts and 8.2% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,110,939	31.7%	$1,150,488	33.8%
NOW and other transaction accounts	321,644	9.2	350,910	10.3
Money market and other savings	1,787,621	50.9	1,618,833	47.5
Time deposits	287,850	8.2	286,199	8.4
Total deposits	$3,508,054	100.0%	$3,406,430	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,109,344	—%	$1,104,091	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	335,227	1.67%	375,242	0.09%
Savings accounts	151,953	1.06%	149,016	0.09%
Money market accounts	1,501,375	2.22%	1,413,506	0.23%
Time deposits	283,997	1.98%	339,104	1.17%
Total interest-bearing deposits	2,272,552	2.03%	2,276,868	0.34%
Total deposits	$3,381,896	1.36%	$3,380,959	0.23%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of March 31, 2023 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$5,337	$3,969	$34,203	$21,015	$64,524

The estimated amount of uninsured deposits as of March 31, 2023 was $600.2 million. This represented approximately 17% of total deposits and excludes collateralized public fund deposits.

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest. Time deposits in amounts of more than $250 thousand totaled $120.5 million at March 31, 2023.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2023 and December 31, 2022, we had total remaining borrowing capacity from the FHLB of $987.8 million and $920.2 million, respectively.

We had no long-term FHLB borrowings during the three months ended March 31, 2023 or 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $585.6 million and $648.3 million at March 31, 2023 and December 31, 2022, respectively.

We had no long-term FRB borrowings during the three months ended March 31, 2023 or 2022.

In addition, we have access to the FRB’s BTFP. As of March 31, 2023, the Company has not pledged any securities for the BTFP but has approximately $179 million of available securities that can be used as collateral for additional borrowings through the program.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $160.0 million and $160.0 million as of March 31, 2023 and December 31, 2022, respectively. The lines were not used during the three months ended March 31, 2023 or the three months ended March 31, 2022.

Subordinated Debt. In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million have a maturity date of December 2028 and an average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

As of March 31, 2023, the total amount of subordinated debt securities outstanding was $76.5 million less approximately $465 thousand of remaining debt issuance costs for a total balance of $76.0 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2023 and December 31, 2022. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of March 31, 2023, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 7.47%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 6.26%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 6.37%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2023.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At March 31, 2023, the Bank had the capacity to borrow additional funds from the FHLB and Federal Reserve discount window of up to approximately $987.8 million and $585.6 million, respectively.

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

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, the impacts related to or resulting from recent bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto, increased competition for deposits and related changes in deposit customer behavior, changes in market interest rates, the persistence of the current inflationary environment in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth.

Capital

Total stockholders’ equity increased to $368.0 million as of March 31, 2023, compared to $357.0 million as of December 31, 2022, an increase of $10.9 million, or 3.1%. The increase from December 31, 2022 was primarily the result of $9.2 million in net earnings for the three months ended March 31, 2023 and an increase in accumulated other comprehensive income of $4.7 million related to fair value changes in available for sale securities and related fair value hedges, net of tax, partially offset by $2.0 million of dividends paid.

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

As of March 31, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. Management believes that no conditions or events have occurred since March 31, 2023 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	March 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$567,364	16.70%	$559,094	16.58%
Tier 1 capital (to risk-weighted assets)	449,847	13.24	443,265	13.15
CET 1 capital (to risk-weighted assets)	404,847	11.92	398,265	11.81
Tier 1 capital (to average assets)	449,847	11.22	443,265	11.03

City Bank:
Total capital (to risk-weighted assets)	$461,457	13.59%	$454,427	13.48%
Tier 1 capital (to risk-weighted assets)	419,948	12.37	414,559	12.30
CET 1 capital (to risk-weighted assets)	419,948	12.37	414,559	12.30
Tier 1 capital (to average assets)	419,948	10.48	414,559	10.32

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

Treasury Stock

The Company did not repurchase stock during the three months ended March 31, 2023. For the three months ended March 31, 2022, we repurchased 106,498 shares of common stock for a total of $3.0 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. The model is used to project future net interest income under a set of possible interest rate movements. The Company’s Investment/Asset Liability Committee (“ALCO Committee”) reviews this information to determine compliance with the limits set by the Bank’s board of directors.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2023	December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(1.78)	(1.50)
+200	(1.17)	(0.96)
+100	(0.58)	(0.61)
-100	0.21	(1.50)
-200	0.46	(2.81)

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in our statements of comprehensive income (loss), balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Total stockholders’ equity	$367,964	$357,014
Less: Goodwill and other intangibles	(23,496)	(23,857)
Tangible common equity	$344,468	$333,157

Total assets	$4,058,049	$3,944,063
Less: Goodwill and other intangibles	(23,496)	(23,857)
Tangible assets	$4,034,553	$3,920,206
Shares outstanding	17,062,572	17,027,197
Total stockholders’ equity to total assets	9.07%	9.05%
Tangible common equity to tangible assets	8.54%	8.50%
Book value per share	$21.57	$20.97
Tangible book value per share	$20.19	$19.57

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of March 31, 2023.

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

Allowance for Credit Losses. The ACL for loans is established for future expected credit losses through a provision for credit losses charged to earnings. Expected losses are calculated using comparable and quantifiable information both internal and external about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company’s ACL for loans consists of specific valuation allowances established for probable losses on specifically analyzed loans and collective valuation allowances calculated using comparable and quantifiable information both internal and external about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

The ACL for loans is evaluated on a quarterly basis by management and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the ACL for loans is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank’s loans are generally secured by specific items of collateral including real property, crops, livestock, consumer assets, and other business assets.

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

Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective ACL for loans evaluation. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell. All non-accrual loans $250 thousand or greater are analyzed for a specific ACL.

Prior to the adoption of the CECL model, the ACL for loans was established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. In addition, a loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250 thousand were specifically reviewed to determine if they were impaired. Loans that were determined to be impaired were then evaluated to determine estimated impairment, if any. Impairment was measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan was collateral dependent. Loans that were not individually determined to be impaired or were not subject to the specific review of impaired status were subject to the general valuation allowance portion of the ACL.

The Company estimates expected credit losses on off balance-sheet credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL for off-balance sheet credit exposures is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Utilization rates are determined based on a two-year rolling average of historical usage. Expected loss rates for all pass rated loans are used to determine the ACL for off-balance sheet credit exposures.

For securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized costs basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss). Changes in the ACL are recorded as provision for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest is excluded from the estimate of credit losses on securities.

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

Mortgage Servicing Rights Asset. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the statement of comprehensive income (loss) effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates present value of estimated future servicing income.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below. Beginning January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of the reasonable and supportable assumptions used for the economic forecast and qualitative adjustment risks. In addition, controls were modified to require final approval of the allowance for credit losses estimate to a chartered committee within the Company. Finally, there were new controls established over the Company’s loan scorecard process.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) filed with the SEC on March 13, 2023. Except as described above or in our 2022 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Except as provided in the risk factor below, management believes there have been no material changes in the risk factors disclosed by the Company in the 2022 Annual Report on Form 10-K.

Recent bank failures and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The recent bank failures of Silicon Valley Bank, Signature Bank, and First Republic Bank during the first and second quarters of 2023 have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. While the Company does not believe that the circumstances of the recent bank failures are indicators of broader issues within the banking industry, the recent bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. Management continues to monitor the ongoing events concerning the recent bank failures as well as any future potential bank failures and volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no purchases of common stock by the Company during the three months ended March 31, 2023.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 8, 2023	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 8, 2023	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer