Form 10-Q
period 2023-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2023-08-07
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 3, 2023, the registrant had 16,913,686 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$64,497	$61,613
Interest-bearing deposits in banks	231,084	173,270
Cash and cash equivalents	295,581	234,883
Securities available for sale	628,093	701,711
Loans held for sale ($15,516 and $10,038 at fair value at June 30, 2023 and December 31, 2022, respectively)	22,158	30,403
Loans held for investment	2,979,063	2,748,081
Allowance for credit losses on loans	(43,137)	(39,288)
Loans held for investment, net	2,935,926	2,708,793
Accrued interest receivable	15,917	16,432
Premises and equipment, net	56,416	56,337
Bank-owned life insurance	73,804	73,174
Goodwill	19,315	19,508
Intangible assets, net	2,834	4,349
Mortgage servicing rights	26,658	27,474
Deferred tax asset, net	22,359	22,818
Other assets	51,068	48,181
Total assets	$4,150,129	$3,944,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,100,767	$1,150,488
Interest-bearing	2,473,755	2,255,942
Total deposits	3,574,522	3,406,430
Accrued expenses and other liabilities	61,131	58,265
Subordinated debt	76,054	75,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,758,100	3,587,049

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,952,072 and 17,027,197 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	16,952	17,027
Additional paid-in capital	111,133	112,834
Retained earnings	325,772	292,261
Accumulated other comprehensive loss	(61,828)	(65,108)
Total stockholders’ equity	392,029	357,014
Total liabilities and stockholders’ equity	$4,150,129	$3,944,063

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$42,864	$35,419	$82,461	$64,797
Securities:
Taxable	5,365	3,542	10,605	5,918
Non-taxable	1,108	1,137	2,224	2,281
Federal funds sold and interest-bearing deposits in banks	1,484	654	2,979	836
Total interest income	50,821	40,752	98,269	73,832
Interest expense:
Deposits	14,433	2,317	25,803	4,207
Notes payable & other borrowings	5	—	5	—
Subordinated debt	1,013	1,013	2,025	2,025
Junior subordinated deferrable interest debentures	789	317	1,540	548
Total interest expense	16,240	3,647	29,373	6,780
Net interest income	34,581	37,105	68,896	67,052
Provision for credit losses	3,700	—	4,710	(2,085)
Net interest income, after provision for credit losses	30,881	37,105	64,186	69,137
Noninterest income:
Service charges on deposit accounts	1,745	1,612	3,446	3,385
Income from insurance activities	37	1,577	1,448	3,147
Net gain on sales of loans	3,528	5,979	6,446	13,472
Bank card services and interchange fees	4,043	3,478	6,999	6,700
Other mortgage banking income	1,731	2,690	1,098	8,834
Investment commissions	420	466	809	1,012
Fiduciary fees	597	635	1,197	1,247
Gain on sale of subsidiary	33,488	—	33,488	—
Other	1,523	2,398	2,872	4,735
Total noninterest income	47,112	18,835	57,803	42,532
Noninterest expense:
Salaries and employee benefits	23,437	21,990	42,691	44,693
Occupancy and equipment, net	4,303	4,033	8,135	7,770
Professional services	1,716	2,647	3,364	5,272
Marketing and development	784	758	1,720	1,478
IT and data services	888	941	1,752	1,994
Bank card expenses	1,316	1,328	2,668	2,651
Appraisal expenses	301	508	579	1,073
Realized loss on sale of securities	3,409	—	3,409	—
Other	4,345	3,851	8,542	9,049
Total noninterest expense	40,499	36,056	72,860	73,980
Income before income taxes	37,494	19,884	49,129	37,689
Income tax expense	7,811	4,001	10,202	7,528
Net income	$29,683	$15,883	$38,927	$30,161

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share:
Basic	$1.74	$0.91	$2.28	$1.71
Diluted	$1.71	$0.88	$2.23	$1.66

Net income	$29,683	$15,883	$38,927	$30,161
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(7,109)	(42,097)	1,514	(86,974)
Less: Change in fair value on hedged state and municipal securities	1,866	3,450	(771)	10,349
Reclassification adjustment for loss on sale of securities	3,409	—	3,409	—
Tax effect	385	8,116	(872)	16,091
Other comprehensive income (loss)	(1,449)	(30,531)	3,280	(60,534)
Comprehensive income (loss)	$28,234	$(14,648)	$42,207	$(30,373)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Six Months Ended June 30,
Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	30,161	—	30,161
Cash dividends declared - $0.22 per share	—	—	—	(3,889)	—	(3,889)
Other comprehensive loss	—	—	—	—	(60,534)	(60,534)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 4,824 shares for cashless exercise and net of 7,129 shares for taxes	20,337	20	(215)	—	—	(195)
Repurchases of common stock	(363,486)	(363)	(8,845)	—	—	(9,208)
Stock-based compensation	—	—	1,177	—	—	1,177
Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222

Balance at December 31, 2022	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	38,927	—	38,927
Cash dividends declared - $0.26 per share	—	—	—	(4,419)	—	(4,419)
Other comprehensive income	—	—	—	—	3,280	3,280
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Exercise of employee stock options and vesting of restricted stock units, net of 24,140 shares for cashless exercise and net of 13,892 shares for taxes	37,829	38	(380)	—	—	(342)
Repurchases of common stock	(112,954)	(113)	(2,435)	—	—	(2,548)
Stock-based compensation	—	—	1,114	—	—	1,114
Balance at June 30, 2023	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029

Three Months Ended June 30,
Balance at March 31, 2022	17,673,407	$17,673	$130,618	$255,078	$(16,301)	$387,068
Net income	—	—	—	15,883	—	15,883
Cash dividends declared - $0.11 per share	—	—	—	(1,939)	—	(1,939)
Other comprehensive loss	—	—	—	—	(30,531)	(30,531)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 272 shares for taxes	675	1	(1)	—	—	—
Repurchases of common stock	(256,988)	(257)	(5,933)	—	—	(6,190)
Stock-based compensation	—	—	648	—	—	648
Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222

Balance at March 31, 2023	17,062,572	$17,062	$112,981	$298,300	$(60,379)	$367,964
Net income	—	—	—	29,683	—	29,683
Cash dividends declared - $0.13 per share	—	—	—	(2,211)	—	(2,211)
Other comprehensive loss	—	—	—	—	(1,449)	(1,449)
Exercise of employee stock options and vesting of restricted stock units, net of 10,567 shares for cashless exercise	2,454	3	(3)	—	—	—
Repurchases of common stock	(112,954)	(113)	(2,435)	—	—	(2,548)
Stock-based compensation	—	—	590	—	—	590
Balance at June 30, 2023	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,927	$30,161
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,710	(2,085)
Provision for foreclosed asset losses	97	—
Depreciation and amortization	3,240	3,508
Accretion and amortization	1,980	2,077
Other gains, net	(212)	(59)
Gain on sale of subsidiary	(33,488)	—
Loss on sale of securities	3,409	—
Net gain on sales of loans	(6,446)	(13,472)
Proceeds from sales of loans held for sale	233,170	492,086
Loans originated for sale	(219,212)	(442,236)
Deferred income tax expense (benefit)	(148)	2,411
Earnings on bank-owned life insurance	(630)	(596)
Stock-based compensation	1,114	1,177
Change in valuation of mortgage servicing rights	1,550	(5,625)
Net change in:
Accrued interest receivable and other assets	(4,759)	1,042
Accrued expenses and other liabilities	2,423	21,058
Net cash provided by operating activities	25,725	89,447

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(176,713)
Sales	52,828	—
Maturities, prepayments, and calls	20,418	48,318
Loan originations and principal collections, net	(232,692)	(143,497)
Purchases of premises and equipment	(3,452)	(1,998)
Proceeds from sales of premises and equipment	896	239
Proceeds from sale of subsidiary	35,500	—
Proceeds from sales of foreclosed assets	692	1,750
Net cash used in investing activities	(125,810)	(271,901)

Cash flows from financing activities:
Net change in deposits	168,092	84,615
Payments to tax authorities for stock-based compensation	(342)	(195)
Cash dividends paid on common stock	(4,419)	(3,889)
Payments to repurchase common stock	(2,548)	(9,208)
Net cash provided by financing activities	160,783	71,323

Net change in cash and cash equivalents	60,698	(111,131)
Beginning cash and cash equivalents	234,883	486,821
Ending cash and cash equivalents	$295,581	$375,690

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$28,552	$6,619
Income taxes paid	1,082	2,776
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$697	$353
Premises and equipment transferred to other real estate owned	172	—
Additions to mortgage servicing rights	734	2,180

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of June 30, 2023:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”) through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $35.5 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.5 million. The purchase price may be increased by the net amount of Windmark working capital as provided in the Agreement. This transaction did not meet the criteria for discontinued operations reporting.

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. The CECL model also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in sales type and direct financing leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, Topic 326 made changes to the accounting for securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on securities available for sale management does not intend to sell or believes that it is more likely than not they will be required to sell.  The Company adopted the CECL model effective January 1, 2023 using the modified retrospective approach, as a result, the Company recognized a one-time, after tax cumulative effect debit adjustment of $997 thousand to retained earnings, increased the ACL for loans by approximately $100 thousand and increased the ACL for off-balance sheet credit exposures by approximately $1.2 million.  Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company made the following policy elections related to the adoption of the CECL model. First, accrued interest will be written off against interest income when financial assets are placed into nonaccrual status. Therefore, accrued interest will be excluded from the amortized cost basis for purposes of calculating the ACL. Accrued interest receivable is presented in a separate line item in the Consolidated Balance Sheets. Second, the fair value of collateral practical expedient has been elected on certain loans in determining the ACL, for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.

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

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan modifications by creditors for borrowers experiencing financial distress.  This ASU defines types of modifications as principal forgiveness, interest rate reduction, other than insignificant payment delays, or a term extension.  In addition, the ASU requires disclosure of current-period gross charge-offs, by year of origination, in the vintage disclosure. The Company adopted the provisions of ASU 2022-02 as of January 1, 2023 on a prospective basis. The adoption of this amendment did not have a material impact on the consolidated financial statements.

In connection with the adoption of the CECL model, the Company revised certain accounting policies and implemented certain accounting policy elections.

Securities – Investment securities may be classified into trading, held to maturity (“HTM”) or available for sale (“AFS”) portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as trading or HTM are AFS and are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss), net of tax. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on sales are recorded on the trade date, are derived from the amortized cost of the security sold and are determined using the specific identification method. A security is placed on nonaccrual status if principal or interest has been in default for a period of 90 days or more, or if full payment of principal and interest is not expected.  The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of AFS securities and report the accrued interest in accrued interest receivable in the Consolidated  Balance Sheets. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income.

ACL (AFS Securities) – For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).  Changes in the ACL are recorded as provision for credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest is excluded from the estimate of credit losses.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost. Amortized cost is the outstanding unpaid principal balances, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans.  The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on the Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.

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

The ACL is evaluated on a quarterly basis by management. The Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans at January 1 and June 30, 2023.  The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio.  Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the credit risk of the loan portfolio.  The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio.  The estimated credit loss for each loan is adjusted based on its one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and reasonable and supportable forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments.  Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating.  After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year forecast period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the life of loan expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

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

ACL (Off-Balance Sheet Credit Exposures) – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL for off-balance sheet credit exposures is adjusted through provision for credit losses.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  Utilization rates are determined based on a two-year rolling average of historical usage. Expected loss rates for all pass rated loans are used to determine the ACL for off-balance sheet credit exposures. The ACL for off-balance sheet credit exposures is included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no goodwill impairment recorded for the six months ended June 30, 2023 and the year ended December 31, 2022.

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

Segment Information – The Company previously identified two operating segments: banking and insurance. The accounting policies for each of the segments were the same as those described in the summary of significant accounting policies. Effective January 1, 2023, operations and financial performance of the insurance segment were being performed and evaluated on a Company-wide basis based on not being significant to the operating results of the Company. Furthermore, the insurance segment was sold on April 1, 2023. As a result, segment reporting disclosures have been removed.

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30,2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Available for sale:
State and municipal	$206,835	$2	$(26,442)	$—	$180,395
Residential mortgage-backed securities	366,207	—	(56,020)	—	310,187
Commercial mortgage-backed securities	48,533	—	(7,315)	—	41,218
Commercial collateralized mortgage obligations	72,823	—	(5,228)	—	67,595
Asset-backed and other amortizing securities	19,529	—	(1,744)	—	17,785
Other securities	12,000	—	(1,087)	—	10,913
	$725,927	$2	$(97,836)	$—	$628,093

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
State and municipal	$259,429	$27	$(34,401)	$225,055
Residential mortgage-backed securities	386,783	—	(57,938)	328,845
Commercial mortgage-backed securities	49,161	—	(7,194)	41,967
Commercial collateralized mortgage obligations	76,189	—	(551)	75,638
Asset-backed and other amortizing securities	20,907	—	(1,813)	19,094
Other securities	12,000	—	(888)	11,112
	$804,469	$27	$(102,785)	$701,711

The amortized cost and estimated fair value of securities at June 30, 2023 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$2,628	$2,629
After 1 year through 5 years	5,387	5,119
After 5 years through 10 years	17,405	16,179
After 10 years	193,415	167,381
Other	507,092	436,785
	$725,927	$628,093

At both June 30, 2023 and December 31, 2022, the Company had no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $424.1 million and $464.1 million at June 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
State and municipal	$5,903	$92	$171,217	$26,350	$177,120	$26,442
Residential mortgage-backed securities	—	—	310,178	56,020	310,178	56,020
Commercial mortgage-backed securities	—	—	41,218	7,315	41,218	7,315
Commercial collateralized mortgage obligations	67,595	5,228	—	—	67,595	5,228
Asset-backed and other amortizing securities	—	—	17,785	1,744	17,785	1,744
Other securities	3,405	95	7,508	992	10,913	1,087
	$76,903	$5,415	$547,906	$92,421	$624,809	$97,836

December 31, 2022
State and municipal	$162,746	$23,538	$57,675	$10,863	$220,421	$34,401
Residential mortgage-backed securities	220,752	27,967	108,080	29,971	328,832	57,938
Commercial mortgage-backed securities	41,966	7,194	—	—	41,966	7,194
Commercial collateralized mortgage obligations	75,638	551	—	—	75,638	551
Asset-backed and other amortizing securities	19,094	1,813	—	—	19,094	1,813
Other securities	11,112	888	—	—	11,112	888
	$531,308	$61,951	$165,755	$40,834	$697,063	$102,785

The Company had 147 securities with an unrealized loss at June 30, 2023, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	June 30, 2023	December 31, 2022
Commercial real estate	$1,006,909	$919,358
Commercial - specialized	355,252	327,513
Commercial - general	551,096	484,783
Consumer:
1-4 family residential	522,472	460,124
Auto loans	318,126	321,476
Other consumer	79,795	81,308
Construction	145,413	153,519
	2,979,063	2,748,081
Allowance for credit losses on loans	(43,137)	(39,288)
Loans, net	$2,935,926	$2,708,793

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

Commercial Real Estate – Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, as agreed and ensure appropriate collateral is obtained to secure the loan. Commercial real estate loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diversified by type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Commercial – General and Specialized – Commercial loans are also subject to underwriting standards and processes similar to commercial real estate loans. These loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. These loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties. Commercial loans are grouped into two distinct sub-categories: specialized and general. Commercial related segments that are considered “specialized” include agricultural production and real estate loans, energy loans, and finance, investment, and insurance loans. Commercial related segments that contain a broader diversity of borrowers, sub-industries, or serviced industries are grouped into the “general category.” These include goods, services, restaurant & retail, construction, and other industries. Performance of these loans is subject to operating and cash flow results of the borrower, with risk in the volatility of operating results for particular industries.

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

The ACL for loans was $43.1 million at June 30, 2023, compared to $39.3 million at December 31, 2022. The ACL for loans to loans held for investment was 1.45% at June 30, 2023 and 1.43% at December 31, 2022.

The following table details the activity in the ACL for loans  for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2023
Commercial real estate	$13,381	$1,120	$—	$—	$14,501
Commercial - specialized	3,510	626	—	18	4,154
Commercial - general	6,267	1,478	(169)	61	7,637
Consumer:
1-4 family residential	8,531	318	—	2	8,851
Auto loans	3,714	332	(157)	11	3,900
Other consumer	1,101	155	(229)	80	1,107
Construction	3,056	(69)	—	—	2,987
	$39,560	$3,960	$(555)	$172	$43,137

For the three months ended June 30, 2022
Commercial real estate	$14,621	$(1,111)	$—	$393	$13,903
Commercial - specialized	3,275	71	(68)	77	3,355
Commercial - general	9,940	(149)	(8)	135	9,918
Consumer:
1-4 family residential	4,931	397	—	1	5,329
Auto loans	3,681	314	(69)	32	3,958
Other consumer	1,384	250	(242)	51	1,443
Construction	1,817	228	(166)	—	1,879
	$39,649	$—	$(553)	$689	$39,785

(1) The $3.7 million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $4.0 million provision for credit losses on loans and a $(260) thousand provision for off-balance sheet credit exposures for the three months ended June 30, 2023.

	Beginning Balance	Impact of CECL Adoption	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the six months ended June 30, 2023
Commercial real estate	$13,029	$827	$645	$—	$—	$14,501
Commercial - specialized	3,425	33	616	—	80	4,154
Commercial - general	9,215	(2,574)	1,242	(369)	123	7,637
Consumer:
1-4 family residential	6,194	1,700	954	—	3	8,851
Auto loans	3,926	(332)	630	(411)	87	3,900
Other consumer	1,376	(235)	220	(442)	188	1,107
Construction	2,123	683	453	(272)	—	2,987
	$39,288	$102	$4,760	$(1,494)	$481	$43,137

(1) The $4.7 million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $4.8 million provision for credit losses on loans and a $(50) thousand provision for off-balance sheet credit exposures for the six months ended June 30, 2023.

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

During the three and six months ended June 30, 2023, the provision for credit losses on loans of $4.0 million and $4.8 million, respectively, reflected a build in the allowance driven primarily by organic loan growth experienced over the first six months of 2023. The changes in the ACL for these periods were also impacted by net charge-offs of $1.0 million during the first six months of 2023 and an increase of $1.3 million in the ACL for credit losses on loans individually analyzed.

The following table shows the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the date indicated (dollars in thousands).

	Real Estate	Equipment	Accounts Receivable	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
June 30, 2023
Commercial real estate	$175	$525	$30	$730	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	8,179	9,724	162	18,065	1,362
Consumer:
1-4 family residential	747	1	—	748	83
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$9,101	$10,250	$192	$19,543	$1,445

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

All impaired loans $250 thousand and greater were specifically evaluated for impairment at December 31, 2022. Interest income recognized using a cash-basis method on individually analyzed loans for the three and six months ended June 30, 2023 was not significant. Additional funds committed to be advanced on individually analyzed loans are not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
June 30, 2023
Commercial real estate	$65	$91	$—	$—
Commercial - specialized	230	11	249	—
Commercial - general	335	3,352	14,078	—
Consumer:
1-4 Family residential	1,829	630	1,977	261
Auto loans	971	145	—	—
Other consumer	754	249	34	—
Construction	611	—	223	—
	$4,795	$4,478	$16,561	$261

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
December 31, 2022
Commercial real estate	$342	$27	$—
Commercial - specialized	25	13	38
Commercial - general	1,451	60	3,357
Consumer:
1-4 Family residential	1,389	1,653	1,356
Auto loans	707	85	—
Other consumer	1,487	149	37
Construction	550	—	1,014
	$5,951	$1,987	$5,802

The Company has elected the fair value option for recording residential mortgage loans held for sale (mandatory) in accordance with GAAP. The Company had no nonaccrual mortgage loans held for sale (mandatory) at June 30, 2023, and December 31, 2022.

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three and six months ended June 30, 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified.

The following table reflects the amortized cost basis in loans by credit quality indicator and origination year at June 30, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year

(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$176,070	$297,336	$200,707	$64,464	$51,726	$189,162	$3,176	$982,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	21,334	1,680	827	408	—	24,268
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$176,070	$297,355	$222,041	$66,144	$52,553	$189,570	$3,176	$1,006,909
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized:
Pass	$80,261	$66,731	$60,490	$21,415	$13,081	$27,015	$85,499	$354,492
Special mention	—	—	—	—	—	—	—	—
Substandard	—	76	183	427	19	55	—	760
Doubtful	—	—	—	—	—	—	—	—
Total commercial - specialized loans	$80,261	$66,807	$60,673	$21,842	$13,100	$27,070	$85,499	$355,252
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general:
Pass	$62,492	$150,617	$104,547	$39,728	$37,506	$74,893	$51,304	$521,087
Special mention	—	—	—	—	—	—	—	—
Substandard	279	11,511	4,656	507	6,738	5,963	355	30,009
Doubtful	—	—	—	—	—	—	—	—
Total commercial - general loans	$62,771	$162,128	$109,203	$40,235	$44,244	$80,856	$51,659	$551,096
Current period gross charge-offs	$—	$—	$25	$10	$18	$316	$—	$369
Consumer: 1-4 family residential:

Pass	$66,427	$165,339	$114,591	$55,850	$33,736	$65,403	$9,613	$510,959
Special mention	—	—	—	—	—	—	—	—
Substandard	—	313	941	1,732	4,321	4,193	13	11,513
Doubtful	—	—	—	—	—	—	—	—
Total consumer: 1-4 family residential loans	$66,427	$165,652	$115,532	$57,582	$38,057	$69,596	$9,626	$522,472
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer: auto loans:
Pass	$62,837	$153,144	$63,162	$22,673	$11,154	$4,659	$—	$317,629
Special mention	—	—	—	—	—	—	—	—
Substandard	—	43	265	48	83	58	—	497
Doubtful	—	—	—	—	—	—	—	—
Total consumer: auto loans	$62,837	$153,187	$63,427	$22,721	$11,237	$4,717	$—	$318,126
Current period gross charge-offs	$21	$181	$137	$—	$28	$44	$—	$411

Consumer: other consumer:
Pass	$14,830	$34,453	$13,564	$4,510	$3,316	$7,253	$1,653	$79,579
Special mention	—	—	—	—	—	—	—	—
Substandard	—	22	32	33	36	93	—	216
Doubtful	—	—	—	—	—	—	—	—
Total consumer: other consumer loans	$14,830	$34,475	$13,596	$4,543	$3,352	$7,346	$1,653	$79,795
Current period gross charge-offs	$183	$159	$23	$7	$37	$33	$—	$442

Construction:
Pass	$24,337	$89,551	$21,144	$289	$—	$—	$9,869	$145,190
Special mention	—	—	—	—	—	—	—	—
Substandard	—	223	—	—	—	—	—	223
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	$24,337	$89,774	$21,144	$289	$—	$—	$9,869	$145,413
Current period gross charge-offs	$—	$—	$272	$—	$—	$—	$—	$272

The following table summarizes loans by credit quality indicator at December 31, 2022 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$893,312	$—	$26,046	$—	$919,358
Commercial - specialized	326,987	—	526	—	327,513
Commercial - general	451,639	—	33,144	—	484,783
Consumer:
1-4 family residential	450,034	—	10,090	—	460,124
Auto loans	321,158	—	318	—	321,476
Other consumer	81,109	—	199	—	81,308
Construction	151,995	—	1,524	—	153,519
	$2,676,234	$—	$71,847	$—	$2,748,081

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

The following tables present the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the periods indicated by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost bases of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable

Three Months Ended June 30, 2023
Commercial real estate	$—	$—	$96	$—	$—	$—	$0.01%
Commercial - specialized	118	690	82	—	—	—	0.25%
Commercial - general	—	2,744	453	70	—	39	0.60%
Consumer:
1-4 family	7	192	—	—	—	13	0.04%
Auto loans	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	13	—	0.02%
Construction	—	1,654	—	—	—	—	1.14%
	$125	$5,280	$631	$70	$13	$52	$0.20%
	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable

Six Months Ended June 30, 2023
Commercial real estate	$—	$—	$96	$—	$—	$—	$0.01%
Commercial - specialized	118	690	82	—	—	—	0.25%
Commercial - general	—	4,726	453	113	—	39	0.97%
Consumer:
1-4 family	7	391	—	—	—	13	0.08%
Auto loans	—	39	—	—	—	—	0.01%
Other consumer	—	—	—	—	13	—	0.02%
Construction	—	1,654	—	—	—	—	1.14%
	$125	$7,500	$631	$113	$13	$52	$0.28%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following presents the performance of such loans that have been modified in the six months ended June 30, 2023 (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
June 30, 2023
Commercial real estate	$—	$—	$—
Commercial - specialized	—	—	19
Commercial - general	27	—	1,682
Consumer:
1-4 Family residential	199	—	7
Auto loans	—	—	—
Other consumer	—	—	—
Construction	—	—	—
	$226	$—	$1,708

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended June 30, 2023
Commercial real estate	$—	0.00%	72
Commercial - specialized	—	0.00%	13
Commercial - general	—	2.50%	1320
Consumer:
1-4 Family residential	—	0.25%	16
Auto loans	—	0.00%	—
Other consumer	—	4.75%	—
Construction	—	0.00%	11
	$—	2.50%	729

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Six Months Ended June 30, 2023
Commercial real estate	$—	0.00%	72
Commercial - specialized	—	0.00%	13
Commercial - general	—	1.81%	835
Consumer:
1-4 Family residential	—	0.25%	13
Auto loans	—	0.00%	15
Other consumer	—	4.75%	—
Construction	—	0.00%	11
	$—	1.91%	542

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023 that subsequently defaulted.  Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Prior-period troubled debt restructuring (“TDR”) disclosures

Prior to adopting the new accounting standard on loan modifications, the Company accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession and specific reserves were charged to the ACL if necessary for the amount of estimated credit loss. The following reflects loans that were considered TDRs prior to January 1, 2023. For further information on the Company’s TDR accounting policies, see Note 1, “Summary of Significant Accounting Policies,” to the Company’s audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

The Company had no loans modified as a TDR during the year ended December 31, 2022.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 and $19.5 million at June 30, 2023 and December 31, 2022.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	June 30, 2023	December 31, 2022
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(3,845)	(3,420)
	2,834	3,259

Other intangibles	—	2,972
Less: Accumulated amortization	—	(1,882)
	—	1,090
Other intangible assets, net	$2,834	$4,349

On April 1, 2023, the sale of Windmark was completed, resulting in the removal of goodwill and other intangible assets, net of accumulated amortization, of $193 thousand and $942 thousand, respectively.

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$25,795	$25,425	$27,474	$19,700
Additions	463	930	734	2,180
Valuation adjustment	400	1,150	(1,550)	5,625
Ending balance	$26,658	$27,505	$26,658	$27,505

	June 30,	December 31,
	2023	2022
Mortgage loans serviced for others	$2,025,210	$2,046,490
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.32%	1.34%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	June 30,	December 31,
	2023	2022
Weighted average constant prepayment rate	7.29%	7.47%
Weighted average discount rate	9.65%	9.15%
Weighted average life in years	7.97	7.91

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

As of June 30, 2023, the total amount of subordinated notes outstanding was $76.5 million less approximately $418 thousand of remaining debt issuance costs for a total balance of $76.1 million. As of December 31, 2022, the total amount of subordinated notes outstanding was $76.5 million less approximately $511 thousand of remaining debt issuance costs for a total balance of $76.0 million.

Notes Payable and Other Borrowings
As of June 30, 2023 and December 31, 2022, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2023
Outstanding at beginning of year:	1,354,189	$16.11		$8,973
Granted	47,816	27.46		—
Exercised	(37,720)	15.17		(277)
Forfeited	(1,125)	20.19		(14)
Expired	(2,730)	17.47		(3)

Balance, June 30, 2023	1,360,430	$16.57	5.59	$8,679

Exercisable at end of period	1,144,131	$15.32	4.83	$8,329

Vested at end of period	1,144,131	$15.32	4.83	$8,329

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2023	2022
Expected volatility	39.13% to 39.68%	40.20% to 40.29%
Expected dividend yield	1.74% to 1.90%	1.30%
Expected term (years)	6.1 to 6.3	6.1 to 6.3
Risk-free interest rate	3.91% to 3.98%	1.56% to 1.95%
Weighted average grant date fair value	$10.26	$10.54

The total intrinsic value of options exercised during the six months ended June 30, 2023 and June 30, 2022 was $313 thousand and $74 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2023
Outstanding at beginning of year:	84,342	$26.76
Granted	85,127	25.33
Vested	(38,141)	24.40
Forfeited	(4,050)	25.04

Balance, June 30, 2023	127,278	$26.56

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2023 was $4.0 million and will be recognized over a weighted average remaining period of 1.73 years. The total fair value of restricted stock units vested during each of the six months ended June 30, 2023 and June 30, 2022 was $930 thousand and $488 thousand, respectively.

8.  OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for recorded instruments.

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	June 30, 2023	December 31, 2022
Commitments to grant loans and unfunded commitments under lines of credit	$637,400	$682,296
Standby letters of credit	12,779	13,864

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. The Company had no FHLB letters of credit outstanding at June 30, 2023 or December 31, 2022.

9.  LEASES

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of June 30, 2023 and December 31, 2022, the Company had no finance leases.

The balance sheet components of the Company’s leases are as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right of use assets (included in Other assets)	$8,926	$7,938
Operating lease liabilities (included in Accrued expenses and other liabilities)	9,863	8,897

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $954 thousand and $1.7 million, respectively, for the three and six months ended June 30, 2023. Operating lease costs, including short-term lease costs were $747 thousand and $1,411 million, respectively, for the three and six months ended June 30, 2022.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$546	$492	$1,030	$971
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,215	$—	$2,032	$—

For operating leases the Company’s weighted average remaining lease terms in years and weighted average discount rate was 10.22 and 5.38%, respectively, as of June 30, 2023, and 9.83 and 4.65%, respectively, as of December 31, 2022.

Future undiscounted lease payments at June 30, 2023, under operating lease agreements, are presented below (in thousands).

2023	$955
2024	1,656
2025	1,321
2026	1,259
2027	1,209
Thereafter	6,642
Total minimum lease payments	13,042
Less: Amount representing interest	(3,179)
Lease liabilities	$9,863

As of June 30, 2023, the Company had no additional operating leases that have not yet commenced.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023 and December 31, 2022, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2023 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$597,335	16.75%	$374,384	10.50%	N/A	N/A
City Bank	492,582	13.73%	376,681	10.50%	$358,744	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	476,708	13.37%	303,073	8.50%	N/A	N/A
City Bank	447,754	12.48%	304,932	8.50%	286,995	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	431,708	12.11%	249,589	7.00%	N/A	N/A
City Bank	447,754	12.48%	251,121	7.00%	233,183	6.50%

Tier I Capital to Average Assets:
Consolidated	476,706	11.67%	164,207	4.00%	N/A	N/A
City Bank	447,754	10.97%	164,207	4.00%	204,152	5.00%

December 31, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
City Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
City Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
City Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%

Tier I Capital to Average Assets:
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
City Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2023.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
Interest Rate Contracts	Location	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$1,844	$3,429
Change in fair value of hedged investment securities	Other noninterest expense	(1,866)	(3,450)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$26	$167
Change in fair value of hedged fixed rate loans	Interest income - Loans	(25)	(170)

		Six Months Ended
		June 30,
Interest Rate Contracts	Location	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(810)	$10,178
Change in fair value of hedged investment securities	Other noninterest expense	771	(10,349)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$26	$625
Change in fair value of hedged fixed rate loans	Interest income - Loans	(25)	(633)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$11,803	$508	$9,493	$482
Interest rate swaps related to state and municipal securities	123,760	19,315	123,760	20,125

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
	Location	2023	2022
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$375	$166
Interest rate lock commitments	Net gain (loss) on sales of loans	$(428)	$(940)

		Six Months Ended
		June 30,
	Location	2023	2022
Forward contracts related to mortgage loans held for sale	Net gain (loss) on sales of loans	$94	$(926)
Interest rate lock commitments	Net gain (loss) on sales of loans	$(5)	$117

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$21,000	$78	$23,500	$186
Interest rate lock commitments	32,816	472	27,348,000.00	369

Total included in other assets	$53,816	$550	$50,848	$555

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$6,296	$34	$5,615	$128
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$6,296	$34	$5,615	$128

The Company had received cash collateral of $17.3 million to offset asset derivative positions on its interest rate swaps at June 30, 2023. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at June 30, 2023. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at June 30, 2023. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$29,683	$15,883	$38,927	$30,161

Weighted average common shares outstanding - basic	17,048,432	17,490,706	17,047,578	17,602,798
Effect of dilutive securities:
Stock-based compensation awards	338,083	529,842	390,779	609,638
Weighted average common shares outstanding - diluted	17,386,515	18,020,548	17,438,357	18,212,436

Basic earnings per share	$1.74	$0.91	$2.28	$1.71
Diluted earnings per share	$1.71	$0.88	$2.23	$1.66

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,395	$—	$180,395
Residential mortgage-backed securities	—	310,187	—	310,187
Commercial mortgage-backed securities	—	41,218	—	41,218
Collateralized mortgage obligations	—	67,595	—	67,595
Asset-backed and other amortizing securities	—	17,785	—	17,785
Other securities	—	10,913	—	10,913
Loans held for sale (mandatory)	—	15,516	—	15,516
Mortgage servicing rights	—	—	26,658	26,658
Asset derivatives	—	20,373	—	20,373
Liability derivatives	—	(34)	—	(34)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	18,098	18,098

December 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$225,055	$—	$225,055
Residential mortgage-backed securities	—	328,845	—	328,845
Commercial mortgage-backed securities	—	41,967	—	41,967
Collateralized mortgage obligations	—	75,638	—	75,638
Asset-backed and other amortizing securities	—	19,094	—	19,094
Other securities	—	11,112	—	11,112
Loans held for sale (mandatory)	—	10,038	—	10,038
Mortgage servicing rights	—	—	27,474	27,474
Asset derivatives	—	21,162	—	21,162
Liability derivatives	—	(128)	—	(128)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	4,821	4,821

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three and six months ended June 30, 2023 and 2022.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2023, and December 31, 2022, the Company had no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At June 30, 2023 and December 31, 2022 the aggregate fair value of loans held for sale for mandatory delivery was $15.5 million and $10.0 million, respectively. The aggregate unpaid principal balance as of the same dates was $15.1 million and $9.9 million, respectively, representing differences between fair value and unpaid principal balance of $372 thousand and $163 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at June 30, 2023 and December 31, 2022.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income (Loss). For the three months ended June 30, 2023 and 2022 the net (gain) loss amount totaled $9 thousand and $(471) thousand, respectively. For the six months ended June 30, 2023 and 2022 the net (gain) loss amount totaled $(252) thousand and $1.7 million, respectively

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2023
Non-recurring:
Loans held for investment	$18,098	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,658	Discounted cash flows	Conditional prepayment rate	7.29%
			Discount rate	9.65%

December 31, 2022
Non-recurring:
Loans held for investment	$4,821	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,474	Discounted cash flows	Conditional prepayment rate	7.47%
			Discount rate	9.15%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2023
Financial assets:
Cash and cash equivalents	$295,581	$295,581	$—	$—	$295,581
Loans held for investment, net	2,935,926	—	—	2,868,428	2,868,428
Loans held for sale (best efforts)	6,642	—	6,770	—	6,770
Accrued interest receivable	15,917	—	15,917	—	15,917

Financial liabilities:
Deposits	$3,574,522	$—	$3,573,886	$—	$3,573,886
Accrued interest payable	3,657	—	3,657	—	3,657
Junior subordinated deferrable interest debentures	46,393	—	33,042	—	33,042
Subordinated debt securities	76,054	—	66,910	—	66,910

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2022
Financial assets:
Cash and cash equivalents	$234,883	$234,883	$—	$—	$234,883
Loans held for investment, net	2,708,793	—	—	2,662,609	2,662,609
Loans held for sale (best efforts)	20,365	—	20,745	—	20,745
Accrued interest receivable	16,432	—	16,432	—	16,432

Financial liabilities:
Deposits	$3,406,430	$—	$3,405,222	$—	$3,405,222
Accrued interest payable	2,836	—	2,836	—	2,836
Junior subordinated deferrable interest debentures	46,393	—	34,606	—	34,606
Subordinated debt securities	75,961	—	70,835	—	70,835

14.  SUBSEQUENT EVENTS

Dividend Declaration

On July 20, 2023, the Company’s board of directors declared a cash dividend of $0.13 per share of common stock to be paid on August 14, 2023 to all shareholders of record as of July 31, 2023.

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

●	increased competition for deposits and related changes in deposit customer behavior;
●	the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
●	risks associated with our commercial loan portfolio, including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●
risks associated with the sale of our insurance subsidiary, Windmark Insurance Agency, Inc. d/b/a Windmark Corp Division (“Windmark”) to Alliant Insurance Services, Inc., a California corporation (“Alliant”) and certain post-closing obligations related to such sale;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;

●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
●	risks related to system failures, service denials, cyber-attacks, security breaches and data breaches;
●	our ability to maintain effective internal control over financial reporting;
●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
●
natural disasters, severe weather, acts of god, acts of war or terrorism, outbreaks of hostilities, public health outbreaks (such as the COVID-19 pandemic or any future pandemic), other international or domestic calamities, and other external events or matters beyond our control;

●	uncertainty regarding United States fiscal debt and budget matters;
●	tariffs and trade barriers;
●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters; and

●
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, current and future governmental monetary and fiscal policies, including the uncertain impacts of ongoing quantitative tightening and current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Biden administration.

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

Recent Developments

Economic Conditions

Our financial condition at June 30, 2023, as well as the results of operations for the three and six months ended June 30, 2023, have been impacted by significant increases in market interest rates due to the increases in the prime lending rate since March 2022 by the Federal Reserve in response to the persistent inflationary environment in the United States. In addition, recent events in other parts of the banking industry have brought additional focus on investment securities portfolios, interest rate risk, liquidity management and capital. As a result, we are providing additional information on our deposits and liquidity position at June 30, 2023 to help illustrate the more traditional and stable nature of our banking model compared to other financial institutions who have recently experienced liquidity and capital challenges.

Deposits

Total deposits were $3.57 billion at June 30, 2023, an increase of $168.1 million during the six months ended June 30, 2023. Total deposits were comprised of 31% of noninterest-bearing deposits, 9% of time deposits and 60% of interest-bearing nonmaturity deposits. Retail customers accounted for approximately 45% of total deposits, with commercial and public funds accounting for approximately 45% and 10%, respectively. Our average deposit account size was approximately $36 thousand. An estimated 16% of total deposits were uninsured or uncollateralized at June 30, 2023.

Liquidity

We had available borrowing capacity of $1.82 billion through the FHLB, the FRB’s Discount Window, and access to the FRB’s Term Funding Program (“BTFP”) at June 30, 2023. The unused line with the FHLB was $1.01 billion and the unused line with the FRB was $612 thousand at June 30, 2023. No advances were made on these lines during the first two quarters of 2023. We have not pledged any securities for the BTFP but have approximately $200 million of available securities that can be used as collateral. Additionally, we have uncollateralized lines with multiple banks totaling $140 million at June 30, 2023. These lines are not guaranteed and we are not placing reliance on them.

Divestiture

As previously announced, the Company sold City Bank’s wholly-owned subsidiary, Windmark, to Alliant in an all cash transaction on April 1, 2023. The Company received an aggregate purchase price of $35.5 million in exchange for Windmark’s shares, representing a pre-tax gain of $33.5 million, before approximately $4.5 million in transaction and related incentive-based compensation expenses.

Results of Operations

We had net income of $29.7 million, or $1.71 per diluted common share, for the three months ended June 30, 2023, compared to net income of $15.9 million, or $0.88 per diluted common share for the three months ended June 30, 2022. Return on average equity (annualized) was 31.33% and return on average assets (annualized) was 2.97% for the three months ended June 30, 2023, compared to 16.96% and 1.60%, respectively, for the three months ended June 30, 2022.

We had net income of $38.9 million, or $2.23 per diluted common share for the six months ended June 30, 2023, compared to net income of $30.2 million, or $1.66 per diluted common share for the six months ended June 30, 2022. Return on average equity (annualized) was 21.14% and return on average assets (annualized) was 1.98% for the six months ended June 30, 2023, compared to 15.74% and 1.54%, respectively, for the six months ended June 30, 2022.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$2,894,087	$42,872	5.94%	$2,549,264	$35,420	5.57%
Investment securities – taxable	575,983	5,365	3.74	637,814	3,538	2.22
Investment securities – non-taxable	210,709	1,403	2.67	217,023	1,439	2.66
Other interest-earning assets(2)	149,996	1,484	3.97	329,869	658	0.80
Total interest-earning assets	3,830,775	51,124	5.35	3,733,970	41,055	4.41
Noninterest-earning assets	182,752			238,575
Total assets	$4,013,527			$3,972,545

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,059,182	$12,484	2.43%	$1,903,452	$1,357	0.29%
Time deposits	299,358	1,949	2.61	334,819	960	1.15
Short-term borrowings	325	5	6.17	4	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	76,031	1,013	5.34	75,845	1,013	5.36
Junior subordinated deferrable interest debentures	46,393	789	6.82	46,393	317	2.74
Total interest-bearing liabilities	$2,481,289	$16,240	2.63%	$2,360,513	$3,647	0.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,075,514			$1,171,454
Other liabilities	76,727			64,933
Total noninterest-bearing liabilities	1,152,241			1,236,387
Stockholders’ equity	379,997			375,645
Total liabilities and stockholders’ equity	$4,013,527			$3,972,545

Net interest income		$34,884			$37,408
Net interest spread			2.73%			3.79%
Net interest margin(3)			3.65%			4.02%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$2,836,482	$82,474	5.86%	$2,515,934	$64,799	5.19%
Investment securities – taxable	580,705	10,605	3.68	579,243	5,892	2.05
Investment securities – non-taxable	211,950	2,815	2.68	217,672	2,887	2.67
Other interest-earning assets(2)	155,976	2,979	3.85	398,670	862	0.44
Total interest-earning assets	3,785,113	98,873	5.27	3,711,519	74,440	4.04
Noninterest-earning assets	186,114			250,376
Total assets	$3,971,227			$3,961,895

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,023,869	$22,468	2.24%	$1,920,609	$2,268	0.24%
Time deposits	291,677	3,335	2.31	336,962	1,939	1.16
Short-term borrowings	165	5	6.11	4	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	76,008	2,025	5.37	75,822	2,025	5.39
Junior subordinated deferrable interest debentures	46,393	1,540	6.69	46,393	548	2.38
Total interest-bearing liabilities	$2,438,112	$29,373	2.43%	$2,379,790	$6,780	0.57%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,092,429			$1,137,771
Other liabilities	69,443			57,887
Total noninterest-bearing liabilities	1,161,872			1,195,658
Shareholders’ equity	371,243			386,447
Total liabilities and shareholders’ equity	$3,971,227			$3,961,895

Net interest income		$69,500			$67,660
Net interest spread			2.84%			3.47%
Net interest margin(3)			3.70%			3.68%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2023 over 2022
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,791	$2,661	$7,452
Investment securities – taxable	(343)	2,170	1,827
Investment securities – non-taxable	(42)	6	(36)
Other interest-earning assets	(359)	1,185	826
Total increase (decrease) in interest income	4,047	6,022	10,069

Interest-bearing liabilities:
NOW, Savings, MMDAs	111	11,016	11,127
Time deposits	(102)	1,091	989
Short-term borrowings	—	5	5
Notes payable & other borrowings	—	—	—
Subordinated debt securities	2	(2)	—
Junior subordinated deferrable interest debentures	—	472	472
Total increase (decrease) interest expense:	11	12,582	12,593

Increase (decrease) in net interest income	$4,036	$(6,560)	$(2,524)

	Six Months Ended June 30,
	2023 over 2022
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$8,256	$9,419	$17,675
Investment securities – taxable	15	4,698	4,713
Investment securities – non-taxable	(76)	4	(72)
Other interest-earning assets	(525)	2,642	2,117
Total increase (decrease) in interest income	7,670	16,763	24,433

Interest-bearing liabilities:
NOW, Savings, MMDAs	122	20,078	20,200
Time deposits	(261)	1,657	1,396
Short-term borrowings	—	5	5
Notes payable & other borrowings	—	—	—
Subordinated debt securities	5	(5)	—
Junior subordinated deferrable interest debentures	—	992	992
Total increase (decrease) interest expense:	(134)	22,727	22,593

Increase (decrease) in net interest income	$7,804	$(5,964)	$1,840

Net interest income for the three months ended June 30, 2023 was $34.6 million, compared to $37.1 million for the three months ended June 30, 2022, a decrease of $2.5 million, or 6.8%. The decrease in net interest income was primarily due to $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022. The decrease was partially offset by increased income on interest-earning assets, primarily loans and securities, net of increased funding costs on deposits, as market interest rates continued to rise during the period. This rise in rates is attributed to the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raising their target benchmark interest rate since March 2022 in response to the ongoing inflationary environment in the United States. Average interest-earning assets increased $96.8 million, or 2.6%, to $3.83 billion for the three months ended June 30, 2023 compared to $3.73 billion for the three months ended June 30, 2022. The increase is primarily due to growth in average loans outstanding of $344.8 million, partially offset by a decrease in average interest-bearing cash balances of $179.9 million. The yield on average interest-earning assets, excluding the $4.4 million recoveries noted above, increased 141 basis points from 3.94% for the three months ended June 30, 2022 to 5.35% for the three months ended June 30, 2023. The increase in asset yield from the prior year is primarily a result of increased market interest rates and from deploying excess liquidity from lower yielding interest-earning cash to higher yielding loans. Average interest-bearing liabilities increased $120.8 million, or 5.1%, to $2.48 billion for the three months ended June 30, 2023 compared to $2.36 billion for the three months ended June 30, 2022. The increase is primarily growth in average interest-bearing deposits of $120.3 million due to increased focus on deposits and liquidity. The average cost of interest-bearing liabilities increased 201 basis points to 2.63% for the three months ended June 30, 2023 compared to 0.62% for the three months ended June 30, 2022. The increase is primarily a result of higher deposit funding costs as market interest rates have risen significantly since the start of the second quarter of 2022. These changes caused net interest margin to decline 37 basis points to 3.65% for the three months ended June 30, 2023 from 4.02% for the same three-month period in 2022.

Net interest income for the six months ended June 30, 2023 was $68.9 million, compared to $67.1 million for the six months ended June 30, 2022, an increase of $1.8 million, or 2.8%. The increase in net interest income was primarily due to increased income on interest-earning assets, primarily loans and securities, net of increased funding costs on deposits, as market interest rates continued to rise during the period, which is attributed to the FOMC repeatedly raising their target benchmark interest rate since March 2022. The increase was partially offset by the $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022. Average interest-earning assets increased $73.6 million or 2.0%, to $3.79 billion for the six months ended June 30, 2023 compared to $3.71 billion for the six months ended June 30, 2022. The increase is primarily due to growth in average loans outstanding of $320.5 million, partially offset by a decrease in average interest-bearing cash balances of $242.7 million. The yield on average interest-earning assets, excluding the $4.4 million recoveries noted above, increased 146 basis points from 3.81% for the six months ended June 30, 2022 to 5.27% for the six months ended June 30, 2023. The increase in asset yield from the prior year is a primarily a result of increased market interest rates and from deploying excess liquidity from lower yielding interest-earning cash to higher yielding loans. Average interest-bearing liabilities increased $58.3 million, or 2.5%, to $2.44 billion for the six months ended June 30, 2023 compared to $2.38 billion for the six months ended June 30, 2022. The increase is primarily growth in average interest-bearing deposits of $58.0 million due to increased focus on deposits and liquidity, given recent events in the banking industry. The average cost of interest-bearing liabilities increased 186 basis points to 2.43% for the six months ended June 30, 2023 compared to 0.57% for the six months ended June 30, 2022. The increase is primarily a result of higher deposit funding costs as market rates have risen significantly since the start of the second quarter of 2022. These changes caused net interest margin to increase 2 basis points to 3.70% for the six months ended June 30, 2023 from 3.68% for the same six-month period in 2022.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an allowance for credit losses (“ACL”) through charges to earnings, which are shown in the statements of comprehensive income (loss) as the provision for credit losses. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our ACL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The Company recorded provision for credit losses of $3.7 million for the three months ended June 30, 2023, compared to no provision being recorded for the three months ended June 30, 2022. The provision during the second quarter of 2023 was largely attributable to growth of $190.4 million in loans held for investment and an increase of $1.3 million in specific reserves. The change in specific reserves was primarily related to a previously-classified relationship totaling $13.3 million that was placed on nonaccrual in May 2023. No provision for credit losses were recorded in the second quarter of 2022 based on improved credit metrics in the loan portfolio, specifically in the hotel segment, offset by the organic loan growth experienced during the period.

The Company recorded a provision for credit losses for the six months ended June 30, 2023 of $4.7 million, compared to a negative provision of $2.1 million for the six months ended June 30, 2022. The provision during the six months ended June 30, 2023 was largely attributable to growth of $231.0 million in loans held for investment and the increase of $1.3 million in specific reserves noted above. The negative provision for credit losses in the same period of 2022 was based on improved credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits during the period, as well as a decline in the amount of loans that were actively under a pandemic-related modification experienced during the period.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,745	$1,612	$133	$3,446	$3,385	$61
Income from insurance activities	37	1,577	(1,540)	1,448	3,147	(1,699)
Bank card services and interchange fees	4,043	3,478	565	6,999	6,700	299
Mortgage banking activities	5,258	8,669	(3,411)	7,544	22,306	(14,762)
Investment commissions	420	466	(46)	809	1,012	(203)
Fiduciary income	597	635	(38)	1,197	1,247	(50)
Gain on sale of subsidiary	33,488	—	33,488	33,488	—	33,488
Other income and fees(1)	1,524	2,398	(874)	2,872	4,735	(1,863)
Total noninterest income	$47,112	$18,835	$28,277	$57,803	$42,532	$15,271

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Noninterest income for the three months ended June 30, 2023 was $47.1 million, compared to $18.8 million for the three months ended June 30, 2022, an increase of $28.3 million, or 150.1%. Significant changes in the components of noninterest income are detailed below.

Gain on sale of subsidiary - A $33.5 million gain from the sale of Windmark was recorded in the second quarter of 2023.

Mortgage banking activities - Income from mortgage banking activities decreased $3.4 million, or 39.3%, to $5.3 million for the three months ended June 30, 2023 from $8.7 million for the three months ended June 30, 2022. This decrease was mainly the result of mortgage loan originations declining $74.5 million, or 36.0%, in the current year period as compared to the prior year period as mortgage interest rates have risen and refinance activity, which was still occurring in the second quarter of 2022, has subsided.

Income from insurance activities - Due to the sale of Windmark, there was a decline of $1.5 million in income from insurance activities for the three months ended June 30, 2023 as compared to the same period in 2022.

Other income and fees - Other noninterest income and fees were increased for the three months ended June 30, 2022 from earnings on an SBIC investment of $940 thousand.

Noninterest income for the six months ended June 30, 2023 was $57.8 million, compared to $42.5 million for the six months ended June 30, 2022, an increase of $15.3 million, or 35.9%. Significant changes in the components of noninterest income are detailed below.

Gain on sale of subsidiary - A $33.5 million gain from the sale of Windmark was recorded in the second quarter of 2023.

Mortgage banking activities - Income from mortgage banking activities decreased $14.8 million, or 66.2%, to $7.5 million for the six months ended June 30, 2023 from $22.3 million for the six months ended June 30, 2022. This decrease was primarily a result of a decrease of $223.0 million, or 50.4%, in mortgage loan originations in the current year period as compared to the prior year period as mortgage interest rates have risen and refinance activity, which was still occurring in the first and second quarters of 2022, has subsided. There was also a $1.6 million decrease in the fair value of the Company’s mortgage servicing rights portfolio for the six months ended June 30, 2023 as compared to a $5.6 million increase for the same period in 2022, given the increase in market interest rates during the period.

Income from insurance activities - Due to the sale of Windmark, there was a decline of $1.7 million in income from insurance activities for the six months ended June 30, 2023 as compared to the same period in 2022.

Other income and fees - Other noninterest income and fees were increased in the six months ended June 30, 2022 from earnings on SBIC investments of $1.8 million.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,437	$21,990	$1,447	$42,691	$44,693	$(2,002)
Occupancy expense, net	4,303	4,033	270	8,135	7,770	365
Professional services	1,716	2,647	(931)	3,364	5,272	(1,908)
Marketing and development	784	758	26	1,720	1,478	242
IT and data services	888	941	(53)	1,752	1,994	(242)
Bankcard expenses	1,316	1,328	(12)	2,668	2,651	17
Appraisal expenses	301	508	(207)	579	1,073	(494)
Loss on sale of securities	3,409	—	3,409	3,409	—	3,409
Other expenses(1)	4,345	3,851	494	8,542	9,049	(507)
Total noninterest expense	$40,499	$36,056	$4,443	$72,860	$73,980	$(1,120)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, supplies, and insurance.

Noninterest expense for the three months ended June 30, 2023 was $40.5 million compared to $36.1 million for the three months ended June 30, 2022, an increase of $4.4 million, or 12.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $1.4 million, or 6.6%, from $22.0 million for the three months ended June 30, 2022 to $23.4 million for the three months ended June 30, 2023. This increase was primarily driven by $4.3 million of Windmark transaction and related incentive-based compensation expenses incurred in the second quarter of 2023. The increase was offset to an extent by approximately $1.1 million in lower mortgage personnel costs, due to the reduction in mortgage loan originations and operations, and also lower core Windmark personnel costs of $876 thousand due to the sale.

Professional services - Professional services decreased $931 thousand during the three months ended June 30, 2023, as compared to the same period in 2022, primarily from a reduction of approximately $800 thousand in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022. This decrease was partially offset by $188 thousand in Windmark transaction expenses.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses - The FDIC assessment increased $414 thousand for the three months ended June 30, 2023 compared to the same period in 2022. The increase was due to an increase in assessment rates charged by the FDIC and growth in the Company’s assessment base.

Noninterest expense for the six months ended June 30, 2023 was $72.9 million, compared to $74.0 million for the six months ended June 30, 2022, a decrease of $1.1 million, or 1.5%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $2.0 million, or 4.5%, from $44.7 million for the six months ended June 30, 2022 to $42.7 million for the six months ended June 30, 2023. This was primarily driven by approximately $4.1 million in lower mortgage personnel costs, due to the reduction in mortgage loan originations and operations, and also lower core Windmark personnel costs of $876 thousand due to the sale. This decrease was offset to an extent by $4.3 million of Windmark transaction and related incentive-based compensation expenses incurred in the second quarter of 2023.

Professional services - Professional services decreased $1.9 million during the six months ended June 30, 2023, as compared to the same period in 2022, primarily from a reduction of $1.5 million in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022. This decrease was partially offset by $200 thousand in Windmark transaction expenses.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses - Other variable mortgage-based expenses also declined during the six months ended June 30, 2023, as compared to the same period in 2022, as mortgage originations declined. Additionally, the FDIC assessment increased $527 thousand as the assessment rates charged by the FDIC were increased and growth in the assessment base for the six months ended June 30, 2023 as compared to the same period in 2022.

Financial Condition

Our total assets increased $206.1 million, or 5.2%, to $4.15 billion at June 30, 2023, compared to $3.94 billion at December 31, 2022. Our gross loans held for investment increased $231.0 million, or 8.4%, to $2.98 billion at June 30, 2023, compared to $2.75 billion at December 31, 2022. Our securities portfolio decreased $73.6 million, or 10.5%, to $628.1 million at June 30, 2023, compared to $701.7 million at December 31, 2022. Total deposits increased $168.1 million, or 4.9%, to $3.57 billion at June 30, 2023, compared to $3.41 billion at December 31, 2022.

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

Loans held for investment increased $231.0 million, or 8.4%, to $2.98 billion at June 30, 2023, compared to $2.75 billion at December 31, 2022. This increase in our loans was primarily the result of organic net loan growth based on strong loan demand. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and commercial loans.

The following table shows the contractual maturities of our loans held for investment portfolio at June 30, 2023:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$80,751	$551,463	$289,930	$84,765	$1,006,909
Commercial - specialized	100,047	136,385	65,755	53,065	355,252
Commercial - general	101,110	170,772	151,505	127,709	551,096
Consumer:
1-4 family residential	38,427	100,289	74,985	308,771	522,472
Auto loans	2,975	185,380	129,771	—	318,126
Other consumer	7,940	48,656	23,199	—	79,795
Construction	133,744	3,178	477	8,014	145,413
Total loans	$464,994	$1,196,123	$735,622	$582,324	$2,979,063

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of June 30, 2023:
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$436,571	$489,587
Commercial - specialized	82,419	172,786
Commercial - general	168,989	280,997
Consumer:
1-4 family residential	293,950	190,095
Auto loans	315,151	—
Other consumer	71,855	—
Construction	1,141	10,528
Total loans	$1,370,076	$1,143,993

At June 30, 2023, there was $1.42 billion in adjustable rate loans, with $669.5 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $466.6 million will reprice immediately upon changes in the underlying index rate, with the remaining $202.9 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 64.4% of our loans were secured by real property as of June 30, 2023, compared to 69.8% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 38.7% of loans held for investment as of June 30, 2023 and represented 38.7% of loans held for investment as of December 31, 2022. Further, these loans are geographically diversified, primarily throughout the State of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $87.6 million, or 9.5%, to $1.0 billion as of June 30, 2023 from $919.4 million as of December 31, 2022. The increase was primarily driven by an increase of $52.4 million in multifamily property loans and a growth of $49.8 million in other income-producing commercial real estate loans.

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

Commercial general loans increased $66.3 million, or 13.7%, to $551.1 million as of June 30, 2023 from $484.8 million as of December 31, 2022. The increase in commercial general loans was primarily due to organic loan growth in service-based commercial loans and more broadly throughout general commercial loans.

Commercial specialized loans increased $27.7 million, or 8.5%, to $355.3 million as of June 30, 2023 from $327.5 million as of December 31, 2022. This increase was primarily due to the funding of $18.1 million in seasonal agricultural production loans and growth of $15.6 million in direct energy loans, partially offset by a net reduction of $$9.4 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $57.5 million, or 6.7%, to $920.4 million as of June 30, 2023, from $862.9 million as of December 31, 2022. The increase in these loans was primarily a result of a $62.3 million increase in residential mortgage loans, partially offset by a $3.4 million decrease in consumer auto loans. As of June 30, 2023, our consumer loan portfolio was comprised of $522.5 million in 1-4 family residential loans, $318.1 million in auto loans, and $79.8 million in other consumer loans.

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

Construction loans decreased $8.1 million, or 5.3%, to $145.4 million as of June 30, 2023 from $153.5 million as of December 31, 2022. The decrease resulted from contraction after higher demand for residential construction as a result of home shortages in many of our markets peaked in the first quarter of 2023.

Non-owner occupied office real estate loans are included in commercial real estate loans and totaled $129.2 million at June 30, 2023. Owner occupied office real estate loans are included in commercial loans and totaled $53.0 million at June 30, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$637,400	$682,296
Standby letters of credit	12,779	13,864
Total	$650,179	$696,160

Allowance for Credit Losses for Loans

The ACL provides a reserve against which loan losses are charged for current expected credit losses. Management evaluates the appropriate level of the ACL on a quarterly basis. The analysis takes into consideration the results of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to underwriting and documentation standards. Additional allowances are provided to those loans which appear to represent a greater than normal exposure to risk. The quality of the loan portfolio and the adequacy of the ACL is assessed by regulatory examinations and the Company’s internal and external loan reviews. The ACL consists of two elements: (1) specific valuation allowances established for expected losses on specifically analyzed loans and (2) collective valuation allowances calculated using comparable and quantifiable information from both internal and external sources about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments.

To determine the adequacy of the ACL on loans, the Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans. The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio. Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the risk of the loan portfolio. The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio. The estimated credit loss for each loan is adjusted based on one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments. Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating. After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of a one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the through the cycle expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment. In addition to the loan level evaluations, nonaccrual loans with a balance of $250 thousand or more are individually analyzed based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

Effective January 1, 2023, we adopted the CECL model and recognized a cumulative effect adjustment to the ACL for loans and off-balance sheet credit exposures of $1.3 million. The CECL model requires recording life-of-loan projected losses in the loan portfolio based on future economic events and related loan portfolio credit performance. The prior accounting standard recorded reserves based on incurred losses at the balance sheet date.

The ACL for loans was $43.1 million at June 30, 2023, compared to $39.3 million at December 31, 2022, an increase of $3.8 million, or 9.8%. The increase is primarily a result of a provision for loan losses of $4.7 million being recorded during the six months ended June 30, 2023 largely attributable to growth of $231.0 million in loans held for investment and the increase of $1.3 million in specific reserves noted previously. Nevertheless, concerns regarding forecasted economic conditions continue to worsen due to the rising interest rate environment and persistent high inflation levels in the United States, and provisions for loan losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average loans outstanding during the periods
Commercial real estate	$942,296	$797,490	$929,207	$774,253
Commercial – specialized	342,519	345,980	330,903	350,050
Commercial – general	537,015	477,286	514,729	474,892
Consumer:
1-4 family residential	506,630	384,846	491,399	386,417
Auto loans	319,875	279,113	320,978	261,605
Other consumer	80,760	85,421	80,474	82,233
Construction	143,832	146,713	146,074	145,820
Loans held for sale	21,160	32,415	22,718	40,664
Total average loans outstanding during the periods	$2,894,087	$2,549,264	$2,836,482	$2,515,934

Net charge-offs (recoveries) during the periods
Commercial real estate	$—	$(393)	$—	$(418)
Commercial – specialized	(18)	(9)	(80)	(5)
Commercial – general	108	(127)	246	58
Consumer:
1-4 family residential	(2)	(1)	(3)	38
Auto loans	146	37	324	77
Other consumer	149	191	254	312
Construction	—	166	272	166
Total net charge-offs (recoveries) during the periods	$383	$(136)	$1,013	$228

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	(0.05)%	0.00%	(0.05)%
Commercial – specialized	(0.01)%	0.00%	(0.02)%	0.00%
Commercial – general	0.02%	(0.03)%	0.05%	0.01%
Consumer:
1-4 family residential	0.00%	0.00%	0.00%	0.01%
Auto loans	0.05%	0.01%	0.10%	0.03%
Other consumer	0.18%	0.22%	0.32%	0.38%
Construction	0.00%	0.11%	0.19%	0.11%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.01%	(0.01)%	0.04%	0.01%

The following table provides other loan data as of the dates indicated.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Total loans held for investment outstanding	$2,979,063	$2,748,081
Nonaccrual loans	$16,561	$5,802
Allowance for credit losses	$43,137	$39,288

Ratio of allowance to total loans held for investment	1.45%	1.43%
Ratio of allowance to nonaccrual loans	260.47%	677.15%
Ratio of nonaccrual loans to total loans held for investment	0.56%	0.21%

Net charge-offs (recoveries) totaled $383 thousand and were 0.05% (annualized) of average loans outstanding for the three months ended June 30, 2023, compared to $(136) thousand and (0.02)% (annualized) for the three months ended June 30, 2022. Net charge-offs totaled $1.0 million and were 0.07% (annualized) of average loans outstanding for the six months ended June 30, 2023, compared to $228 thousand and 0.02% (annualized) for the six months ended June 30, 2022. There was a $400 thousand recovery on a commercial tenant relationship in the second quarter of 2022 that affected both of the period comparisons. The allowance for loan losses as a percentage of loans held for investment was 1.45% at June 30, 2023 and 1.43% at December 31, 2022.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$14,501	33.6%	$13,029	33.1%
Commercial – specialized	4,154	9.7	3,425	8.7
Commercial – general	7,637	17.7	9,215	23.5
Consumer:
1-4 family residential	8,851	20.5	6,194	15.8
Auto loans	3,900	9.0	3,926	10.0
Other consumer	1,107	2.6	1,376	3.5
Construction	2,987	6.9	2,123	5.4
Total allowance for credit losses	$43,137	100.0%	$39,288	100.0%

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

At June 30, 2023, our total nonaccrual loans were $16.6 million, or 0.56% of total loans held for investment, as compared to $5.8 million, or 0.21% of total loans held for investment, at December 31, 2022. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of June 30, 2023 to cover any probable loss. One relationship totaling $13.3 million was placed on nonaccrual during the second quarter of 2023 with a specific reserve of $1.3 million based on the borrower beginning asset liquidation. The borrower has continued with payment performance and we expect material reductions of principal in the third quarter 2023. Additionally, the Company had two credits totaling $2.9 million that were removed from nonaccrual status during the second quarter of 2023 as a result of principal paydowns, improved cash flow, and continued sustained payment performance.

Nonperforming loans were $21.0 million at June 30, 2023 and $7.8 million at December 31, 2022.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other than insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL for loans. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. In some cases, the Company provides multiple types of concessions on one loan. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL for loans is adjusted by the same amount.

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

Our securities portfolio decreased $73.6 million, or 10.5%, to $628.1 million at June 30, 2023, compared to $701.7 million at December 31, 2022. The decrease was primarily due to $76.6 million in sales, maturities, prepayments, and calls at June 30, 2023 as compared to December 31, 2022. The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million. The average book yield of these securities was approximately 2.71%. The proceeds from the sale were used to help fund loan growth during the quarter.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the three months ended June 30, 2023, the fair value of the Company’s available for sale securities declined by $3.7 million. At June 30, 2023, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no losses have been recognized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of June 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,628	3.49%	$5,387	1.93%	$5,405	2.10%	$193,415	2.29%
Residential mortgage-backed securities	34	1.29%	2,311	2.01	2,368	2.43	361,494	2.20
Commercial mortgage-backed securities	—	—	—	—	48,533	2.22	—	—
Commercial collateralized mortgage obligations	—	—	—	—	72,823	5.71	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,539	2.94	17,990	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$2,662	3.47%	$7,698	1.95%	$142,668	4.20%	$572,899	2.25%

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,898	3.43%	$8,663	2.17%	$7,508	2.22%	$241,360	2.24%
Residential mortgage-backed securities	3	1.90%	3,037	1.88	3,993	2.37	379,750	2.22
Commercial mortgage-backed securities	—	—	—	—	49,161	2.21	—	—
Commercial collateralized mortgage obligations	—	—	—	—	76,189	4.89	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,689	2.93	19,218	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,901	3.43%	$11,700	2.09%	$150,540	3.76%	$640,328	2.24%

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

Total deposits at June 30, 2023 were $3.57 billion, representing an increase of $168.1 million, or 4.9%, compared to $3.41 billion at December 31, 2022. The increase in total deposits since December 31, 2022 is primarily due to organic growth. The growth was largely in brokered deposits, which grew $81 million, and in public fund deposits, which grew approximately $45 million. As of June 30, 2023, 30.8% of total deposits were comprised of noninterest-bearing demand accounts, 60.2% of interest-bearing non-maturity accounts and 9.0% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,100,767	30.8%	$1,150,488	33.8%
NOW and other transaction accounts	400,779	11.2	350,910	10.3
Money market and other savings	1,751,029	49.0	1,618,833	47.5
Time deposits	321,947	9.0	286,199	8.4
Total deposits	$3,574,522	100.0%	$3,406,430	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended June 30,
	2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,075,514	0.00%	$1,171,454	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	307,171	2.24%	352,350	0.25%
Savings accounts	147,533	0.59%	147,535	0.11%
Money market accounts	1,604,478	2.64%	1,403,567	0.31%
Time deposits	299,358	2.61%	334,819	1.15%
Total interest-bearing deposits	2,358,540	2.45%	2,238,271	0.39%
Total deposits	$3,434,054	1.69%	$3,409,725	0.27%

	Six Months Ended June 30,
	2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,092,429	0.00%	$1,137,771	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	321,199	1.95%	363,796	0.17%
Savings accounts	149,743	0.83%	148,276	0.10%
Money market accounts	1,552,927	2.44%	1,408,536	0.27%
Time deposits	291,677	2.31%	336,962	1.16%
Total interest-bearing deposits	2,315,546	2.25%	2,257,570	0.38%
Total deposits	$3,407,975	1.53%	$3,395,341	0.25%

The scheduled maturities of time deposits as of June 30, 2023 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$3,610	$8,927	$36,665	$19,974	$69,176

The estimated amount of uninsured and uncollateralized deposits as of June 30, 2023 was $576.9 million. This represented approximately 16% of total deposits and excludes collateralized public fund deposits.

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest. Time deposits in amounts of more than $250 thousand totaled $130.4 million at June 30, 2023.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2023 and December 31, 2022, we had total remaining borrowing capacity from the FHLB of $1.01 billion and $920.2 million, respectively.

We had no FHLB borrowings during the six months ended June 30, 2023 or 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $611.7 million and $648.3 million at June 30, 2023 and December 31, 2022, respectively.

We had no long-term FRB borrowings during the six months ended June 30, 2023 or 2022.

In addition, we have access to the FRB’s BTFP. As of June 30, 2023, the Company has not pledged any securities for the BTFP but has approximately $200 million of available securities that can be used as collateral for additional borrowings through the program.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and 160.0 million as of June 30, 2023 and December 31, 2022, respectively. The lines of credit were not used, other than testing, during the three or six months ended June 30, 2023 or the three or six months ended June 30, 2022.

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

As of June 30, 2023, the total amount of subordinated debt outstanding was $76.5 million less approximately $418 thousand of remaining debt issuance costs for a total balance of $76.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2023 and December 31, 2022. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of June 30, 2023, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. LIBOR + 265 bps; 7.47%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. LIBOR + 139 bps; 6.26%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. LIBOR + 150 bps; 6.37%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2023.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At June 30, 2023, the Bank had the capacity to borrow additional funds from the FHLB and Federal Reserve discount window of up to approximately $1.01 billion and $611.7 million, respectively.

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

Capital

Total stockholders’ equity increased to $392.0 million as of June 30, 2023, compared to $357.0 million as of December 31, 2022, an increase of $35.0 million, or 9.8%. The increase from December 31, 2022 was primarily the result of $38.9 million in net earnings for the six months ended June 30, 2023 and an increase in accumulated other comprehensive income (“AOCI”) of $3.3 million, net of tax, partially offset by repurchases of common stock of $2.5 million and $4.4 million of dividends paid. The increase in AOCI was attributed to the increase in fair value of our available for sale securities and fair value hedges, net of tax, as a result of some moderation in the rising interest rate environment during the period.

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

At June 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. Management believes that no conditions or events have occurred since June 30, 2023 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$597,335	16.75%	$559,094	16.58%
Tier 1 capital (to risk-weighted assets)	476,708	13.37	443,265	13.15
CET 1 capital (to risk-weighted assets)	431,708	12.11	398,265	11.81
Tier 1 capital (to average assets)	476,706	11.67	443,265	11.03

City Bank:
Total capital (to risk-weighted assets)	$492,582	13.73%	$454,427	13.48%
Tier 1 capital (to risk-weighted assets)	447,754	12.48	414,559	12.30
CET 1 capital (to risk-weighted assets)	447,754	12.48	414,559	12.30
Tier 1 capital (to average assets)	447,754	10.97	414,559	10.32

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

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, we repurchased 112,954 shares of common stock for a total of $2.5 million. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2023	December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(4.23)%	(1.50)%
+200	(2.76)%	(0.96)%
+100	(1.31)%	(0.61)%
-100	1.41%	(1.50)%
-200	2.83%	(2.81)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Total stockholders’ equity	$392,029	$357,014
Less: Goodwill and other intangibles	(22,149)	(23,857)
Tangible common equity	$369,880	$333,157

Total assets	$4,150,129	$3,944,063
Less: Goodwill and other intangibles	(22,149)	(23,857)
Tangible assets	$4,127,980	$3,920,206

Shares outstanding	16,952,072	17,027,197

Total stockholders’ equity to total assets	9.45%	9.05%
Tangible common equity to tangible assets	8.96%	8.50%
Book value per share	$23.13	$20.97
Tangible book value per share	$21.82	$19.57

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the 2022 Annual Report on Form 10-K or the Company’s consolidated financial statements as of June 30, 2023.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below. Beginning January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of the reasonable and supportable assumptions used for the economic forecast and qualitative adjustment risks. In addition, controls were modified to require final approval of the allowance for credit losses estimate to a chartered committee within the Company. Finally, there were new controls established over the Company’s loan scorecard process.

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

Issuer Purchases of Equity Securities

On May 5, 2023, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “Program”). The shares may be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the Program and the timing and exact amount of any repurchases will depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date of May 5, 2024.

The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2023.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
May 2023	41,971	$21.37	$896,788	$14,103,212
June 2023	70,983	23.26	1,651,332	12,451,880
Total	112,954

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2023, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Securities Purchase Agreement, dated April 1, 2023, by and among South Plains Financial, Inc., City Bank and Alliant Insurance Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023) (File No. 001-38895).

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 7, 2023	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 7, 2023	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer