Form 10-Q
period 2023-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2023-11-08
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 3, 2023, the registrant had 16,482,279 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$44,583	$61,613
Interest-bearing deposits in banks	307,841	173,270
Cash and cash equivalents	352,424	234,883
Securities available for sale	584,969	701,711
Loans held for sale ($14,496 and $10,038 at fair value at September 30, 2023 and December 31, 2022, respectively)	20,273	30,403
Loans held for investment	2,993,563	2,748,081
Allowance for credit losses on loans	(42,075)	(39,288)
Loans held for investment, net	2,951,488	2,708,793
Accrued interest receivable	17,672	16,432
Premises and equipment, net	56,391	56,337
Bank-owned life insurance	74,104	73,174
Goodwill	19,315	19,508
Intangible assets, net	2,621	4,349
Mortgage servicing rights	27,749	27,474
Deferred tax asset, net	28,135	22,818
Other assets	51,299	48,181
Total assets	$4,186,440	$3,944,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,046,253	$1,150,488
Interest-bearing	2,574,361	2,255,942
Total deposits	3,620,614	3,406,430
Accrued expenses and other liabilities	71,617	58,265
Subordinated debt	76,100	75,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,814,724	3,587,049

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,600,442 and 17,027,197 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	16,600	17,027
Additional paid-in capital	102,633	112,834
Retained earnings	337,076	292,261
Accumulated other comprehensive loss	(84,593)	(65,108)
Total stockholders’ equity	371,716	357,014
Total liabilities and stockholders’ equity	$4,186,440	$3,944,063

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$46,242	$34,463	$128,703	$99,260
Securities:
Taxable	5,422	4,224	16,027	10,142
Non-taxable	833	1,128	3,057	3,409
Federal funds sold and interest-bearing deposits in banks	4,031	1,293	7,010	2,129
Total interest income	56,528	41,108	154,797	114,940
Interest expense:
Deposits	18,965	4,537	44,768	8,744
Notes payable & other borrowings	—	—	5	—
Subordinated debt	1,012	1,012	3,037	3,037
Junior subordinated deferrable interest debentures	862	457	2,402	1,005
Total interest expense	20,839	6,006	50,212	12,786
Net interest income	35,689	35,102	104,585	102,154
Provision for credit losses	(700)	(782)	4,010	(2,867)
Net interest income, after provision for credit losses	36,389	35,884	100,575	105,021
Noninterest income:
Service charges on deposit accounts	1,840	1,764	5,286	5,149
Income from insurance activities	30	4,856	1,478	8,003
Net gain on sales of loans	2,631	4,452	9,077	17,924
Bank card services and interchange fees	3,157	3,156	10,156	9,856
Other mortgage banking income	1,971	1,836	3,069	10,670
Investment commissions	430	391	1,239	1,403
Fiduciary fees	582	568	1,779	1,815
Gain on sale of subsidiary	290	—	33,778	—
Other	1,346	3,914	4,218	8,649
Total noninterest income	12,277	20,937	70,080	63,469
Noninterest expense:
Salaries and employee benefits	18,709	22,927	61,400	67,620
Occupancy and equipment, net	4,111	4,132	12,246	11,902
Professional services	1,560	2,523	4,924	7,795
Marketing and development	853	913	2,573	2,391
IT and data services	818	908	2,570	2,902
Bank card expenses	1,451	1,399	4,119	4,050
Appraisal expenses	283	359	862	1,432
Realized loss on sale of securities	—	—	3,409	—
Other	3,704	4,240	12,246	13,289
Total noninterest expense	31,489	37,401	104,349	111,381
Income before income taxes	17,177	19,420	66,306	57,109
Income tax expense	3,683	3,962	13,885	11,490
Net income	$13,494	$15,458	$52,421	$45,619

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share:
Basic	$0.80	$0.89	$3.09	$2.61
Diluted	$0.78	$0.86	$3.01	$2.52

Net income	$13,494	$15,458	$52,421	$45,619
Other comprehensive loss:
Unrealized losses on securities available for sale	(30,907)	(39,102)	(29,393)	(126,076)
Less: Change in fair value on hedged state and municipal securities	2,091	5,332	1,320	15,681
Reclassification adjustment for loss on sale of securities	—	—	3,409	—
Tax effect	6,051	7,092	5,179	23,183
Other comprehensive loss	(22,765)	(26,678)	(19,485)	(87,212)
Comprehensive income (loss)	$(9,271)	$(11,220)	$32,936	$(41,593)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30,
Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	45,619	—	45,619
Cash dividends declared - $0.34 per share	—	—	—	(5,973)	—	(5,973)
Other comprehensive loss	—	—	—	—	(87,212)	(87,212)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Exercise of employee stock options and vesting of restricted stock units, net of 16,255 shares for cashless exercise and net of 11,126 shares for taxes	34,010	34	(319)	—	—	(285)
Repurchases of common stock	(729,613)	(729)	(18,197)	—	—	(18,926)
Stock-based compensation	—	—	1,866	—	—	1,866
Balance at September 30, 2022	17,064,640	$17,065	$116,565	$281,679	$(73,510)	$341,799

Balance at December 31, 2022	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	52,421	—	52,421
Cash dividends declared - $0.39 per share	—	—	—	(6,609)	—	(6,609)
Other comprehensive loss	—	—	—	—	(19,485)	(19,485)
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Exercise of employee stock options and vesting of restricted stock units, net of 26,872 shares for cashless exercise and net of 15,769 shares for taxes	40,720	40	(433)	—	—	(393)
Repurchases of common stock	(467,475)	(467)	(11,393)	—	—	(11,860)
Stock-based compensation	—	—	1,625	—	—	1,625
Balance at September 30, 2023	16,600,442	$16,600	$102,633	$337,076	$(84,593)	$371,716

Three Months Ended September 30,
Balance at June 30, 2022	17,417,094	$17,417	$125,332	$268,305	$(46,832)	$364,222
Net income	—	—	—	15,458	—	15,458
Cash dividends declared - $0.12 per share	—	—	—	(2,084)	—	(2,084)
Other comprehensive loss	—	—	—	—	(26,678)	(26,678)
Exercise of employee stock options and vesting of restricted stock units, net of 11,431 shares for cashless exercise and net of 3,997 shares for taxes	13,673	14	(104)	—	—	(90)
Repurchases of common stock	(366,127)	(366)	(9,352)	—	—	(9,718)
Stock-based compensation	—	—	689	—	—	689
Balance at September 30, 2022	17,064,640	$17,065	$116,565	$281,679	$(73,510)	$341,799

Balance at June 30, 2023	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029
Net income	—	—	—	13,494	—	13,494
Cash dividends declared - $0.13 per share	—	—	—	(2,190)	—	(2,190)
Other comprehensive loss	—	—	—	—	(22,765)	(22,765)
Exercise of employee stock options and vesting of restricted stock units, net of 2,732 shares for cashless exercise and net of 1,877 shares for taxes	2,891	2	(53)	—	—	(51)
Repurchases of common stock	(354,521)	(354)	(8,958)	—	—	(9,312)
Stock-based compensation	—	—	511	—	—	511
Balance at September 30, 2023	16,600,442	$16,600	$102,633	$337,076	$(84,593)	$371,716

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$52,421	$45,619
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,010	(2,867)
Provision for foreclosed asset losses	97	—
Depreciation and amortization	4,784	5,277
Accretion and amortization	2,731	3,089
Other gains, net	(248)	(65)
Gain on sale of subsidiary	(33,778)	—
Loss on sale of securities	3,409	—
Net gain on sales of loans	(9,077)	(17,924)
Proceeds from sales of loans held for sale	339,220	659,061
Loans originated for sale	(321,163)	(594,246)
Deferred income tax expense	128	2,093
Earnings on bank-owned life insurance	(930)	(896)
Stock-based compensation	1,625	1,866
Change in valuation of mortgage servicing rights	875	(6,030)
Net change in:
Accrued interest receivable and other assets	(4,744)	(2,734)
Accrued expenses and other liabilities	12,619	26,702
Net cash provided by operating activities	51,979	118,945

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(176,713)
Sales	52,828	—
Maturities, prepayments, and calls	31,930	60,772
Loan originations and principal collections, net	(247,869)	(252,828)
Purchases of premises and equipment	(4,682)	(3,294)
Proceeds from sales of premises and equipment	939	245
Proceeds from sale of subsidiary	36,080	—
Proceeds from sales of foreclosed assets	1,014	1,884
Net cash used in investing activities	(129,760)	(369,934)

Cash flows from financing activities:
Net change in deposits	214,184	119,314
Payments to tax authorities for stock-based compensation	(393)	(285)
Cash dividends paid on common stock	(6,609)	(5,973)
Payments to repurchase common stock	(11,860)	(18,926)
Net cash provided by financing activities	195,322	94,130

Net change in cash and cash equivalents	117,541	(156,859)
Beginning cash and cash equivalents	234,883	486,821
Ending cash and cash equivalents	$352,424	$329,962

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$49,406	$12,953
Income taxes paid	16,231	8,488
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$1,012	$465
Premises and equipment transferred to other real estate owned	172	—
Additions to mortgage servicing rights	1,150	2,694

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of September 30, 2023:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (SPFCT) III-V	Non-bank subsidiaries

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”) through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.8 million. The purchase price may be increased by the net amount of Windmark working capital as provided in the Agreement. This transaction did not meet the criteria for discontinued operations reporting.

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. The CECL model also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in sales type and direct financing leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, Topic 326 made changes to the accounting for securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on securities available for sale management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted the CECL model effective January 1, 2023 using the modified retrospective approach. As a result, the Company recognized a one-time, after tax cumulative effect debit adjustment of $997 thousand to retained earnings, increased the ACL for loans by approximately $ thousand and increased the ACL for off-balance sheet credit exposures by approximately $1.2 million.  Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

The ACL is evaluated on a quarterly basis by management. The Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans at January 1 and September 30, 2023.  The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio.  Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the credit risk of the loan portfolio.  The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio.  The estimated credit loss for each loan is adjusted based on its one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and reasonable and supportable forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments.  Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating.  After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year forecast period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the life of loan expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no goodwill impairment recorded for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30,2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Available for sale:
State and municipal	$203,433	$—	$(42,860)	$—	$160,573
Residential mortgage-backed securities	358,405	—	(73,054)	—	285,351
Commercial mortgage-backed securities	48,219	—	(8,505)	—	39,714
Commercial collateralized mortgage obligations	72,612	—	(659)	—	71,953
Asset-backed and other amortizing securities	19,041	—	(2,278)	—	16,763
Other securities	12,000	—	(1,385)	—	10,615
	$713,710	$—	$(128,741)	$—	$584,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
State and municipal	$259,429	$27	$(34,401)	$225,055
Residential mortgage-backed securities	386,783	—	(57,938)	328,845
Commercial mortgage-backed securities	49,161	—	(7,194)	41,967
Commercial collateralized mortgage obligations	76,189	—	(551)	75,638
Asset-backed and other amortizing securities	20,907	—	(1,813)	19,094
Other securities	12,000	—	(888)	11,112
	$804,469	$27	$(102,785)	$701,711

The amortized cost and estimated fair value of securities at September 30, 2023 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$736	$736
After 1 year through 5 years	6,142	5,830
After 5 years through 10 years	16,918	15,402
After 10 years	191,637	149,221
Other	498,277	413,780
	$713,710	$584,969

At both September 30, 2023 and December 31, 2022, the Company had no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $400.2 million and $464.1 million at September 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
State and municipal	$2,326	$52	$158,247	$42,808	$160,573	$42,860
Residential mortgage-backed securities	9	—	285,342	73,054	285,351	73,054
Commercial mortgage-backed securities	—	—	39,714	8,505	39,714	8,505
Commercial collateralized mortgage obligations	—	—	71,953	659	71,953	659
Asset-backed and other amortizing securities	—	—	16,763	2,278	16,763	2,278
Other securities	3,257	244	7,358	1,141	10,615	1,385
	$5,592	$296	$579,377	$128,445	$584,969	$128,741

December 31, 2022
State and municipal	$162,746	$23,538	$57,675	$10,863	$220,421	$34,401
Residential mortgage-backed securities	220,752	27,967	108,080	29,971	328,832	57,938
Commercial mortgage-backed securities	41,966	7,194	—	—	41,966	7,194
Commercial collateralized mortgage obligations	75,638	551	—	—	75,638	551
Asset-backed and other amortizing securities	19,094	1,813	—	—	19,094	1,813
Other securities	11,112	888	—	—	11,112	888
	$531,308	$61,951	$165,755	$40,834	$697,063	$102,785

The Company had 149 securities with an unrealized loss at September 30, 2023, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	September 30, 2023	December 31, 2022
Commercial real estate	$1,046,262	$919,358
Commercial - specialized	366,405	327,513
Commercial - general	514,567	484,783
Consumer:
1-4 family residential	534,511	460,124
Auto loans	316,024	321,476
Other consumer	77,325	81,308
Construction	138,469	153,519
	2,993,563	2,748,081
Allowance for credit losses on loans	(42,075)	(39,288)
Loans, net	$2,951,488	$2,708,793

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

Commercial Real Estate – Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed and ensure appropriate collateral is obtained to secure the loan. Commercial real estate loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diversified by type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

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

The ACL for loans was $42.1 million at September 30, 2023, compared to $39.3 million at December 31, 2022. The ACL for loans to loans held for investment was 1.41% at September 30, 2023 and 1.43% at December 31, 2022.

The following table details the activity in the ACL for loans  for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2023
Commercial real estate	$14,501	$444	$—	$—	$14,945
Commercial - specialized	4,154	(270)	(11)	70	3,943
Commercial - general	7,637	(1,255)	(44)	32	6,370
Consumer:
1-4 family residential	8,851	138	(1)	2	8,990
Auto loans	3,900	(3)	(173)	62	3,786
Other consumer	1,107	214	(335)	36	1,022
Construction	2,987	32	—	—	3,019
	$43,137	$(700)	$(564)	$202	$42,075

For the three months ended September 30, 2022
Commercial real estate	$13,903	$(1,292)	$—	$—	$12,611
Commercial - specialized	3,355	(481)	(43)	874	3,705
Commercial - general	9,918	372	—	135	10,425
Consumer:
1-4 family residential	5,329	247	(52)	37	5,561
Auto loans	3,958	(39)	(77)	50	3,892
Other consumer	1,443	282	(374)	104	1,455
Construction	1,879	129	—	—	2,008
	$39,785	$(782)	$(546)	$1,200	$39,657

(1) The $(0.7) million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $(0.7) million provision for credit losses on loans and a $- thousand provision for off-balance sheet credit exposures for the three months ended September 30, 2023.

	Beginning Balance	Impact of CECL Adoption	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the nine months ended September 30, 2023
Commercial real estate	$13,029	$827	$1,089	$—	$—	$14,945
Commercial - specialized	3,425	33	346	(11)	150	3,943
Commercial - general	9,215	(2,574)	(12)	(413)	154	6,370
Consumer:
1-4 family residential	6,194	1,700	1,092	(1)	5	8,990
Auto loans	3,926	(332)	629	(586)	149	3,786
Other consumer	1,376	(235)	431	(776)	226	1,022
Construction	2,123	683	485	(272)	—	3,019
	$39,288	$102	$4,060	$(2,059)	$684	$42,075

(1) The $4.0 million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $4.1 million provision for credit losses on loans and a $(50) thousand provision for off-balance sheet credit exposures for the nine months ended September 30, 2023.

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

During the three months ended September 30, 2023, the provision for credit losses on loans of $(0.7) million reflected a reduction due to a decrease of $1.3 million for credit losses on loans individually analyzed, partially offset by an increase in the ACL for loans for office space and net charge-offs of $362 thousand. During the nine months ended September 30, 2023 the provision for credit losses of $4.1 million was driven primarily by organic loan growth experienced over the first nine months of 2023 and net charge-offs of $1.4 million during the period.

The following table shows the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the date indicated (dollars in thousands).

	Real Estate	Equipment	Accounts Receivable	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
September 30, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	589	53	—	642	43
Consumer:
1-4 family residential	848	—	—	848	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$1,437	$53	$—	$1,490	$43

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

All impaired loans $250 thousand and greater were specifically evaluated for impairment at December 31, 2022. Interest income recognized using a cash-basis method on individually analyzed loans for the three and nine months ended September 30, 2022 was not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Nonaccrual with no ACL
September 30, 2023
Commercial real estate	$294	$103	$—	$—
Commercial - specialized	129	—	228	—
Commercial - general	510	375	689	—
Consumer:
1-4 Family residential	1,999	1,033	1,807	848
Auto loans	621	106	—	—
Other consumer	813	188	32	—
Construction	489	—	222	—
	$4,855	$1,805	$2,978	$848

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual
December 31, 2022
Commercial real estate	$342	$27	$—
Commercial - specialized	25	13	38
Commercial - general	1,451	60	3,357
Consumer:
1-4 Family residential	1,389	1,653	1,356
Auto loans	707	85	—
Other consumer	1,487	149	37
Construction	550	—	1,014
	$5,951	$1,987	$5,802

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three and nine months ended September 30, 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following table reflects the amortized cost basis in loans by credit quality indicator and origination year at September 30, 2023, and gross charge-offs for the nine months ended September 30, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year

(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$207,415	$314,061	$192,831	$64,117	$50,651	$184,936	$6,537	$1,020,548
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,226	21,253	1,667	167	401	—	25,714
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$207,415	$316,287	$214,084	$65,784	$50,818	$185,337	$6,537	$1,046,262
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized:
Pass	$113,435	$65,952	$57,960	$20,967	$11,520	$23,939	$71,758	$365,531
Special mention	—	—	—	—	—	—	—	—
Substandard	—	108	199	407	19	141	—	874
Doubtful	—	—	—	—	—	—	—	—
Total commercial - specialized loans	$113,435	$66,060	$58,159	$21,374	$11,539	$24,080	$71,758	$366,405
Current period gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Commercial - general:
Pass	$70,911	$133,683	$96,004	$36,837	$35,822	$69,493	$57,508	$500,258
Special mention	—	—	—	—	—	1,565	—	1,565
Substandard	191	541	4,514	237	2,793	4,180	288	12,744
Doubtful	—	—	—	—	—	—	—	—
Total commercial - general loans	$71,102	$134,224	$100,518	$37,074	$38,615	$75,238	$57,796	$514,567
Current period gross charge-offs	$—	$—	$49	$24	$18	$322	$—	$413
Consumer - 1-4 family residential:

Pass	$93,653	$159,416	$111,528	$54,241	$33,020	$62,340	$9,868	$524,066
Special mention	—	—	—	—	—	—	—	—
Substandard	377	311	967	513	4,063	4,199	15	10,445
Doubtful	—	—	—	—	—	—	—	—
Total consumer - 1-4 family residential loans	$94,030	$159,727	$112,495	$54,754	$37,083	$66,539	$9,883	$534,511
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Consumer - auto loans:
Pass	$90,074	$138,755	$55,500	$19,401	$8,720	$3,098	$—	$315,548
Special mention	—	—	—	—	—	—	—	—
Substandard	11	70	209	36	98	52	—	476
Doubtful	—	—	—	—	—	—	—	—
Total consumer - auto loans	$90,085	$138,825	$55,709	$19,437	$8,818	$3,150	$—	$316,024
Current period gross charge-offs	$55	$226	$202	$4	$31	$68	$—	$586

Consumer - other consumer:
Pass	$20,156	$30,514	$11,856	$3,759	$2,866	$6,585	$1,418	$77,154
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3	29	11	36	92	—	171
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other consumer loans	$20,156	$30,517	$11,885	$3,770	$2,902	$6,677	$1,418	$77,325
Current period gross charge-offs	$386	$224	$31	$31	$40	$64	$—	$776

Construction:
Pass	$43,017	$75,433	$12,448	$290	$—	$—	$6,222	$137,410
Special mention	—	—	741	—	—	—	—	741
Substandard	—	318	—	—	—	—	—	318
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	$43,017	$75,751	$13,189	$290	$—	$—	$6,222	$138,469
Current period gross charge-offs	$—	$—	$272	$—	$—	$—	$—	$272

The following table summarizes loans by credit quality indicator at December 31, 2022 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$893,312	$—	$26,046	$—	$919,358
Commercial - specialized	326,987	—	526	—	327,513
Commercial - general	451,639	—	33,144	—	484,783
Consumer:
1-4 family residential	450,034	—	10,090	—	460,124
Auto loans	321,158	—	318	—	321,476
Other consumer	81,109	—	199	—	81,308
Construction	151,995	—	1,524	—	153,519
	$2,676,234	$—	$71,847	$—	$2,748,081

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

The following tables present the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the periods indicated by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable

Three Months Ended September 30, 2023
Commercial real estate	$—	$2,112	$36	$—	$—	$—	0.21%
Commercial - specialized	—	—	—	692	—	—	0.19%
Commercial - general	33	327	5	—	—	—	0.07%
Consumer:
1-4 family	183	—	—	251	—	8	0.08%
Auto loans	79	—	—	—	—	—	0.02%
Other consumer	—	—	—	—	—	—	0.00%
Construction	—	1,816	306	—	—	—	1.53%
	$295	$4,255	$347	$943	$—	$8	0.20%
	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable

Nine Months Ended September 30, 2023
Commercial real estate	$—	$2,112	$132	$—	$—	$—	0.21%
Commercial - specialized	118	690	82	692	—	—	0.43%
Commercial - general	33	5,053	458	113	—	39	1.11%
Consumer:
1-4 family	190	391	—	251	—	21	0.16%
Auto loans	79	39	—	—	—	—	0.04%
Other consumer	—	—	—	—	13	—	0.02%
Construction	—	3,002	306	—	—	—	2.39%
	$420	$11,287	$978	$1,056	$13	$60	0.46%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following presents the performance of such loans that have been modified in the nine months ended September 30, 2023 (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
September 30, 2023
Commercial real estate	$—	$—	$—
Commercial - specialized	—	—	19
Commercial - general	26	—	—
Consumer:
1-4 Family residential	205	—	14
Auto loans	—	—	—
Other consumer	—	—	—
Construction	—	—	222
	$231	$—	$255

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended September 30, 2023
Commercial real estate	$—	0.00%	4
Commercial - specialized	—	0.86%	61
Commercial - general	—	0.00%	7
Consumer:
1-4 Family residential	—	0.64%	5
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	0.00%	6
	$—	0.80%	12

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Nine Months Ended September 30, 2023
Commercial real estate	$—	0.00%	5
Commercial - specialized	—	0.86%	31
Commercial - general	—	1.81%	66
Consumer:
1-4 Family residential	—	0.62%	5
Auto loans	—	0.00%	6
Other consumer	—	4.75%	—
Construction	—	0.00%	5
	$—	0.98%	34

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023 that subsequently defaulted.  Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

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

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 and $19.5 million at September 30, 2023 and December 31, 2022.

Other intangible assets, which consist of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	September 30, 2023	December 31, 2022
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,058)	(3,420)
	2,621	3,259

Other intangibles	—	2,972
Less: Accumulated amortization	—	(1,882)
	—	1,090
Other intangible assets, net	$2,621	$4,349

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

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$26,658	$27,505	$27,474	$19,700
Additions	416	514	1,150	2,694
Valuation adjustment	675	405	(875)	6,030
Ending balance	$27,749	$28,424	$27,749	$28,424

	September 30,	December 31,
	2023	2022
Mortgage loans serviced for others	$2,014,256	$2,046,490
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.38%	1.34%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	September 30,	December 31,
	2023	2022
Weighted average constant prepayment rate	7.20%	7.47%
Weighted average discount rate	9.66%	9.15%
Weighted average life in years	8.00	7.91

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

As of September 30, 2023, the total amount of subordinated notes outstanding was $76.5 million less approximately $372 thousand of remaining debt issuance costs for a total balance of $76.1 million. As of December 31, 2022, the total amount of subordinated notes outstanding was $76.5 million less approximately $511 thousand of remaining debt issuance costs for a total balance of $76.0 million.

Notes Payable and Other Borrowings
As of September 30, 2023 and December 31, 2022, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2023
Outstanding at beginning of year:	1,354,189	$16.11		$14,117
Granted	47,816	27.46		—
Exercised	(45,220)	14.24		(552)
Forfeited	(1,125)	20.19		(7)
Expired	(2,730)	17.47		(24)

Balance, September 30, 2023	1,352,930	$16.57	5.10	$13,534

Exercisable at end of period	1,145,822	$15.41	4.63	$12,686

Vested at end of period	1,145,822	$15.41	4.63	$12,686

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	39.13% to 39.68%	40.20% to 40.29%
Expected dividend yield	1.74% to 1.90%	1.30%
Expected term (years)	6.1 to 6.3	6.1 to 6.3
Risk-free interest rate	3.91% to 3.98%	1.56% to 1.95%
Weighted average grant date fair value	$10.26	$10.54

The total intrinsic value of options exercised during the nine months ended September 30, 2023 and September 30, 2022 was $439 thousand and $516 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2023
Outstanding at beginning of year:	84,342	$26.76
Granted	85,127	25.33
Vested	(38,141)	24.40
Forfeited	(4,950)	25.03

Balance, September 30, 2023	126,378	$26.58

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2023 was $3.4 million and will be recognized over a weighted average remaining period of 1.66 years. The total fair value of restricted stock units vested during each of the nine months ended September 30, 2023 and September 30, 2022 was $931 thousand and $488 thousand, respectively.

8.  OFF-BALANCE SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance sheet risk - The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for recorded instruments.

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	September 30, 2023	December 31, 2022
Commitments to grant loans and unfunded commitments under lines of credit	$669,931	$682,296
Standby letters of credit	9,946	13,864

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. The Company had no FHLB letters of credit outstanding at September 30, 2023 or December 31, 2022.

9.  LEASES

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of September 30, 2023 and December 31, 2022, the Company had no finance leases.

The balance sheet components of the Company’s leases are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease right of use assets (included in Other assets)	$8,562	$7,938
Operating lease liabilities (included in Accrued expenses and other liabilities)	9,502	8,897

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $693 thousand and $2.4 million, respectively, for the three and nine months ended September 30, 2023. Operating lease costs, including short-term lease costs were $761 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2022.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$490	$498	$1,520	$1,479
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$2,032	$—

For operating leases the Company’s weighted average remaining lease terms in years and weighted average discount rate was 10.19 and 5.39%, respectively, as of September 30, 2023, and 9.83 and 4.65%, respectively, as of December 31, 2022.

Future undiscounted lease payments at September 30, 2023, under operating lease agreements, are presented below (in thousands).

2023	$465
2024	1,656
2025	1,321
2026	1,259
2027	1,209
Thereafter	6,642
Total minimum lease payments	12,552
Less: Amount representing interest	(3,050)
Lease liabilities	$9,502

As of September 30, 2023, the Company had no additional operating leases that have not yet commenced.

10.  CAPITAL AND REGULATORY MATTERS

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by its banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and its bank subsidiary’s financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023 and December 31, 2022, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2023 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$599,238	16.82%	$374,066	10.50%	N/A	N/A
City Bank	502,003	14.10%	373,957	10.50%	$356,150	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	479,373	13.46%	302,815	8.50%	N/A	N/A
City Bank	458,239	12.87%	302,727	8.50%	284,920	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	434,373	12.19%	249,377	7.00%	N/A	N/A
City Bank	458,239	12.87%	249,305	7.00%	231,497	6.50%

Tier 1 Capital to Average Assets:
Consolidated	479,373	11.13%	173,091	4.00%	N/A	N/A
City Bank	458,239	10.65%	172,992	4.00%	215,143	5.00%

December 31, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
City Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
City Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
City Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%

Tier 1 Capital to Average Assets:
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
City Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2023.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
Interest Rate Contracts	Location	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$2,265	$5,258
Change in fair value of hedged investment securities	Other noninterest expense	(2,091)	(5,332)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$23	$323
Change in fair value of hedged fixed rate loans	Interest income - Loans	(22)	(323)

		Nine Months Ended
		September 30,
Interest Rate Contracts	Location	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$1,455	$15,436
Change in fair value of hedged investment securities	Other noninterest expense	(1,320)	(15,681)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$49	$948
Change in fair value of hedged fixed rate loans	Interest income - Loans	(47)	(956)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$8,509	$531	$9,493	$482
Interest rate swaps related to state and municipal securities	123,760	21,580	123,760	20,125

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
	Location	2023	2022
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(137)	$275

		Nine Months Ended
		September 30,
	Location	2023	2022
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(48)	$(534)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$15,000	$128	$23,500	$186
Interest rate lock commitments	25,066	368	27,348	369

Total included in other assets	$40,066	$496	$50,848	$555

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$7,811	$117	$5,615	$128
Interest rate lock commitments	—	—	—	—

Total included in other liabilities	$7,811	$117	$5,615	$128

The Company had received cash collateral of $21.7 million to offset asset derivative positions on its interest rate swaps at September 30, 2023. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at September 30, 2023. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at September 30, 2023. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$13,494	$15,458	$52,421	$45,619

Weighted average common shares outstanding - basic	16,842,594	17,286,531	16,978,499	17,496,217
Effect of dilutive securities:
Stock-based compensation awards	511,588	615,368	462,402	607,808
Weighted average common shares outstanding - diluted	17,354,182	17,901,899	17,440,901	18,104,025

Basic earnings per share	$0.80	$0.89	$3.09	$2.61
Diluted earnings per share	$0.78	$0.86	$3.01	$2.52

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

The following table summarizes fair value measurements at the dates indicated (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$160,573	$—	$160,573
Residential mortgage-backed securities	—	285,351	—	285,351
Commercial mortgage-backed securities	—	39,714	—	39,714
Collateralized mortgage obligations	—	71,953	—	71,953
Asset-backed and other amortizing securities	—	16,763	—	16,763
Other securities	—	10,615	—	10,615
Loans held for sale (mandatory)	—	14,496	—	14,496
Mortgage servicing rights	—	—	27,749	27,749
Asset derivatives	—	22,607	—	22,607
Liability derivatives	—	(117)	—	(117)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,447	1,447

December 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$225,055	$—	$225,055
Residential mortgage-backed securities	—	328,845	—	328,845
Commercial mortgage-backed securities	—	41,967	—	41,967
Collateralized mortgage obligations	—	75,638	—	75,638
Asset-backed and other amortizing securities	—	19,094	—	19,094
Other securities	—	11,112	—	11,112
Loans held for sale (mandatory)	—	10,038	—	10,038
Mortgage servicing rights	—	—	27,474	27,474
Asset derivatives	—	21,162	—	21,162
Liability derivatives	—	(128)	—	(128)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	4,821	4,821

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three and nine months ended September 30, 2023 and 2022.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2023, and December 31, 2022, the Company had no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At September 30, 2023 and December 31, 2022 the aggregate fair value of loans held for sale for mandatory delivery was $14.5 million and $10.0 million, respectively. The aggregate unpaid principal balance as of the same dates was $14.3 million and $9.9 million, respectively, representing differences between fair value and unpaid principal balance of $180 thousand and $163 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at September 30, 2023 and December 31, 2022.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income (Loss). For the three months ended September 30, 2023 and 2022 the net loss amount totaled $330 thousand and $284 thousand, respectively. For the nine months ended September 30, 2023 and 2022 the net loss amount totaled $78 thousand and $1.9 million, respectively

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2023
Non-recurring:
Loans held for investment	$1,447	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,749	Discounted cash flows	Conditional prepayment rate	7.20%
			Discount rate	9.66%

December 31, 2022
Non-recurring:
Loans held for investment	$4,821	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,474	Discounted cash flows	Conditional prepayment rate	7.47%
			Discount rate	9.15%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair value section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2023
Financial assets:
Cash and cash equivalents	$352,424	$352,424	$—	$—	$352,424
Loans held for investment, net	2,951,488	—	—	2,893,974	2,893,974
Loans held for sale (best efforts)	5,777	—	5,913	—	5,913
Accrued interest receivable	17,672	—	17,672	—	17,672

Financial liabilities:
Deposits	$3,620,614	$—	$3,619,724	$—	$3,619,724
Accrued interest payable	3,922	—	3,922	—	3,922
Junior subordinated deferrable interest debentures	46,393	—	33,321	—	33,321
Subordinated debt securities	76,100	—	67,262	—	67,262

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2022
Financial assets:
Cash and cash equivalents	$234,883	$234,883	$—	$—	$234,883
Loans held for investment, net	2,708,793	—	—	2,662,609	2,662,609
Loans held for sale (best efforts)	20,365	—	20,745	—	20,745
Accrued interest receivable	16,432	—	16,432	—	16,432

Financial liabilities:
Deposits	$3,406,430	$—	$3,405,222	$—	$3,405,222
Accrued interest payable	2,836	—	2,836	—	2,836
Junior subordinated deferrable interest debentures	46,393	—	34,606	—	34,606
Subordinated debt securities	75,961	—	70,835	—	70,835

14.  SUBSEQUENT EVENTS

Dividend Declaration

On October 19, 2023, the Company’s board of directors declared a cash dividend of $0.13 per share of common stock to be paid on November 13, 2023 to all shareholders of record as of the close of business on October 30, 2023.

Redemption of Subordinated Debt

On November 8, 2023, the Company will notify holders of its Subordinated Debt Securities due December 15, 2028 (the “2028 Notes”) that it has elected to redeem all the outstanding 2028 Notes effective on December 15, 2023 (the “Redemption Date”).  Each of the 2028 Notes will be redeemed pursuant to the terms of the Indenture, dated as of December 14, 2018, between the Company and Ardent Trust Company, N.A., as trustee for the 2028 Notes (the “Trustee”), at the redemption price totaling approximately $12.4 million in aggregate principal amount, plus accrued and unpaid interest totaling approximately $146 thousand, which will represent a price equal to 100% of the principal amount of the 2028 Notes plus any accrued and unpaid interest thereon to the Redemption Date.  As provided in the redemption notice, on the Redemption Date, the Trustee will pay the relevant Redemption Price to the holders of 2028 Notes appearing on the books and records of the Trustee on the Redemption Date.  The 2028 Notes will cease to represent the right to payment of principal and interest upon the payment to the holders of 2028 Notes by the Trustee representing the Redemption Price.  The Company received all necessary regulatory approvals for the redemption of the 2028 Notes.

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

●	increased competition for deposits and related changes in deposit customer behavior;
●	the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
●	risks associated with our commercial loan portfolio, including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
●	risks related to cyber incidents or other system failures, such as service denials, cyber-attacks, security breaches and data breaches;
●	our ability to maintain effective internal control over financial reporting;
●	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
●	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2022 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Recent Developments

Economic Conditions

Our financial condition at September 30, 2023, as well as the results of operations for the three and nine months ended September 30, 2023, have been impacted by significant increases in market interest rates due to the increases in the prime lending rate since March 2022 by the Federal Reserve in response to the persistent inflationary environment in the United States. In addition, recent events in other parts of the banking industry have brought additional focus on investment securities portfolios, interest rate risk, liquidity management and capital. As a result, we are providing additional information on our deposits and liquidity position at September 30, 2023 to help illustrate the more traditional and stable nature of our banking model compared to other financial institutions who have recently experienced liquidity and capital challenges.

Deposits

Total deposits were $3.62 billion at September 30, 2023, an increase of $214.2 million during the nine months ended September 30, 2023. Total deposits were comprised of 29% of noninterest-bearing deposits, 10% of time deposits and 61% of interest-bearing nonmaturity deposits. Retail customers accounted for approximately 44% of total deposits, with commercial and public funds accounting for approximately 47% and 9%, respectively. Our average deposit account size was approximately $36 thousand. An estimated 16% of total deposits were uninsured or uncollateralized at September 30, 2023.

Liquidity

We had available borrowing capacity of up to approximately $1.89 billion through the FHLB, the FRB’s Discount Window, and access to the FRB’s Term Funding Program (“BTFP”) at September 30, 2023. The unused line with the FHLB was $1.09 billion and the unused line with the FRB was $612 million at September 30, 2023. No advances were made on these lines during the first three quarters of 2023 and there are no outstanding advances as of September 30, 2023. We have not pledged any securities for the BTFP but have approximately $179 million of available securities that can be used as collateral. Additionally, we have uncollateralized lines with multiple banks totaling $140 million at September 30, 2023. These lines are not guaranteed and we are not placing reliance on them.

Results of Operations

We had net income of $13.5 million, or $0.78 per diluted common share, for the three months ended September 30, 2023, compared to net income of $15.5 million, or $0.86 per diluted common share for the three months ended September 30, 2022. Return on average equity (annualized) was 14.01% and return on average assets (annualized) was 1.27% for the three months ended September 30, 2023, compared to 17.37% and 1.53%, respectively, for the three months ended September 30, 2022.

We had net income of $52.4 million, or $3.01 per diluted common share for the nine months ended September 30, 2023, compared to net income of $45.6 million, or $2.52 per diluted common share for the nine months ended September 30, 2022. Return on average equity (annualized) was 18.70% and return on average assets (annualized) was 1.73% for the nine months ended September 30, 2023, compared to 16.25% and 1.53%, respectively, for the nine months ended September 30, 2022.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,005,699	$46,250	6.10%	$2,671,183	$34,464	5.12%
Investment securities – taxable	561,068	5,422	3.83	617,722	4,166	2.68
Investment securities – non-taxable	159,577	1,054	2.62	215,508	1,428	2.63
Other interest-earning assets(2)	325,201	4,031	4.92	293,636	1,351	1.83
Total interest-earning assets	4,051,545	56,757	5.56	3,798,049	41,409	4.33
Noninterest-earning assets	177,216			208,135
Total assets	$4,228,761			$4,006,184

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,223,014	$16,061	2.87%	$1,873,786	$3,514	0.74%
Time deposits	344,395	2,904	3.35	330,133	1,023	1.23
Short-term borrowings	3	—	0.00	4	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	76,077	1,012	5.28	75,914	1,012	5.29
Junior subordinated deferrable interest debentures	46,393	862	7.37	46,393	457	3.91
Total interest-bearing liabilities	$2,689,882	$20,839	3.07%	$2,326,230	$6,006	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,071,175			$1,248,804
Other liabilities	85,713			78,139
Total noninterest-bearing liabilities	1,156,888			1,326,943
Stockholders’ equity	381,991			353,011
Total liabilities and stockholders’ equity	$4,228,761			$4,006,184

Net interest income		$35,918			$35,403
Net interest spread			2.48%			3.30%
Net interest margin(3)			3.52%			3.70%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$2,892,887	$128,724	5.95%	$2,567,683	$99,262	5.17%
Investment securities – taxable	574,159	16,027	3.73	592,069	10,058	2.27
Investment securities – non-taxable	194,492	3,870	2.66	216,951	4,315	2.66
Other interest-earning assets(2)	212,384	7,010	4.41	363,659	2,213	0.81
Total interest-earning assets	3,873,922	155,631	5.37	3,740,362	115,848	4.14
Noninterest-earning assets	183,149			236,296
Total assets	$4,057,071			$3,976,658

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,090,250	$38,529	2.46%	$1,905,000	$5,782	0.41%
Time deposits	309,250	6,239	2.70	334,686	2,962	1.18
Short-term borrowings	111	5	6.02	4	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	76,031	3,037	5.34	75,852	3,037	5.35
Junior subordinated deferrable interest debentures	46,393	2,402	6.92	46,393	1,005	2.90
Total interest-bearing liabilities	$2,522,035	$50,212	2.66%	$2,361,935	$12,786	0.72%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,085,345			$1,174,783
Other liabilities	74,865			64,639
Total noninterest-bearing liabilities	1,160,210			1,239,422
Shareholders’ equity	374,826			375,301
Total liabilities and shareholders’ equity	$4,057,071			$3,976,658

Net interest income		$105,419			$103,062
Net interest spread			2.71%			3.42%
Net interest margin(3)			3.64%			3.68%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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
	Three Months Ended September 30,
	2023 over 2022
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,316	$7,470	$11,786
Investment securities – taxable	(382)	1,638	1,256
Investment securities – non-taxable	(371)	(3)	(374)
Other interest-earning assets	145	2,535	2,680
Total increase (decrease) in interest income	3,708	11,640	15,348

Interest-bearing liabilities:
NOW, Savings, MMDAs	655	11,892	12,547
Time deposits	44	1,837	1,881
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt securities	2	(2)	—
Junior subordinated deferrable interest debentures	—	405	405
Total increase (decrease) interest expense:	701	14,132	14,833

Increase (decrease) in net interest income	$3,007	$(2,492)	$515

	Nine Months Ended September 30,
	2023 over 2022
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$12,572	$16,890	$29,462
Investment securities – taxable	(304)	6,273	5,969
Investment securities – non-taxable	(447)	2	(445)
Other interest-earning assets	(921)	5,718	4,797
Total increase (decrease) in interest income	10,900	28,883	39,783

Interest-bearing liabilities:
NOW, Savings, MMDAs	562	32,185	32,747
Time deposits	(225)	3,502	3,277
Short-term borrowings	—	5	5
Notes payable & other borrowings	—	—	—
Subordinated debt securities	7	(7)	—
Junior subordinated deferrable interest debentures	—	1,397	1,397
Total increase (decrease) interest expense:	344	37,082	37,426

Increase (decrease) in net interest income	$10,556	$(8,199)	$2,357

Net interest income for the three months ended September 30, 2023 was $35.7 million, compared to $35.1 million for the three months ended September 30, 2022, an increase of $0.6 million, or 1.7%. This change in net interest income was primarily due to increased income on interest-earning assets, principally loans and securities, net of increased funding costs on deposits, as market interest rates continued to rise during the period. This rise in rates is attributed to the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raising their target benchmark interest rate since March 2022 in response to the persistent inflationary environment in the United States. Average interest-earning assets increased $253.5 million, or 6.7%, to $4.05 billion for the three months ended September 30, 2023 compared to $3.80 billion for the three months ended September 30, 2022. The increase is due to growth in both average loans outstanding of $334.5 million, partially offset by a decrease in average investment securities of $112.6 million. The yield on average interest-earning assets increased 123 basis points from 4.33% for the three months ended September 30, 2022 to 5.56% for the three months ended September 30, 2023. The increase in asset yield from the prior year is primarily a result of increased market interest rates and from deploying excess liquidity from lower yielding interest-earning cash and investment securities to higher yielding loans. Average interest-bearing liabilities increased $363.7 million, or 15.6%, to $2.69 billion for the three months ended September 30, 2023 compared to $2.33 billion for the three months ended September 30, 2022. The increase is primarily growth in average interest-bearing deposits of $363.5 million due to funding for higher loan demand and increased focus on deposits and liquidity. The average cost of interest-bearing liabilities increased 205 basis points to 3.07% for the three months ended September 30, 2023 compared to 1.02% for the three months ended September 30, 2022. The increase is primarily a result of higher deposit funding costs as market interest rates have risen significantly since the start of the second quarter of 2022. These changes caused net interest margin to decline 18 basis points to 3.52% for the three months ended September 30, 2023 from 3.70% for the same three-month period in 2022.

Net interest income for the nine months ended September 30, 2023 was $104.6 million, compared to $102.2 million for the nine months ended September 30, 2022, an increase of $2.4 million, or 2.4%. The increase in net interest income was primarily due to increased income on interest-earning assets, principally loans and securities, net of increased funding costs on deposits, as market interest rates continued to rise during the period, which is attributed to the FOMC repeatedly raising their target benchmark interest rate since March 2022. The increase was partially offset by $4.4 million of interest income received related to four credits for the recovery of interest on previously charged-off credits, purchase discount principal recovery, and prepayment penalties during the second quarter of 2022. Average interest-earning assets increased $133.6 million or 3.6%, to $3.88 billion for the nine months ended September 30, 2023 compared to $3.74 billion for the nine months ended September 30, 2022. The increase is primarily due to growth in average loans outstanding of $325.2 million, partially offset by a decrease in average interest-bearing cash balances of $151.3 million. The yield on average interest-earning assets, excluding the $4.4 million recoveries noted above, increased 139 basis points from 3.98% for the nine months ended September 30, 2022 to 5.37% for the nine months ended September 30, 2023. The increase in asset yield from the prior year is a primarily a result of increased market interest rates and from deploying excess liquidity from lower yielding interest-earning cash to higher yielding loans. Average interest-bearing liabilities increased $160.1 million, or 6.8%, to $2.52 billion for the nine months ended September 30, 2023 compared to $2.36 billion for the nine months ended September 30, 2022. The increase is primarily growth in average interest-bearing deposits of $159.8 million due to funding for higher loan demand and increased focus on deposits and liquidity, given recent events in the banking industry. The average cost of interest-bearing liabilities increased 194 basis points to 2.66% for the nine months ended September 30, 2023 compared to 0.72% for the nine months ended September 30, 2022. The increase is primarily a result of higher deposit funding costs as market rates have risen significantly since the start of the second quarter of 2022. These changes caused net interest margin to decrease 4 basis points to 3.64% for the nine months ended September 30, 2023 from 3.68% for the same nine-month period in 2022.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an allowance for credit losses (“ACL”) through charges to earnings, which are shown in the consolidated statements of comprehensive income (loss) as the provision for credit losses. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our ACL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The Company recorded a negative provision for credit losses of $0.7 million for the three months ended September 30, 2023, compared to a negative provision of $0.8 million for the three months ended September 30, 2022. The negative provision during the third quarter of 2023 was largely attributable to a reduction of $1.3 million in specific reserves, partially offset by organic loan growth and net charge-off activity during the period. The reduction in specific reserves was a result of the full repayment of a $13.3 million nonaccrual relationship in the period. The negative provision in the third quarter of 2022 was largely due to a loan loss recovery of $822 thousand of a direct energy credit during that quarter.

The Company recorded a provision for credit losses for the nine months ended September 30, 2023 of $4.0 million, compared to a negative provision of $2.9 million for the nine months ended September 30, 2022. The provision during the nine months ended September 30, 2023 was largely attributable to organic growth of $303.2 million in loans held for investment. The negative provision for credit losses in the same period of 2022 was based on improved credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits during the period, as well as a decline in the amount of loans that were actively under a pandemic-related modification experienced during that period.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,840	$1,764	$76	$5,286	$5,149	$137
Income from insurance activities	30	4,856	(4,826)	1,478	8,003	(6,525)
Bank card services and interchange fees	3,157	3,156	1	10,156	9,856	300
Mortgage banking activities	4,602	6,287	(1,685)	12,146	28,593	(16,447)
Investment commissions	430	391	39	1,239	1,403	(164)
Fiduciary income	582	568	14	1,779	1,815	(36)
Gain on sale of subsidiary	290	—	290	33,778	—	33,778
Other income and fees(1)	1,346	3,915	(2,569)	4,218	8,650	(4,432)
Total noninterest income	$12,277	$20,937	$(8,660)	$70,080	$63,469	$6,611

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Noninterest income for the three months ended September 30, 2023 was $12.3 million, compared to $20.9 million for the three months ended September 30, 2022, a decrease of $8.7 million, or 41.4%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities decreased $1.7 million, or 26.8%, to $4.6 million for the three months ended September 30, 2023 from $6.3 million for the three months ended September 30, 2022. This decrease was mainly the result of mortgage loan originations declining $50.1 million, or 32.9%, in the current year period as compared to the prior year period as mortgage interest rates have risen and overall mortgage lending has slowed.

Income from insurance activities - Due to the sale of Windmark Insurance Agency, Inc. (“Windmark”) in the second quarter of 2023, there was a decline of $4.8 million in income from insurance activities for the three months ended September 30, 2023 as compared to the same period in 2022.

Other income and fees - Other noninterest income and fees decreased for the three months ended September 30, 2023 largely as a result of $2.1 million of income related to legal settlements recorded in the third quarter of 2022.

Noninterest income for the nine months ended September 30, 2023 was $70.1 million, compared to $63.5 million for the nine months ended September 30, 2022, an increase of $6.6 million, or 10.4%. Significant changes in the components of noninterest income are detailed below.

Gain on sale of subsidiary - A $33.8 million gain from the sale of Windmark was recorded in the second quarter of 2023.

Mortgage banking activities - Income from mortgage banking activities decreased $16.4 million, or 57.5%, to $12.1 million for the nine months ended September 30, 2023 from $28.6 million for the nine months ended September 30, 2022. This decrease was primarily a result of a decrease of $273.1 million, or 46.0%, in mortgage loan originations in the current year period as compared to the prior year period as mortgage interest rates have risen and refinance activity, which was still occurring in the first and second quarters of 2022, has subsided. There was also an $875 thousand decrease in the fair value of the Company’s mortgage servicing rights portfolio for the nine months ended September 30, 2023 as compared to a $6.0 million increase for the same period in 2022, given the changes in market interest rates during the periods.

Income from insurance activities - Due to the sale of Windmark, there was a decline of $6.5 million in income from insurance activities for the nine months ended September 30, 2023 as compared to the same period in 2022.

Other income and fees - Other noninterest income and fees increased in the nine months ended September 30, 2022 from earnings on SBIC investments of $2.3 million as compared to $310 thousand in the same period of 2023 and $2.1 million of income related to legal settlements recorded in the third quarter of 2022.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,709	$22,927	$(4,218)	$61,400	$67,620	$(6,220)
Occupancy expense, net	4,111	4,132	(21)	12,246	11,902	344
Professional services	1,560	2,523	(963)	4,924	7,795	(2,871)
Marketing and development	853	913	(60)	2,573	2,391	182
IT and data services	818	908	(90)	2,570	2,902	(332)
Bankcard expenses	1,451	1,399	52	4,119	4,050	69
Appraisal expenses	283	359	(76)	862	1,432	(570)
Loss on sale of securities	—	—	—	3,409	—	3,409
Other expenses(1)	3,704	4,240	(536)	12,246	13,289	(1,043)
Total noninterest expense	$31,489	$37,401	$(5,912)	$104,349	$111,381	$(7,032)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, supplies, and insurance.

Noninterest expense for the three months ended September 30, 2023 was $31.5 million compared to $37.4 million for the three months ended September 30, 2022, a decrease of $5.9 million, or 15.8%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $4.2 million, or 18.4%, from $22.9 million for the three months ended September 30, 2022 to $18.7 million for the three months ended September 30, 2023. This decrease was primarily driven by approximately $1.8 million in lower mortgage personnel costs, due to the reduction in mortgage loan originations and operations, and also lower core Windmark personnel costs of $2.7 million due to the sale in the second quarter of 2023.

Professional services - Professional services decreased $963 thousand during the three months ended September 30, 2023, as compared to the same period in 2022, primarily from a reduction of approximately $842 thousand in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022.

Other expenses – Other noninterest expenses declined in the current year period primarily from reduced expenses from mortgage operations, as mortgage originations declined, and Windmark expenses, due to the sale, as compared to the prior year period.

Noninterest expense for the nine months ended September 30, 2023 was $104.3 million, compared to $111.4 million for the nine months ended September 30, 2022, a decrease of $7.0 million, or 6.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $6.2 million, or 9.2%, from $67.6 million for the nine months ended September 30, 2022 to $61.4 million for the nine months ended September 30, 2023. This was primarily driven by approximately $5.9 million in lower mortgage personnel costs, due to the reduction in mortgage loan originations and operations. Also, there was lower core Windmark personnel costs due to the sale, partially offset by Windmark transaction and related incentive-based compensation expenses incurred in the first and second quarters of 2023.

Professional services - Professional services decreased $2.9 million during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily from a reduction of $2.4 million in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses - Other variable mortgage-based expenses also declined during the nine months ended September 30, 2023, as compared to the same period in 2022, as mortgage originations declined. Additionally, the FDIC assessment increased approximately $676 thousand as the assessment rates charged by the FDIC were increased as well as growth in the assessment base for the nine months ended September 30, 2023 as compared to the same period in 2022.

Financial Condition

Our total assets increased $242.4 million, or 6.1%, to $4.19 billion at September 30, 2023, compared to $3.94 billion at December 31, 2022. Our gross loans held for investment increased $245.5 million, or 8.9%, to $2.99 billion at September 30, 2023, compared to $2.75 billion at December 31, 2022. Our securities portfolio decreased $116.7 million, or 16.6%, to $585.0 million at September 30, 2023, compared to $701.7 million at December 31, 2022. Total deposits increased $214.2 million, or 6.3%, to $3.62 billion at September 30, 2023, compared to $3.41 billion at December 31, 2022.

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

Loans held for investment increased $245.5 million, or 8.9%, to $2.99 billion at September 30, 2023, compared to $2.75 billion at December 31, 2022. This increase in our loans was primarily the result of organic net loan growth based on strong loan demand. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and commercial loans.

The following table shows the contractual maturities of our loans held for investment portfolio at September 30, 2023:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$94,042	$579,187	$286,365	$86,668	$1,046,262
Commercial - specialized	124,069	125,068	64,504	52,764	366,405
Commercial - general	81,376	159,153	148,345	125,693	514,567
Consumer:
1-4 family residential	48,452	100,338	75,056	310,665	534,511
Auto loans	3,036	192,234	120,754	—	316,024
Other consumer	8,354	47,850	21,121	—	77,325
Construction	124,558	4,707	791	8,413	138,469
Total loans	$483,887	$1,208,537	$716,936	$584,203	$2,993,563

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of September 30, 2023:
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$443,378	$508,842
Commercial - specialized	89,556	152,780
Commercial - general	155,865	277,326
Consumer:
1-4 family residential	301,267	184,792
Auto loans	312,988	—
Other consumer	68,971	—
Construction	4,082	9,829
Total loans	$1,376,107	$1,133,569

At September 30, 2023, there was $1.45 billion in adjustable rate loans, with $704.8 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $463.6 million will reprice immediately upon changes in the underlying index rate, with the remaining $241.2 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 64.1% of our loans were secured by real property as of September 30, 2023, compared to 69.8% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 39.5% of loans held for investment as of September 30, 2023 and represented 38.7% of loans held for investment as of December 31, 2022. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $126.9 million, or 13.8%, to $1.05 billion as of September 30, 2023 from $919.4 million as of December 31, 2022. The increase was primarily driven by an increase of $60.7 million in multifamily property loans and growth of $56.2 million in other income-producing commercial real estate loans.

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

Commercial general loans increased $29.8 million, or 6.1%, to $514.6 million as of September 30, 2023 from $484.8 million as of December 31, 2022. The increase in commercial general loans was primarily due to organic loan growth in service-based commercial loans and more broadly throughout general commercial loans.

Commercial specialized loans increased $38.9 million, or 11.9%, to $366.4 million as of September 30, 2023 from $327.5 million as of December 31, 2022. This increase was primarily due to the funding of $36.3 million in seasonal agricultural production loans and growth of $22.7 million in direct energy loans, partially offset by a net reduction of $23.4 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $65.0 million, or 7.5%, to $927.9 million as of September 30, 2023, from $862.9 million as of December 31, 2022. The increase in these loans was primarily a result of a $74.4 million increase in residential mortgage loans, partially offset by a $5.5 million decrease in consumer auto loans. As of September 30, 2023, our consumer loan portfolio was comprised of $534.5 million in 1-4 family residential loans, $316.0 million in auto loans, and $77.3 million in other consumer loans.

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

Construction loans decreased $15.1 million, or 9.8%, to $138.5 million as of September 30, 2023 from $153.5 million as of December 31, 2022. The decrease resulted from contraction after higher demand for residential construction as a result of home shortages in many of our markets peaked in the first quarter of 2023 and the continued completion of projects.

Non-owner occupied office real estate loans are included in commercial real estate loans and totaled $130.6 million at September 30, 2023. Owner occupied office real estate loans are included in commercial loans and totaled $55.4 million at September 30, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$669,931	$682,296
Standby letters of credit	9,946	13,864
Total	$679,877	$696,160

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

The ACL for loans was $42.1 million at September 30, 2023, compared to $39.3 million at December 31, 2022, an increase of $2.8 million, or 7.1%. The increase is primarily a result of a provision for credit losses of $4.0 million being recorded during the nine months ended September 30, 2023 largely attributable to growth of $245.5 million in loans held for investment. Uncertainty regarding forecasted economic conditions remains, due to the continued rising interest rate environment and persistent high inflation levels in the United States, and provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Average loans outstanding during the periods
Commercial real estate	$1,029,888	$839,930	$962,767	$796,146
Commercial – specialized	365,258	360,296	342,355	353,465
Commercial – general	528,668	475,383	519,375	475,056
Consumer:
1-4 family residential	528,835	416,546	503,878	396,460
Auto loans	316,895	303,912	319,617	275,707
Other consumer	78,787	88,736	79,912	84,400
Construction	139,761	155,393	143,970	149,011
Loans held for sale	17,607	30,987	21,013	37,438
Total average loans outstanding during the periods	$3,005,699	$2,671,183	$2,892,887	$2,567,683

Net charge-offs (recoveries) during the periods
Commercial real estate	$—	$—	$—	$(418)
Commercial – specialized	(59)	(831)	(139)	(836)
Commercial – general	12	(135)	259	(76)
Consumer:
1-4 family residential	(1)	15	(4)	53
Auto loans	111	27	437	105
Other consumer	299	270	550	580
Construction	—	—	272	166
Total net charge-offs (recoveries) during the periods	$362	$(654)	$1,375	$(426)

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	0.00%	0.00%	(0.05)%
Commercial – specialized	(0.02)%	(0.23)%	(0.04)%	(0.24)%
Commercial – general	0.00%	(0.03)%	0.05%	(0.02)%
Consumer:
1-4 family residential	0.00%	0.00%	0.00%	0.01%
Auto loans	0.04%	0.01%	0.14%	0.04%
Other consumer	0.38%	0.30%	0.69%	0.69%
Construction	0.00%	0.00%	0.19%	0.11%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.01%	(0.02)%	0.05%	(0.02)%

The following table provides other loan data as of the dates indicated.
	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Total loans held for investment outstanding	$2,993,563	$2,748,081
Nonaccrual loans	$2,978	$5,802
Allowance for credit losses on loans	$42,075	$39,288
Ratio of allowance to total loans held for investment	1.41%	1.43%
Ratio of allowance to nonaccrual loans	1,412.86%	677.15%
Ratio of nonaccrual loans to total loans held for investment	0.10%	0.21%

Net charge-offs (recoveries) totaled $362 thousand and were 0.05% (annualized) of average loans outstanding for the three months ended September 30, 2023, compared to $(654) thousand and (0.10)% (annualized) for the three months ended September 30, 2022. Net charge-offs totaled $1.4 million and were 0.06% (annualized) of average loans outstanding for the nine months ended September 30, 2023, compared to $(426) thousand and (0.02)% (annualized) for the nine months ended September 30, 2022. There was an $822 thousand recovery of a direct energy credit during the third quarter of 2022 that affected both of the period comparisons. There was also a $400 thousand recovery on a commercial tenant relationship in the second quarter of 2022 that affected the nine-month period comparison. The allowance for credit losses on loans as a percentage of loans held for investment was 1.41% at September 30, 2023 and 1.43% at December 31, 2022.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$14,945	35.5%	$13,029	33.1%
Commercial – specialized	3,943	9.4	3,425	8.7
Commercial – general	6,370	15.1	9,215	23.5
Consumer:
1-4 family residential	8,990	21.4	6,194	15.8
Auto loans	3,786	9.0	3,926	10.0
Other consumer	1,022	2.4	1,376	3.5
Construction	3,019	7.2	2,123	5.4
Total allowance for credit losses	$42,075	100.0%	$39,288	100.0%

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

At September 30, 2023, our total nonaccrual loans were $3.0 million, or 0.10% of total loans held for investment, as compared to $5.8 million, or 0.21% of total loans held for investment, at December 31, 2022. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of September 30, 2023 to cover any probable loss. One relationship totaling $13.3 million that was placed on nonaccrual during the second quarter of 2023 with a specific reserve of $1.3 million, was fully collected during the third quarter of 2023.

Nonperforming loans were $4.8 million at September 30, 2023 and $7.8 million at December 31, 2022. In addition to the $13.3 million collection noted above, there was a full repayment during the third quarter of 2023 of one relationship totaling $3.3 million that was nonperforming but still accruing.

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

Our securities portfolio decreased $116.7 million, or 16.6%, to $585.0 million at September 30, 2023, compared to $701.7 million at December 31, 2022. The decrease was primarily due to $84.8 million in sales, maturities, prepayments, and calls during the nine months ended September 30, 2023. The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million. The average book yield of these securities was approximately 2.71%. The proceeds from the sale were used to help fund loan growth during that quarter.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the three months ended September 30, 2023, the fair value of the Company’s available for sale securities declined by $30.9 million. At September 30, 2023, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no losses have been recognized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of September 30, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$736	3.65%	$6,143	1.93%	$4,918	2.15%	$191,636	2.28%
Residential mortgage-backed securities	14	0.93	3,344	2.04	973	2.78	354,074	2.19
Commercial mortgage-backed securities	—	—	—	—	48,219	2.22	—	—
Commercial collateralized mortgage obligations	—	—	—	—	72,612	5.98	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,393	3.07	16,648	2.78
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$750	3.60%	$9,487	1.97%	$141,115	4.36%	$562,358	2.24%

	As of December 31, 2022
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$1,898	3.43%	$8,663	2.17%	$7,508	2.22%	$241,360	2.24%
Residential mortgage-backed securities	3	1.90%	3,037	1.88	3,993	2.37	379,750	2.22
Commercial mortgage-backed securities	—	—	—	—	49,161	2.21	—	—
Commercial collateralized mortgage obligations	—	—	—	—	76,189	4.89	—	—
Asset-backed and other amortizing securities	—	—	—	—	1,689	2.93	19,218	2.81
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$1,901	3.43%	$11,700	2.09%	$150,540	3.76%	$640,328	2.24%

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

Total deposits at September 30, 2023 were $3.62 billion, representing an increase of $214.2 million, or 6.3%, compared to $3.41 billion at December 31, 2022. The increase in total deposits since December 31, 2022 was largely in brokered deposits, which grew $152 million, and in public fund deposits, which grew approximately $31 million. As of September 30, 2023, 28.9% of total deposits were comprised of noninterest-bearing demand accounts, 61.4% of interest-bearing non-maturity accounts and 9.7% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,046,253	28.9%	$1,150,488	33.8%
NOW and other transaction accounts	499,344	13.8	350,910	10.3
Money market and other savings	1,724,457	47.6	1,618,833	47.5
Time deposits	350,560	9.7	286,199	8.4
Total deposits	$3,620,614	100.0%	$3,406,430	100.0%

Average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated are shown below.

	Three Months Ended September 30,
	2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,071,175	0.00%	$1,248,804	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	472,180	3.51%	345,048	0.62%
Savings accounts	143,919	0.92%	153,848	0.34%
Money market accounts	1,606,915	2.85%	1,374,890	0.82%
Time deposits	344,395	3.35%	330,133	1.23%
Total interest-bearing deposits	2,567,409	2.93%	2,203,919	0.70%
Total deposits	$3,638,584	2.07%	$3,452,723	0.52%

	Nine Months Ended September 30,
	2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,085,345	0.00%	$1,174,783	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	371,526	2.62%	357,547	0.31%
Savings accounts	147,802	0.86%	150,133	0.18%
Money market accounts	1,570,922	2.58%	1,397,321	0.45%
Time deposits	309,250	2.70%	334,686	1.18%
Total interest-bearing deposits	2,399,500	2.49%	2,239,687	0.52%
Total deposits	$3,484,845	1.72%	$3,414,470	0.34%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of September 30, 2023 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$9,515	$39,076	$18,394	$10,908	$77,893

The estimated amount of uninsured and uncollateralized deposits as of September 30, 2023 was $590.1 million. This represented approximately 16% of total deposits and excludes $336.1 million of collateralized public fund deposits.

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest. Time deposits in amounts of more than $250 thousand totaled $143.1 million at September 30, 2023.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2023 and December 31, 2022, we had total available borrowing capacity from the FHLB of $1.09 billion and $920.2 million, respectively.

We had no FHLB borrowings during the nine months ended September 30, 2023 or 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $612.4 million and $648.3 million at September 30, 2023 and December 31, 2022, respectively.

We had no long-term FRB borrowings during the nine months ended September 30, 2023 or 2022.

In addition, we have access to the FRB’s BTFP. As of September 30, 2023, the Company has not pledged any securities for the BTFP but has approximately $179 million of available securities that can be used as collateral for additional borrowings through the program.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $160.0 million as of September 30, 2023 and December 31, 2022, respectively. The lines of credit were not used, other than testing, during the three or nine months ended September 30, 2023 or the three or nine months ended September 30, 2022.

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

As of September 30, 2023, the total amount of subordinated debt outstanding was $76.5 million less approximately $372 thousand of remaining debt issuance costs for a total balance of $76.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2023 and December 31, 2022. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of September 30, 2023, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo CME Term SOFR + 291 bps; 8.26%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo CME Term SOFR + 165 bps; 7.06%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo CME Term SOFR + 176 bps; 7.17%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2023.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At September 30, 2023, the Bank had the capacity to borrow additional funds from the FHLB and Federal Reserve discount window of up to approximately $1.09 billion and $612.4 million, respectively.

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

Capital

Total stockholders’ equity increased to $371.7 million as of September 30, 2023, compared to $357.0 million as of December 31, 2022, an increase of $14.7 million, or 4.1%. The increase from December 31, 2022 was primarily the result of $52.4 million in net earnings for the nine months ended September 30, 2023, partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $19.5 million, net of tax, repurchases of common stock of $11.9 million, and $6.6 million of dividends paid. The decrease in AOCI was attributed to the decrease in fair value of our available for sale securities and fair value hedges, net of tax, as a result of the continued rising interest rate environment experienced during the period.

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

At September 30, 2023 and December 31, 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. Management believes that no conditions or events have occurred since September 30, 2023 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The following table presents our and the Bank’s regulatory capital ratios as of the dates indicated.

	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$599,238	16.82%	$559,094	16.58%
Tier 1 capital (to risk-weighted assets)	479,373	13.46	443,265	13.15
CET 1 capital (to risk-weighted assets)	434,373	12.19	398,265	11.81
Tier 1 capital (to average assets)	479,373	11.13	443,265	11.03

City Bank:
Total capital (to risk-weighted assets)	$502,003	14.10%	$454,427	13.48%
Tier 1 capital (to risk-weighted assets)	458,239	12.87	414,559	12.30
CET 1 capital (to risk-weighted assets)	458,239	12.87	414,559	12.30
Tier 1 capital (to average assets)	458,239	10.65	414,559	10.32

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three and nine months ended September 30, 2023. For the three months ended September 30, 2023, we repurchased 354,521 shares of common stock for a total of $9.3 million. For the nine months ended September 30, 2023, we repurchased 467,475 share of common stock for a total of $11.9 million. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2023	December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(8.09)%	(1.50)%
+200	(5.33)%	(0.96)%
+100	(2.59)%	(0.61)%
-100	2.73%	(1.50)%
-200	5.55%	(2.81)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Total stockholders’ equity	$371,716	$357,014
Less: Goodwill and other intangibles	(21,936)	(23,857)
Tangible common equity	$349,780	$333,157

Total assets	$4,186,440	$3,944,063
Less: Goodwill and other intangibles	(21,936)	(23,857)
Tangible assets	$4,164,504	$3,920,206

Shares outstanding	16,600,442	17,027,197

Total stockholders’ equity to total assets	8.88%	9.05%
Tangible common equity to tangible assets	8.40%	8.50%
Book value per share	$22.39	$20.97
Tangible book value per share	$21.07	$19.57

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the 2022 Annual Report on Form 10-K or the Company’s consolidated financial statements as of September 30, 2023.

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

The Company estimates expected credit losses on off-balance sheet credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL for off-balance sheet credit exposures is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Utilization rates are determined based on a two-year rolling average of historical usage. Expected loss rates for all pass rated loans are used to determine the ACL for off-balance sheet credit exposures.

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

Mortgage Servicing Rights Asset. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the consolidated statement of comprehensive income (loss) effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates present value of estimated future servicing income.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K and under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 8, 2023. Other than the risk factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 8, 2023, management believes there have been no material changes in the risk factors disclosed by the Company in the 2022 Annual Report on Form 10-K.

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

The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2023.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plan	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plan
July 2023	38,386	$23.37	$896,996	$11,554,884
August 2023	164,525	26.77	4,404,344	7,150,540
September 2023	151,610	26.51	4,019,466	3,131,074
Total	354,521

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2023, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 7, 2023	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 7, 2023	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer