Form 10-K
period 2023-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2024-03-15
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2023, was $276.3 million.

The number of shares of registrant’s common stock outstanding as of March 13, 2024 was 16,432,851.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 13, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

●	increased competition for deposits and related changes in deposit customer behavior;

●	the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;

●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

●	the impact of pandemics, epidemics, or any other health-related crisis;

●	high concentrations of loans secured by real estate located in our market areas;

●	increases in unemployment rates in the United States and our market areas;

●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

●	risks associated with the sale of crop insurance products, including termination of or substantial changes to the federal crop insurance program;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

●	public funds deposits comprising a relatively high percentage of our deposits;

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

●	our ability to maintain our reputation;

●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;

●	our ability to attract, hire and retain qualified management personnel;

●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	interest rate fluctuations, which could have an adverse effect on our profitability;

●	competition from banks, credit unions and other financial services providers;

●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

●
cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber attack, could impact the Company’s reputation, increase regulatory oversight, and impact the financial results of the Company;

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

●
natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other matters beyond our control;

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

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”) through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.8 million. This transaction did not meet the criteria for discontinued operations reporting.

We had total assets of $4.20 billion, gross loans held for investment of $3.01 billion, total deposits of $3.63 billion, and total shareholders’ equity of $407.1 million as of December 31, 2023.

Our history dates back over 80 years. We trace our beginnings to the founding of First State Bank of Morton, a community bank headquartered in West Texas that held approximately $1 million of total assets in 1941. In 1962, the bank was sold to new management, including J.K. Griffith, the father of our current Chairman and Chief Executive Officer, Curtis C. Griffith. Since Mr. Griffith was elected Chairman of First State Bank of Morton in 1984, the Bank has transformed from a small-town institution with approximately $30 million in total assets and a single branch location into one of the largest community banks in West Texas. The parent company to First State Bank of Morton acquired South Plains National Bank of Levelland, Texas in 1991 and changed its name to South Plains Bank. The Company became the holding company to First State Bank of Morton and South Plains Bank in 1993, the same year we acquired City Bank. City Bank was originally established in Lubbock in 1984. We merged First State Bank of Morton and South Plains Bank into City Bank in 1998 and 1999, respectively. We had more than $175 million in assets upon the closing of these acquisitions. We acquired West Texas State Bank, Odessa, Texas, with approximately $430 million in assets, in 2019 through the merger of West Texas State Bank with and into the Bank.

We currently operate 25 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branch establishments, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 8 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

Market Area

We operate in the following markets (deposit information is as of December 31, 2023):

Lubbock/South Plains - We operate 10 branches holding $2.3 billion of deposits in the Lubbock metropolitan statistical area (“MSA”) and the surrounding South Plains region of Texas.

Dallas - We operate three branches with $424.9 million of deposits and five loan production offices, which we refer to as mortgage offices, in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $211.9 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $53.1 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch and one mortgage office in the city of College Station, Texas, which has $57.0 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $367.5 million of deposits in the Permian Basin region of Texas.

Ruidoso, New Mexico - We operate two branches with $176.3 million of deposits in the village of Ruidoso, New Mexico.

We believe our exposure to these dynamic and complementary markets provides us with economic diversification and the opportunity for expansion across Texas and New Mexico.

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, third-party payment processors, financial technology companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

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

Human Capital Resources

As of December 31, 2023, we had approximately 618 total employees, which included 547 full-time employees and 71 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

Our employees are the cornerstone of our success and the embodiment of our values and continue to be our greatest asset.  With diverse backgrounds, skill and experiences, they form a dynamic and collaborative workforce dedicated to achieving our company’s mission and vision.  Our employees are carefully cultivated through a variety of resources.  These resources include mid-year and annual performance conversations, ongoing training, internally developed growth and leadership programs, a robust mentorship program, and opportunities for career advancement by promotion and transferring from within the organization whenever possible. In addition, employees are encouraged to attend conferences and outside training events in connection with their job duties.

We believe our ability to attract and retain employees is a key to our success. We strive to offer a well-rounded salary package through competitive salaries with the opportunity for an employee annual bonus program, a robust benefit package (including a company matched 401(k) Plan contribution, healthcare and insurance benefits, health savings and flexible spending accounts, long-term care and long-term disability benefits, life insurance benefits, a robust wellness program, and paid-time off), and a commitment to supporting career goals, employee development and recognition, and employee community involvement. At December 31, 2023, 28% of our current staff had been with us for ten years or more.

Our employees embody our commitment to excellence, innovation, and customer satisfaction, driving sustainable growth and delivering exceptional results in every aspect of our operations.  As stewards of our company culture, they uphold our core principles of faith, family and fun, ensuring that we remain at the forefront of our industry and continue to exceed the expectations of our stakeholders.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires new loans over $5 million to relationships in excess of $20 million to be reported to the Board Credit Risk Committee. As of December 31, 2023, the Bank had a legal lending limit of approximately $112.7 million. As of that date, our 20 largest borrowing relationships ranged from approximately $25.0 million to $54.4 million (including unfunded commitments) and totaled approximately $676.0 million in total commitments (representing, in the aggregate, 18.7% of our total outstanding commitments).

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

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $322.1 million for the year ended December 31, 2023 and we sold the servicing on approximately 58% of those mortgages. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, Southlake, and Waco, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 17%, or $13.8 million, for the year ended December 31, 2023, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 19% of total mortgage originations in the year ended December 31, 2023. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2023, we serviced $2.0 billion of mortgages that we originated and sold to third parties.

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

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed individual retirement accounts (“IRAs”), simplified employee pensions plans, employee stock ownership plans, defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $437 million of assets under management at December 31, 2023, and contributed $2.4 million of fee income for the year ended December 31, 2023.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue derived from our investment services for the year ended December 31, 2023 was $1.7 million with $598.6 million in assets under management at December 31, 2023.

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

As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule effective as of January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations, or QCBO, that opt into the Community Bank Leverage Ratio, or CBLR, framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a QCBO must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

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

As of December 31, 2023, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Additionally, bank holding companies that qualify and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2023, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2023, the Bank paid $1,835,000 in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2023, the Bank paid examination assessments to the TDB totaling $255,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. If the Bank’s capital becomes impaired or the FDIC or the TDB otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions to the Company. Consequently, any restrictions on the ability of the Bank to pay dividends to the Company may, in turn, restrict the ability of the Company to pay dividends to shareholders. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2023, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. In addition, these extensions of credit may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Any extension of credit to insiders above specified amounts must receive the prior approval of the Bank’s board of directors and the Bank must periodically report all loans made to directors and other insiders to the bank regulators. Any violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions. As of December 31, 2023, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $10.7 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the Tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $112.7 million as of December 31, 2023.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2022 reflects a statewide loan-to-deposit ratio in New Mexico of 53%. As of December 31, 2023, the Bank’s statewide loan-to-deposit ratio in New Mexico was 36%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

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

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2023, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2023, we had $442.5 million in ADC loans and $666 million in HVCRE loans.

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

Home Mortgage Disclosure Act (“HMDA”). On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. The HMDA Rules adopted a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rules to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. The CFPB further amended the HMDA Rules in April 2020 so that, effective January 1, 2022, institutions originating fewer than 100 dwelling secured closed-end mortgage loans or fewer than 200 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018. On February 1, 2023, the Office of the Comptroller of the Currency issued OCC Bulletin 2023-5 which clarified that, following a recent court decision vacating the 2020 HMDA Final Rules as to the loan volume reporting threshold for closed-end mortgage loans, the loan origination threshold for reporting HMDA data on closed-end mortgage loans reverted to the 25 loan threshold established by the 2015 HMDA Final Rule. The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unfair,” “deceptive” or “abusive” acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, and were delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, the CFPB looks to various factors to assess whether an act or practice is unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of the CFPB is whether an act or practice hinders a consumer’s decision-making.

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

The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are “unreasonable” or “disproportionate” to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). As of the date of this Report, the federal banking regulators have not yet implemented a final rule with respect to excessive compensation paid to executives of depository institutions and their holding companies. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In accordance with Rule 10D-1 promulgated by the SEC under the Exchange Act and Nasdaq Listing Rule 5608, the Board of Directors adopted and implemented an Incentive Award Recoupment Policy, effective as of October 2, 2023.

Financial Privacy

Under Section 501 of the Gramm-Leach-Bliley Act, and its implementing regulations, the federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

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

In the current environment of elevated interest rates, demand for loan originations may decline, and our borrowers may experience greater difficulties meeting their obligations, depending on the performance of the overall economy, which may adversely affect income from these lending activities. This could result in decreased interest income, decreased mortgage revenues and corresponding decreases in noninterest income from projected levels. During periods of reduced loan demand, results of operations may be adversely affected to the extent that we would be unable to reduce mortgage-related noninterest expenses commensurately with the decline in mortgage loan origination activity. Increases in interest rates could also adversely affect the market value of our fixed income assets. Conversely, in periods of decreasing interest rates, our borrowers may experience difficulties meeting their obligations or seek to refinance their loans for lower rates, which may adversely affect income from these lending activities and negatively impact our net interest margin.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. In 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023. Further increases in market interest rates may have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflation has been reported at high levels and could result in higher interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022 and 2023, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023, and further resulting in a significant increase in market interest rates during the year ended December 31, 2023. If market interest rates continue to rise, the market value of the fixed income bond portfolio will decrease, resulting in further unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses are booked to Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders’ equity. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders’ equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity.  However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

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

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant credit losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. There is no precise method of predicting credit losses, and therefore, we always face the risk that charge offs in future periods will exceed our allowance for credit losses and that additional increases in the allowance for credit losses will be required. The level of the allowance for credit losses reflects our management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the Bank’s current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires the Bank to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, increases in our nonperforming loans, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for credit losses.

In addition, we may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for credit losses associated with impacts related to the coronavirus outbreak due to inflationary pressures, market downturns, increased unemployment rates, and changes in consumer behavior related to pandemic fears. Further, if real estate markets or the economy in general deteriorate, the Bank may experience increased delinquencies and credit losses. The allowance for credit losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Bank to increase its allowance for credit losses in the future, which could have a negative effect on the Bank’s financial condition and results of operations. Additions to the allowance for credit losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2023, loans to commercial borrowers represent approximately 69.7% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2023, approximately 72.7% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2023, our non-owner-occupied commercial real estate loans totaled approximately 40.1% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2023, approximately 9.5% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2023, agricultural loans were approximately 3.0% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

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

We have extended significant amounts of credit to a limited number of borrowers. As of December 31, 2023, our 20 largest borrowing relationships ranged from approximately $25.0 million to $54.4 million (including unfunded commitments), totaling approximately 18.7% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2023, our 20 largest deposit relationships accounted for approximately 25.1% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

Liquidity is essential to the business of the Bank. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Liquidity risk is the potential that the Bank will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The Bank’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of the Bank’s business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory actions against the Bank. Market conditions or other events could also negatively affect the level or cost of funding, affecting the Bank’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

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

The Company is exposed to a number of risks when other financial institutions experience financial difficulties, which could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. Recent bank failures during 2023 have resulted in significant market volatility among publicly traded bank holding companies and has caused uncertainty in the investor community and bank customers, generally. While the Company does not believe that the circumstances of the bank failures in 2023 are indicators of broader issues within the banking industry, bank failures may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. Management continues to monitor the ongoing events concerning the 2023 bank failures as well as any volatility within the financial services industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the financial services industry.

Deposit outflows may increase reliance on borrowings and brokered deposits as sources of funds.

We have traditionally funded asset growth principally through deposits and borrowings. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition. Additionally, negative news about the Company or the Bank, or the banking industry in general, could negatively impact market and/or customer perceptions of the Company and the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Because most of our business activities are conducted in Texas and New Mexico and most of our credit exposure is there, we are at risk to adverse economic, political or business developments, including a downturn in real estate values, agricultural activities, the oil and gas industry and natural hazards such as floods, ice storms, tornadoes, droughts, and fires that affect Texas and New Mexico. Although our customers’ business and financial interests may extend beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other financial institutions to diversify our credit risks across multiple markets.

Mortgage originations have decreased due to higher interest rates and declines in refinance activity, and this trend may continue.

Mortgage revenues, which are primarily recognized from the sale of mortgage loans in the secondary market, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2023 were $13.8 million. As market interest rates have increased from the prior low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations continue to decrease, projected mortgage revenues and noninterest income will decrease.

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

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $26.6 million of mortgage servicing rights as of December 31, 2023.

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

We are exposed to cybersecurity risks associated with our internet-based systems and online commerce security, and our information systems could experience an interruption, failure, breach in security, or cyber-attack.

The Company relies heavily on public utilities infrastructures, internal information and operating systems, and cloud-based solutions and storage to conduct its business, and these systems could fail in a variety of ways. In addition, the use of network, cloud-based, or third-party hosted systems expose the Company to the increased sophistication and activity of cyber-criminals, both domestic and international. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve blocking the Company from accessing its own systems or remote servers in exchange for a ransom payment, gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems or servers, for purposes of misappropriating assets, stealing confidential corporate information or customers’ Personally Identifiable Information, corrupting data, denying access or causing operational disruption. The Company’s independent third-party service providers or their subcontractors may also have access to customers’ personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors’ and customers’ home, business or mobile information systems and the servers they rely on, are at risk of fraudulent corporate account takeovers which the Company may not be able to detect. There is no guarantee the Company’s counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

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

The occurrence of any failures or disruptions of infrastructure, or breakdown, breach, failures or interruptions of the Company’s information systems, access points, or those hosted by third-party service providers and customers, or in the cloud, or the Company’s inability to detect, respond, disclose and correct such occurrence or compromise in a timely manner, could result in an interruption in our ability to conduct transactions for an indeterminable length of time, could expose customers’ personal and confidential information to unauthorized parties, increase the risk of fraud or theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company’s reputation and deter customers from using the Company’s services, and increase the Company insurance cost or the ability to obtain adequate cyber insurance coverage. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection or related to remediation. Furthermore, our customers could terminate their accounts with us because of a cyber-incident which occurred on their own system or with that of an unrelated third party, which is outside of our control. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

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

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers, many of whom we develop internally. If we lose the services of any of our bankers, including successful bankers employed by financial institutions that we may acquire, to a new or existing competitor or otherwise, or fail to successfully recruit bankers or develop bankers internally, we may not be able to implement our growth strategy, retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before being able to determine whether a new banker will be profitable or effective. If we are unable to develop, attract or retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and future prospects may be adversely affected.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we may participate in syndicated transactions in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have an adverse effect on our business, financial condition and results of operations.

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

We and the Bank are subject to various regulatory capital requirements administered by the FDIC and the Federal Reserve, respectively. See “Supervision and Regulation—Regulatory Capital Requirements.” Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized credit losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios. Our failure to remain well-capitalized for bank regulatory purposes, either under the existing capital requirements or under the CBLR framework, if applicable, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, the Bank’s ability to pay dividends to the Company, the Company’s ability to pay dividends on its common stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

Cybersecurity threats have the potential to negatively impact companies of all sizes and complexities. Our normal business operations could be severely disrupted by cyberattacks, both against our own information systems as well as those hosted and managed by our third party partners. The loss or disclosure of sensitive data as a result of cyberattacks could have a material impact on our business. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors, of this Form 10-K.

We have implemented a comprehensive Information Security and Risk Management Program that is designed and maintained to be compliant with all applicable federal and state regulations, and is regularly audited by independent experts to ensure continuous effectiveness and compliance. Key elements of this program include:

●
a comprehensive risk management process, integrated with the Enterprise Risk Management system, that continuously assesses, identifies, and manages current and emerging cybersecurity threats and risks, evaluates the effectiveness of information security controls, and reports the overall risk posture to Executive Management and the Board of Directors.

●	assessment of daily cyber threat intelligence from multiple sources;

●	the use of third party information security services for continuous monitoring and alerting of information systems, network. and user activity;

●	a Vulnerability Management Program that scans networks, devices, and information systems for known cyber vulnerabilities, and initiates processes to mitigate them;

●	a third party risk management program that evaluates and ensures our key partners adhere to the same level of information security posture as we do internally;

●	Business Continuity and Incident Response plans that are designed and tested for anticipated operational failures, natural disasters, cyberattacks, and other disruptive events; and

●	an Information Security Awareness program to ensure employees and customers maintain an awareness of information security threats and best practices to prevent them.

Information Security Governance

The Chief Information Security Officer is primarily responsible for the Information Security and Cyber Risk Management programs, and reports to the Chief Risk Officer. The Chief Technology Officer that oversees the Information Technology Department plays a key role in cybersecurity, ensuring that information systems, networks, and endpoints are configured and operated according to the requirements of the Information Security Program and related policies and standards. Both the current Chief Information Security Officer and Chief Technology Officer have well over 20 years of experience in Information Technology and Information Security.

The Information Security Committee, consisting of senior management and analysts from Information Security and Information Technology, monitors and assesses cyber threat intelligence, responds to cyber incidents at a technical level, and determines whether new controls are needed to address emerging risks or active cyber exploits. Key Risk Indicators for Information Security and Information Technology are reported to the Operations and Information Technology Steering Committees. Key risks and other relevant information is further summarized for the Board Risk and Audit Committees. The Board also receives a full report on the Information Security Program and its effectiveness annually. Other cyber related issues are brought to the attention of the Board as needed.

Item 2.	Properties

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas/Ft. Worth
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Ft. Worth	LPO
Lubbock	University Branch	Grand Prairie	LPO
Morton	Branch	Southlake	LPO
Idalou	Branch
Levelland	Branch

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso, New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	Gateway Branch
College Station	LPO	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch
Midland	Branch
Kermit	Branch
Fort Stockton	Branch
Monahans	Branch

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

Holders of Record

As of March 13, 2024, there were approximately 170 holders of record of the Company’s common stock.

Dividends

The Company paid a dividend of $0.13 per common share in each of the four quarters of 2023. Additionally, the Company paid a dividend of $0.13 per common share in the first quarter of 2024. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,406,775	$15.40	2,036,512
Equity compensation plans not approved by shareholders	—	—	—
Total	1,406,775	$15.40	2,036,512

(1)
The number of shares available for future issuance includes 2,036,512 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On May 5, 2023, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “Program”). The shares could be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company was not obligated to purchase any shares of its common stock under the Program and the timing and exact amount of any repurchases would depend on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program terminated in December 2023 after all allocated funds had been spent.

The following table summarizes the share repurchase activity for the three months ended December 31, 2023.

	Total Shares Repurchased (1)	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
October 2023	107,803	$26.47	$2,853,822	$277,330
November 2023	10,360	26.77	277,330	—
December 2023	—	—	—	—
Total	130,189

(1)
Includes 100,000 shares that the Company repurchased from Curtis C. Griffith, the Chairman and Chief Executive Officer of the Company, on November 7, 2023, at a price of $26.30 per share, in a privately negotiated transaction outside of the Program

On February 21, 2024, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “New Program”). The shares can be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the New Program and the timing and exact amount of any repurchases depends on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.

Stock Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading on May 9, 2019 and for the last trading date of each year from 2019 to 2023, with the cumulative total return of the S&P 500 and the S&P United States BMI Banks Index for the same periods. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on May 9, 2019, in the Company’s common stock, including reinvestment of any dividends, and each of the indices. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	5/9/19	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
South Plains Financial, Inc.	$100.0	$118.25	$108.42	$161.21	$162.27	$174.28
S&P United States BMI Banks Index	100.0	117.22	102.26	139.04	115.32	179.71
S&P 500	100.0	114.03	135.01	173.77	142.30	125.80

Source: S&P Global Market Intelligence
© 2024

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Except as required by law, we assume no obligation to update any of these forward-looking statements.

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

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”) through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.8 million. This transaction did not meet the criteria for discontinued operations reporting.

Selected Financial Data

The following table sets forth certain of our selected financial data for, and as of the end of, each of the periods indicated (dollars in thousands, except per share data).

	As of or for the Year Ended December 31,
	2023	2022	2021
Selected Income Statement Data:
Net interest income	$139,747	$138,476	$121,764
Provision for credit losses	4,610	(2,619)	(1,918)
Noninterest income	79,226	76,145	97,469
Noninterest expense	134,946	144,089	148,030
Income tax expense	16,672	14,911	14,507
Net income	62,745	58,240	58,614
Share and Per Share Data:
Earnings per share (basic)	$3.73	$3.35	$3.26
Earnings per share (diluted)	3.62	3.23	3.17
Dividends per share	0.52	0.46	0.30
Tangible book value per share(1)	23.47	19.57	21.51
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$330,158	$234,883	$486,821
Investment securities	622,762	701,711	724,504
Gross loans held for investment	3,014,153	2,748,081	2,437,577
Allowance for credit losses on loans	42,356	39,288	42,098
Total assets	4,204,793	3,944,063	3,901,855
Total deposits	3,626,153	3,406,430	3,341,222
Borrowings	110,168	122,354	122,168
Total stockholders’ equity	407,114	357,014	407,427
Performance Ratios:
Return on average assets	1.54%	1.47%	1.56%
Return on average stockholders’ equity	16.58%	15.79%	15.08%
Net interest margin(2)	3.61%	3.73%	3.51%
Efficiency ratio(3)	61.33%	66.76%	67.14%
Credit Quality Ratios:
Nonperforming assets to total assets(4)	0.14%	0.20%	0.30%
Nonperforming loans to total loans held for investment(5)	0.17%	0.28%	0.43%
Allowance for credit losses on loans to nonperforming loans(5)	818.00%	504.34%	397.23%
Allowance for credit losses on loans to total loans held for investment	1.41%	1.43%	1.73%
Net loan charge-offs to average loans	0.07%	0.01%	0.06%
Capital Ratios:
Total stockholders’ equity to total assets	9.68%	9.05%	10.44%
Tangible common equity to tangible assets(1)	9.21%	8.50%	9.85%
Common equity tier 1 capital ratio	12.41%	11.81%	12.91%
Tier 1 leverage ratio	11.33%	11.03%	10.77%
Tier 1 risk-based capital ratio	13.69%	13.15%	14.49%
Total risk-based capital ratio	16.74%	16.58%	18.40%

(1)
Represents a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

(2)	Net interest margin is calculated as the annual net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.
(3)	The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income.
(4)	Nonperforming assets consist of nonperforming loans plus foreclosed assets.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

Results of Operations

Net income for the year ended December 31, 2023 was $62.7 million, or $3.62 per diluted share, compared to $58.2 million, or $3.23 per diluted share, for the year ended December 31, 2022. The increase in net income was primarily the result of an increase of $3.1 million in noninterest income, an increase of $1.3 million in net interest income, and a decrease of $9.1 million in noninterest expense, partially offset by an increase of $7.2 million in provision for credit losses.

Return on average assets was 1.54% and return on average equity was 16.58% for the year ended December 31, 2023, compared to 1.47% and 15.79%, respectively, for the year ended December 31, 2022. The increase in return on average assets was primarily due to the increase in net income of 7.7%, relative to a smaller increase of 2.9% in total average assets.

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

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$2,924,473	$176,627	6.04%	$2,612,161	$137,957	5.28%	$2,420,201	$120,545	4.98%
Investment securities – taxable	570,655	21,590	3.78%	594,405	15,010	2.53%	532,272	9,292	1.75%
Investment securities – non-taxable	185,205	4,901	2.65%	216,216	5,733	2.65%	219,385	5,872	2.68%
Other interest-earning assets (2)	223,152	9,973	4.47%	318,862	3,675	1.15%	336,081	565	0.17%
Total interest-earning assets	3,903,485	213,091	5.46%	3,741,644	162,375	4.34%	3,507,939	136,274	3.88%
Noninterest-earning assets	176,495			222,544			261,140
Total assets	$4,079,980			$3,964,188			$3,769,079

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	2,117,985	55,423	2.62%	1,889,888	13,013	0.69%	1,841,678	4,163	0.23%
Time deposits	321,205	9,564	2.98%	327,289	3,989	1.22%	329,509	4,130	1.25%
Short-term borrowings	84	5	5.95%	4	—	0.00%	8,045	5	0.06%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%	19,641	38	0.19%
Subordinated debt	75,458	4,018	5.32%	75,874	4,050	5.34%	75,699	4,056	5.36%
Junior subordinated deferrable interest debentures	46,393	3,276	7.06%	46,393	1,640	3.54%	46,393	880	1.90%
Total interest-bearing liabilities	2,561,125	72,286	2.82%	2,339,448	22,692	0.97%	2,320,965	13,272	0.57%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,069,280			1,189,730			1,016,835
Other liabilities	71,102			66,182			42,654
Total noninterest-bearing liabilities	1,140,382			1,255,912			1,059,489
Stockholders’ equity	378,473			368,828			388,625
Total liabilities and stockholders’ equity	$4,079,980			$3,964,188			$3,769,079

Net interest income		$140,805			$139,683			$123,002
Net interest spread			2.64%			3.37%			3.31%
Net interest margin(3)			3.61%			3.73%			3.51%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31, 2023 over 2022			Year Ended December 31, 2022 over 2021
	Change due to:			Change due to:
	Volume	Rate	Total Variance	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$16,494	$22,176	$38,670	$7,134	$10,278	$17,412
Investment securities – taxable	(600)	7,180	6,580	1,085	4,633	5,718
Investment securities – non-taxable	(822)	(10)	(832)	(85)	(54)	(139)
Other interest-earning assets	(1,103)	7,401	6,298	(29)	3,139	3,110
Total increase (decrease) in interest income	13,969	36,747	50,716	8,105	17,996	26,101

Interest-bearing liabilities:
NOW, Savings, MMDAs	1,571	40,839	42,410	109	8,741	8,850
Time deposits	(74)	5,649	5,575	(28)	(113)	(141)
Short-term borrowings	—	5	5	(5)	—	(5)
Notes payable & other borrowings	—	—	—	(38)	—	(38)
Subordinated debt	(22)	(10)	(32)	9	(15)	(6)
Junior subordinated deferrable interest debentures	—	1,636	1,636	—	760	760
Total increase (decrease) interest expense:	1,475	48,119	49,594	47	9,373	9,420

Increase (decrease) in net interest income	$12,494	$(11,372)	$1,122	$8,058	$8,623	$16,681

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Net interest income for the year ended December 31, 2023 was $139.7 million compared to $138.5 million for the year ended December 31, 2022, an increase of $1.3 million, or 0.9%. The increase in net interest income in 2023 was comprised of a $50.9 million, or 31.6%, increase in interest income, partially offset by a $49.6 million, or 218.6%, increase in interest expense. The growth in interest income was primarily attributable to increases of $38.6 million in loan interest income and $12.2 million in interest income from securities and other interest-earning assets. The increase in loan interest income was primarily due to growth of $312.3 million in average loans outstanding and the rising interest rate environment. The increase in interest income on securities and other interest-earning assets was primarily due to rising market interest rates.

The $49.6 million increase in interest expense for the year ended December 31, 2023 was primarily related to a 185 basis points increase in the rate paid on interest-bearing liabilities and an increase of $221.7 million in average interest-bearing liabilities over the same period in 2022. The rise in rates was largely attributed to the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve repeatedly raising their target benchmark interest rate, resulting in federal funds rate increases of 525 basis points between March of 2022 and July of 2023.

For the year ended December 31, 2023, net interest margin and net interest spread were 3.61% and 2.64%, respectively, compared to 3.73% and 3.37% for the same period in 2022, respectively, which reflects the changes in interest income and interest expense discussed above.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Net interest income for the year ended December 31, 2022 was $138.5 million compared to $121.8 million for the year ended December 31, 2021, an increase of $16.7 million, or 13.7%. The increase in net interest income in 2022 was comprised of a $26.1 million, or 19.4%, increase in interest income, partially offset by a $9.4 million, or 71.0%, increase in interest expense. The increase in interest income was primarily attributable to increases of $17.4 million in loan interest income and $8.7 million in interest income from securities and other interest-earning assets. The increase in loan interest income was primarily due to growth of $192.0 million in average loans outstanding and the rising interest rate environment, partially offset by decreases of $102.9 million in average Paycheck Protection Program (“PPP”) loans and $6.3 million in the PPP-related interest and fees. The increase in interest income on securities and other interest-earning assets was primarily due to securities purchases and rising market interest rates. During the years ended December 31, 2022 and 2021, the Company recognized $2.0 million and $8.3 million, respectively, in PPP-related interest and fees.

The $9.4 million increase in interest expense for the year ended December 31, 2022 was primarily related to a 40 basis points increase in the rate paid on interest-bearing liabilities and an increase of $18.5 million in average interest-bearing liabilities over the same period in 2021. The rise in rates was largely attributed to the FOMC repeatedly raising their target benchmark interest rate, resulting in federal funds rate increases of 425 basis points between March and December of 2022.

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

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The provision for credit losses for the year ended December 31, 2023 was $4.6 million compared to ($2.6) million for the year ended December 31, 2022. The provision during the year ended December 31, 2023 was largely attributable to organic growth of $266.1 million in loans held for investment and net charge-offs of $2.0 million. Net charge-offs increased $1.8 million during 2023 as compared to 2022. The allowance for credit losses as a percentage of loans held for investment was 1.41% at December 31, 2023 and 1.43% at December 31, 2022. Further discussion of the allowance for credit losses is noted below.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The provision for credit losses for the year ended December 31, 2022 was ($2.6) million compared to ($1.9) million for the year ended December 31, 2021. The decrease in the provision for credit losses for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to improved credit metrics in the loan portfolio, specifically in the hotel segment, direct energy segment, and other Permian Basin-related credits, and a decline in the amount of loans that were actively under a pandemic-related modification, partially offset by growth of $310.5 million in loans held for investment. Net charge-offs decreased $1.3 million during 2022 as compared to 2021. The allowance for credit losses as a percentage of loans held for investment was 1.43% at December 31, 2022 and 1.73% at December 31, 2021. Further discussion of the allowance for credit losses is noted below.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. The largest portion of our noninterest income is associated with our mortgage banking activities. Other sources of noninterest income include service charges on deposit accounts, bank card services and interchange fees. Prior to the sale of Windmark in 2023, income from insurance activities also comprised a large portion of noninterest income.

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31, 2023 over 2022			Year Ended December 31, 2022 over 2021
	2023	2022	Increase (decrease)	2022	2021	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$7,130	$6,829	$301	$6,829	$6,963	$(134)
Income from insurance activities	1,515	10,826	(9,311)	10,826	8,314	2,512
Bank card services and interchange fees	13,323	12,946	377	12,946	12,239	707
Mortgage banking activities	13,817	31,370	(17,553)	31,370	59,726	(28,356)
Investment commissions	1,698	1,825	(127)	1,825	1,934	(109)
Fiduciary income	2,433	2,390	43	2,390	2,917	(527)
Gain on sale of subsidiary	33,778	—	33,778	—	—	—
Other income and fees(1)	5,532	9,959	(4,427)	9,959	5,376	4,583
Total noninterest income	$79,226	$76,145	$3,081	$76,145	$97,469	$(21,324)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Noninterest income for the year ended December 31, 2023 was $79.2 million compared to $76.1 million for the year ended December 31, 2022, an increase of $3.1 million, or 4.0%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities decreased $17.6 million, or 56.0%, to $13.8 million for the year ended December 31, 2023 from $31.4 million for the year ended December 31, 2022. This decrease was primarily a result of a decrease of $276.4 million, or 46.2%, in mortgage loan originations in the current year as compared to the prior year as mortgage interest rates were at higher levels during 2023. There was also a $2.4 million decrease in the fair value of the Company’s mortgage servicing rights portfolio for the year ended December 31, 2023 as compared to a $4.7 million increase for the same period in 2022, given the changes in market interest rates during the periods.

Income from insurance activities - Due to the sale of Windmark in the second quarter of 2023, there was a decline of $9.3 million in income from insurance activities for year ended December 31, 2023 as compared to the same period in 2022.

Other income and fees - Other noninterest income and fees decreased $4.4 million for the year ended December 31, 2023 compared to the same period in 2022 largely as a result of earnings on SBIC investments of $310 thousand during 2023 as compared to $2.3 million during 2022, and $2.1 million of income related to legal settlements recorded in the third quarter of 2022.

Gain on sale of subsidiary - A $33.8 million gain from the sale of Windmark was recorded in 2023.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Noninterest income for the year ended December 31, 2022 was $76.1 million compared to $97.5 million for the year ended December 31, 2021, a decrease of $21.3 million, or 21.9%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities decreased $28.4 million, or 47.5%, to $31.4 million for the year ended December 31, 2022 from $59.7 million for the year ended December 31, 2021. The decrease was primarily the result of a reduction of $838.6 million, or 58.4%, in mortgage loan originations for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by rising mortgage interest rates during 2022 and the departure of several mortgage loan originators during the first quarter of 2022 and a decline in gain on sale margins. This decrease was partially offset by increases of $3.2 million in the fair value adjustment and $1.0 million in servicing income for the Company’s mortgage servicing rights portfolio.

Income from insurance activities - Income from insurance activities grew $2.5 million during 2022 compared to 2021. This was a result of both an increase in base premiums and profit-sharing bonuses.

Other income and fees - Other noninterest income and fees increased $4.6 million for the year ended December 31, 2022 compared to the same period in 2021, largely as a result of increased earnings from SBIC investments of $2.3 million and $2.1 million in legal settlements during 2022.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31, 2023 over 2022			Year Ended December 31, 2022 over 2021
	2023	2022	Increase (decrease)	2022	2021	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$79,377	$86,323	$(6,946)	$86,323	$93,360	$(7,037)
Occupancy expense, net	16,102	15,987	115	15,987	14,560	1,427
Professional services	6,433	9,740	(3,307)	9,740	6,752	2,988
Marketing and development	3,453	3,614	(161)	3,614	3,225	389
IT and data services	3,410	3,780	(370)	3,780	4,007	(227)
Bankcard expenses	5,557	5,376	181	5,376	4,995	381
Appraisal expenses	1,087	1,747	(660)	1,747	3,248	(1,501)
Realized loss on sale of securities	3,409	—	3,409	—	—	—
Other expenses(1)	16,118	17,522	(1,404)	17,522	17,883	(361)
Total noninterest expense	$134,946	$144,089	$(9,143)	$144,089	$148,030	$(3,941)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Noninterest expense for the year ended December 31, 2023 was $134.9 million compared to $144.1 million for the year ended December 31, 2022, a decrease of $9.1 million, or 6.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $6.9 million, or 8.0%, from $86.3 million for the year ended December 31, 2022 to $79.4 million for the year ended December 31, 2023. This was primarily driven by approximately $6.7 million in lower mortgage personnel costs, due to the reduction in mortgage loan originations and operations. Also, there was lower core Windmark personnel costs of $4.5 million due to the sale, partially offset by Windmark transaction and related incentive-based compensation expenses incurred in the first and second quarters of 2023.

Professional services - Professional services decreased $3.3 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily from a reduction of $2.7 million in legal fees incurred largely as a result of a vendor dispute, which was resolved and accounted for by the end of 2022.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses – Other noninterest expenses declined $1.4 million in the current year primarily from reduced expenses from mortgage operations, as mortgage originations declined, and Windmark expenses, due to the sale. Additionally, the FDIC assessment increased approximately $636 thousand as the assessment rates charged by the FDIC were increased as well as growth in the assessment base for the year ended December 31, 2023 as compared to the same period in 2022.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Noninterest expense for the year ended December 31, 2022 was $144.1 million compared to $148.0 million for the year ended December 31, 2021, a decrease of $3.9 million, or 2.7%.

Salaries and employee benefits - Salaries and employee benefits decreased $7.0 million, or 7.5%, from $93.4 million for the December 31, 2021 to $86.3 million for the year ended December 31, 2022. This decrease in salaries and employee benefits expense was primarily driven by lower mortgage commissions of $10.3 million and reduced related supporting personnel expenses due to the contraction in mortgage loan originations, partially offset by an increase of $1.0 million in variable insurance commission expense and additional expense for commercial lenders hired as part of a planned initiative.

Occupancy expense, net - There was a rise of $1.4 million in occupancy expense primarily related to property repair and maintenance on banking house properties for the year ended December 31, 2022, compared to the same period in 2021.

Professional services - Professional services increased $3.0 million for the year ended December 31, 2022, compared to the same period in 2021. The increase was largely attributable to additional legal fees of $2.6 million as a result of vendor dispute legal proceedings and other legal matters.

Appraisal expenses – Appraisal expenses declined $1.5 million for the year ended December 31, 2022, compared to the same period in 2021 primarily as a result of the overall decline in new mortgage loan originations.

Financial Condition

Our total assets increased $260.7 million, or 6.6%, to $4.20 billion at December 31, 2023 as compared to $3.94 billion at December 31, 2022. Our loans held for investment increased $266.1 million, or 9.7%, to $3.01 billion at December 31, 2023, compared to $2.75 billion at December 31, 2022. Total deposits increased $219.7 million, or 6.5% to $3.63 billion at December 31, 2023, compared to $3.41 billion at December 31, 2022. The increase in loans was primarily the continued result of organic growth of the Company from strong loan demand. The growth in deposits came both organically and from brokered deposits.

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

Loans held for investments increased $266.1 million, or 9.7%, to $3.01 billion at December 31, 2023 as compared to $2.75 billion at December 31, 2022. This increase in our loans was primarily the result of organic net loan growth based on strong loan demand. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and commercial loans, partially offset by decreases in consumer auto loans and residential construction loans.

The following table shows the contractual maturities of our loans held for investment portfolio at December 31, 2023:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$110,563	$597,520	$288,569	$84,404	$1,081,056
Commercial - specialized	130,836	115,520	74,148	51,872	372,376
Commercial - general	77,012	166,654	149,795	123,900	517,361
Consumer:
1-4 family residential	32,425	92,820	80,478	329,008	534,731
Auto loans	3,074	192,825	109,372	—	305,271
Other consumer	8,487	46,961	18,720	—	74,168
Construction	108,663	15,072	1,324	4,131	129,190
Total loans	$471,060	$1,227,372	$722,406	$593,315	$3,014,153

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of December 31, 2023:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$438,873	$531,620
Commercial - specialized	90,848	150,692
Commercial - general	160,529	279,820
Consumer:
1-4 family residential	307,699	194,607
Auto loans	302,197	—
Other consumer	65,681	—
Construction	11,112	9,415
Total loans	$1,376,939	$1,166,154

At December 31, 2023, there was $1.48 billion in adjustable rate loans, with $727.3 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $484.7 million will reprice immediately upon changes in the underlying index rate, with the remaining $242.6 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 72.7% of our loans were secured by real property as of December 31, 2023, compared to 69.8% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 40.1% of loans held for investment as of December 31, 2023 and represented 38.7% of loans held for investment as of December 31, 2022. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $161.7 million, or 17.6%, to $1.08 billion as of December 31, 2023 from $919.4 million as of December 31, 2022. The increase was primarily driven by an increase of $52.0 million in commercial and residential land development loans, an increase of $57.7 million in multi-family property loans, and an increase of $66.8 million in office, commercial and retail tenant loans.

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

Commercial general loans increased $32.6 million, or 6.7%, to $517.4 million as of December 31, 2023 from $484.8 million as of December 31, 2022. The increase in commercial general loans was primarily due to organic loan growth in other industry loans of $49.7 million, partially offset by a decrease of $18.6 million in construction company loans.

Commercial specialized loans increased $44.9 million, or 13.7%, to $372.4 million as of December 31, 2023 from $327.5 million as of December 31, 2022. This increase was primarily due to growth of $38.3 million in seasonal agricultural production loans and farmland loans and an increase of $25.5 million in direct energy loans, partially offset by a reduction of $19.3 million in finance, investment, and insurance loans.

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

Consumer and other loans increased $51.3 million, or 5.9%, to $914.2 million as of December 31, 2023, from $862.9 million as of December 31, 2022. The increase in these loans was primarily a result of a $74.6 million increase in residential mortgage loans, partially offset by a reduction of $16.2 million in consumer auto loans. As of December 31, 2023, our consumer loan portfolio was comprised of $534.7 million in 1-4 family residential loans, $305.3 million in auto loans, and $74.2 million in other consumer loans.

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

Construction loans decreased $24.3 million, or 15.8%, to $129.2 million as of December 31, 2023 from $153.5 million as of December 31, 2022. The decrease resulted from reduced demand for residential construction as interest rate levels remained elevated and projects were completed and sold.

Non-owner occupied office real estate loans are included in commercial real estate loans and totaled $131.9 million at December 31, 2023. Owner occupied office real estate loans are included in commercial loans and totaled $56.9 million at December 31, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2023	2022
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$598,800	$682,296
Standby letters of credit	11,503	13,864
Total	$610,303	$696,160

Allowance for Credit Losses

As discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed effective January 1, 2023, as we adopted the accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. The amount of allowance represents management’s best estimate of current expected credit losses (“CECL”) on these financial instruments over the contractual term of the instrument. Upon adoption, we recognized a cumulative effect adjustment to the ACL for loans and off-balance sheet credit exposures of $1.3 million. The CECL model requires recording life-of-loan projected losses in the loan portfolio based on future economic events and related loan portfolio credit performance. The prior accounting standard recorded reserves based on incurred losses at the balance sheet date.

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

To determine the adequacy of the ACL on loans, the Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans. The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio. Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the risk of the loan portfolio. The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio. The estimated credit loss for each loan is adjusted based on one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments. Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating. After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of a one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the through the cycle expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of perceived risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment. In addition to the loan level evaluations, nonaccrual loans with a balance of $250 thousand or more are individually analyzed based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan category.

The allowance for credit losses was $42.4 million at December 31, 2023 compared to $39.3 million at December 31, 2022, an increase of $3.1 million, or 7.8%. The increase was primarily a result of a provision for credit losses of $5.0 million being recorded during 2023 based on growth in the loan portfolio and net charge-offs of $2.0 million during 2023.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	As of or for the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$988,121	$817,365	$705,516
Commercial – specialized	350,940	351,598	336,754
Commercial – general	517,242	476,553	490,945
Consumer:
1-4 family residential	512,149	409,023	374,609
Auto loans	317,465	285,493	227,301
Other consumer	78,842	85,881	68,106
Construction	140,460	150,072	124,840
Loans held for sale	19,254	36,176	92,130
Total average loans outstanding during period	$2,924,473	$2,612,161	$2,420,201

Net charge-offs (recoveries) during the period
Commercial real estate	$—	$(418)	$(109)
Commercial – specialized	(164)	(807)	11
Commercial – general	292	(122)	459
Consumer:
1-4 family residential	(5)	100	44
Auto loans	691	364	483
Other consumer	861	913	653
Construction	319	161	(4)
Total net charge-offs (recoveries) during the period	$1,994	$191	$1,537

Total loans held for investment outstanding	$3,014,153	$2,748,081	$2,437,577
Nonaccrual loans	$3,242	$5,802	$9,518
Allowance for credit losses	$42,356	$39,288	$42,098

Ratio of allowance to total loans held for investment	1.41%	1.43%	1.73%
Ratio of allowance to nonaccrual loans	1,306.48%	677.15%	442.30%
Ratio of nonaccrual loans to total loans held for investment	0.11%	0.21%	0.39%

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	—	(0.05)%	(0.02)%
Commercial – specialized	(0.05)%	(0.23)%	—
Commercial – general	0.06%	(0.03)%	0.09%
Consumer:
1-4 family residential	—	0.02%	0.01%
Auto loans	0.22%	0.13%	0.21%
Other consumer	1.09%	1.06%	0.96%
Construction	0.23%	0.11%	—
Total ratio of net charge-offs (recoveries) to average loans during the period	0.07%	0.01%	0.06%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $2.0 million and were 0.07% of average loans outstanding for the year ended December 31, 2023, compared to $0.2 million and 0.01% for the year ended December 31, 2022. Gross charge-offs increased $320 thousand and recoveries decreased $1.5 million for the year ended December 31, 2023 compared to the same period in 2022. The increase in charge-offs was primarily attributable to an increase of $380 thousand in consumer auto loan charge-offs in 2023, while the decrease in recoveries was mainly due to a $822 thousand recovery on an energy relationship and a $400 thousand recovery on a commercial real estate loan during 2022. The allowance for credit losses as a percentage of loans held for investment was 1.41% at December 31, 2023 and 1.43% at December 31, 2022.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	As of December, 31
	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,808	37.3%	$13,029	33.1%	$17,245	41.0%
Commercial – specialized	4,020	9.5%	3,425	8.7%	4,363	10.4%
Commercial – general	6,391	15.1%	9,215	23.5%	8,466	20.1%
Consumer:
1-4 family residential	9,177	21.7%	6,194	15.8%	5,268	12.5%
Auto loans	3,601	8.5%	3,926	10.0%	3,653	8.7%
Other consumer	968	2.3%	1,376	3.5%	1,357	3.2%
Construction	2,391	5.6%	2,123	5.4%	1,746	4.1%
Total allowance for credit losses	$42,356	100.0%	$39,288	100.0%	$42,098	100.0%

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. OREO and repossessed assets are reported as foreclosed assets.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus foreclosed assets.

At December 31, 2023, our total nonaccrual loans were $3.2 million, or 0.11% of total loans held for investment, as compared to $5.8 million, or 0.21% of total loans held for investment, at December 31, 2022. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of December 31, 2023 to cover any probable loss. The decrease in the year ended December 31, 2023 was primarily due to one $2.6 million loan that was removed from nonaccrual status during the second quarter of 2023. This was a result of principal paydowns and continued sustained payment performance.

Nonperforming loans were $5.2 million at December 31, 2023 and $7.8 million at December 31, 2022. This decrease of $2.6 million is due to the improvement in one nonaccrual loan noted above.

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

Total securities at December 31, 2023 were $622.8 million, representing a decrease of $78.9 million, or 11.3%, compared to $701.7 million at December 31, 2022. The decrease was primarily due to a $20.7 million decline in the unrealized loss on available for sale securities and the sale of $56.2 million securities during 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the year ended December 31, 2023, the fair value adjustment to the Company’s available for sale securities increased $20.7 million after declining by $114.4 million during 2022 as a result of the significant increase in market interest rates. At December 31, 2023, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$735	3.65%	$6,112	1.73%	$4,897	2.15%	$191,070	2.28%
Residential mortgage- backed securities	—	—	3,038	2.02%	920	2.91%	347,293	2.20%
Commercial mortgage-backed securities	—	—	—	—	47,898	2.22%	—	—
Collateralized mortgage obligations	—	—	—	—	72,391	6.01%	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,359	3.07%	16,117	2.79%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$735	3.65%	$9,150	1.83%	$140,465	4.38%	$554,480	2.24%

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

Total deposits at December 31, 2023 were $3.63 billion, representing an increase of $219.7 million, or 6.5%, compared to $3.41 billion at December 31, 2022. The increase in total deposits since December 31, 2022 came both organically and from brokered deposits with growth of $68.3 million and $151.4 million, respectively. As of December 31, 2023, 26.9% of total deposits were comprised of noninterest-bearing demand accounts, 63.0% of interest-bearing non-maturity accounts and 10.1% of time deposits. Interest-bearing non-maturity accounts included $206.9 million in brokered deposits, which represented 5.7% of total deposits at December 31, 2023.

The following table shows the deposit mix as of the dates presented:

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Noninterest-bearing deposits	$974,201	26.9%	$1,150,488	33.8%
NOW and other transaction accounts	562,066	15.5%	350,910	10.3%
Money market and other savings	1,722,170	47.5%	1,618,833	47.5%
Time deposits	367,716	10.1%	286,199	8.4%
Total deposits	$3,626,153	100.0%	$3,406,430	100.0%

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2023		2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,069,280	—%	$1,189,730	—%	$1,016,835	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	401,075	2.93%	352,791	0.59%	355,274	0.03%
Savings accounts	145,758	0.87%	151,128	0.32%	132,426	0.09%
Money market accounts	1,571,152	2.70%	1,385,969	0.75%	1,353,978	0.29%
Time deposits	321,205	2.98%	327,289	1.22%	329,509	1.25%
Total interest-bearing deposits	2,439,190	2.66%	2,217,177	0.77%	2,171,187	0.38%
Total deposits	$3,508,470	1.85%	$3,406,907	0.50%	$3,188,022	0.26%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of December 31, 2023 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$78,777	$14,934	$53,727	$11,694	$159,132

The estimated amount of uninsured deposits as of December 31, 2023 was $918 million. This represented approximately 16% of total deposits and excludes $325 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2023 and 2022, we had total remaining borrowing capacity from the FHLB of $1.10 billion and $920.2 million, respectively. We had no FHLB borrowings during the years ended December 31, 2023 or 2022.

The Company has used FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at December 31, 2023 and 2022.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $595.4 million and $648.3 million at December 31, 2023 and 2022, respectively. There were no amounts outstanding on the FRB line of credit at December 31, 2023 and 2022. We had no long-term FRB borrowings during the years ended December 31, 2023 or 2022.

In addition, we have access to the Federal Reserve’s Bank Term Funding Program (“BTFP”). As of December 31, 2023, the Company has not pledged any securities for the BTFP but has approximately $134 million of available securities that can be used as collateral for additional borrowings through the program.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $160.0 million as of December 31, 2023 and 2022. The lines were not used, other than testing during the years ended December 31, 2023 and 2022.

Subordinated Debt

In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million (the “2028 Notes”) have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes qualify for Tier 2 capital treatment, subject to regulatory limitations.

On November 8, 2023, the Company notified holders of its 2028 Notes that it had elected to redeem all the outstanding 2028 Notes effective on December 15, 2023 (the “Redemption Date”). Each of the 2028 Notes were redeemed pursuant to the terms of the Indenture, dated as of December 14, 2018, between the Company and Argent Trust Company, N.A., as trustee for the 2028 Notes (the “Trustee”), at the redemption price totaling approximately $12.4 million in aggregate principal amount, plus accrued and unpaid interest. As provided in the redemption notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of 2028 Notes appearing on the books and records of the Trustee on the Redemption Date. The 2028 Notes ceased to represent the right to payment of principal and interest upon the payment to the holders of 2028 Notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of the 2028 Notes.

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

As of December 31, 2023, the total amount of subordinated debt outstanding was $64.1 million, less approximately $325 thousand of remaining debt issuance costs for a total balance of $63.8 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2023 and 2022. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of December 31, 2023, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 8.32%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 7.04%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 7.15%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2023.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. We had available borrowing capacity of up to approximately $1.83 billion through the FHLB, the FRB’s discount window, and access to the BTFP at December 31, 2023, which includes the unused line with the FHLB of $1.10 billion and the unused line with the FRB of $595.4 million. We have not pledged any securities for the BTFP but have approximately $134 million of available securities that can be used as collateral. Additionally, we have uncollateralized lines with multiple banks totaling $140 million at December 31, 2023. These lines are not guaranteed and we are not placing reliance on them.

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

Capital

Total stockholders’ equity increased to $407.1 million as of December 31, 2023, compared to $357.0 million as of December 31, 2022. The increase from December 31, 2022 was primarily the result of $62.7 million in net earnings and a decrease in the accumulated other comprehensive loss of $13.4 million, partially offset by repurchases of common stock of $17.8 million, and by $8.7 million in dividends paid for the year ended December 31, 2023.

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

At December 31, 2023, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2023, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2023 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023:
Total capital (to risk-weighted assets)
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%
Tier 1 capital (to average assets)
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2022:
Total capital (to risk-weighted assets)
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%
Tier 1 capital (to average assets)
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase programs during 2023 and 2022. In 2023, we repurchased 685,638 shares of common stock for a total of $17.8 million. In 2022, we repurchased 859,802 shares of common stock for a total of $22.7 million See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”, of this Report for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2023	2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(10.02)	(1.50)
+200	(6.59)	(0.96)
+100	(3.21)	(0.61)
-100	3.35	(1.50)
-200	6.86	(2.81)

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2023		2022	2021
	(Dollars in thousands)
Total stockholders’ equity		$407,114	$357,014	$407,427
Less: Goodwill and other intangibles		(21,744)	(23,857)	(25,403)
Tangible common equity	$	$ 385,370	$333,157	$382,024

Total assets		$4,204,793	$3,944,063	$3,901,855
Less: Goodwill and other intangibles		(21,744)	(23,857)	(25,403)
Tangible assets		$4,183,049	$3,920,206	$3,876,452
Shares outstanding		16,417,099	17,027,197	17,760,243
Total stockholders’ equity to total assets		9.68%	9.05%	10.44%
Tangible common equity to tangible assets		9.21%	8.50%	9.85%
Book value per share		$24.80	$20.97	$22.94
Tangible book value per share		$23.47	$19.57	$21.51

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2023.

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

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
South Plains Financial, Inc.
Lubbock, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as the Company's auditor since 2022.

Houston, Texas
March 15, 2024

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

We served as South Plains Financial, Inc.’s auditor from 2018 to 2021.

Fort Worth, Texas
March 7, 2022

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$62,821	$61,613
Interest-bearing deposits in banks	267,337	173,270
Cash and cash equivalents	330,158	234,883

Securities available for sale	622,762	701,711
Loans held for sale ($6,615 and $10,038 at fair value at December 31, 2023 and 2022, respectively)	14,499	30,403
Loans held for investment	3,014,153	2,748,081
Allowance for credit losses on loans	(42,356)	(39,288)
Loans held for investment, net	2,971,797	2,708,793

Accrued interest receivable	20,881	16,432
Premises and equipment, net	55,070	56,337
Bank-owned life insurance	74,504	73,174
Goodwill	19,315	19,508
Intangible assets, net	2,429	4,349
Mortgage servicing rights	26,569	27,474
Deferred tax asset, net	19,413	22,818
Other assets	47,396	48,181
Total assets	$4,204,793	$3,944,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$974,201	$1,150,488
Interest-bearing	2,651,952	2,255,942
Total deposits	3,626,153	3,406,430

Accrued expenses and other liabilities	61,358	58,265
Subordinated debt	63,775	75,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,797,679	3,587,049
Stockholders’ equity:
Common stock, $1 par value, 30,000,000 shares authorized; 16,417,099 issued in 2023 and 17,027,197 issued in 2022	16,417	17,027
Additional paid-in capital	97,107	112,834
Retained earnings	345,264	292,261
Accumulated other comprehensive loss	(51,674)	(65,108)
Total stockholders’ equity	407,114	357,014
Total liabilities and stockholders’ equity	$4,204,793	$3,944,063

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$176,598	$137,954	$120,540
Securities:
Taxable	21,590	15,010	9,445
Non taxable	3,872	4,529	4,639
Federal funds sold and interest-bearing deposits in banks	9,973	3,675	412
Total interest income	212,033	161,168	135,036

Interest expense:
Deposits	64,987	17,002	8,293
Notes payable & other borrowings	5	—	43
Subordinated debt	4,018	4,050	4,056
Junior subordinated deferrable interest debentures	3,276	1,640	880
Total interest expense	72,286	22,692	13,272

Net interest income	139,747	138,476	121,764
Provision for credit losses	4,610	(2,619)	(1,918)
Net interest income, after provision for credit losses	135,137	141,095	123,682

Noninterest income:
Service charges on deposit accounts	7,130	6,829	6,963
Income from insurance activities	1,515	10,826	8,314
Net gain on sales of loans	11,027	20,764	51,184
Bank card services and interchange fees	13,323	12,946	12,239
Other mortgage banking income	2,790	10,606	8,542
Investment commissions	1,698	1,825	1,934
Fiduciary fees	2,433	2,390	2,917
Gain on sale of subsidiary	33,778	—	—
Other	5,532	9,959	5,376
Total noninterest income	79,226	76,145	97,469

Noninterest expense:
Salaries and employee benefits	79,377	86,323	93,360
Occupancy and equipment, net	16,102	15,987	14,560
Professional services	6,433	9,740	6,752
Marketing and development	3,453	3,614	3,225
IT and data services	3,410	3,780	4,007
Bank card expenses	5,557	5,376	4,995
Appraisal expenses	1,087	1,747	3,248
Realized loss on sale of securities	3,409	—	—
Other	16,118	17,522	17,883
Total noninterest expense	134,946	144,089	148,030

Income before income taxes	79,417	73,151	73,121
Income tax expense	16,672	14,911	14,507
Net income	$62,745	$58,240	$58,614

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Earnings per share:
Basic	$3.73	$3.35	$3.26
Diluted	$3.62	$3.23	$3.17

Net income	$62,745	$58,240	$58,614
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	17,282	(114,367)	(15,479)
Less: Change in fair value on hedged state and municipal securities	(3,686)	14,607	5,812
Reclassification adjustment for loss on sale of securities	3,409	—	—
Tax effect	(3,571)	20,950	2,030
Other comprehensive income (loss)	13,434	(78,810)	(7,637)
Comprehensive income (loss)	$76,179	$(20,570)	$50,977

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	18,076,364	$18,076	$141,112	$189,521	$21,339	$370,048
Net income	—	—	—	58,614	—	58,614
Cash dividends declared - $0.30 per share	—	—	—	(5,385)	—	(5,385)
Other comprehensive loss	—	—	—	—	(7,637)	(7,637)
Issuance of stock related to stock-based awards, net of 82,004 shares for cashless exercise and net of 23,559 shares for taxes	77,408	77	(702)	—	—	(625)
Repurchases of common stock	(393,529)	(393)	(8,834)	—	—	(9,227)
Stock based compensation	—	—	1,639	—	—	1,639
Balance at December 31, 2021	17,760,243	17,760	133,215	242,750	13,702	407,427
Net income	—	—	—	58,240	—	58,240
Cash dividends declared - $0.46 per share	—	—	—	(8,012)	—	(8,012)
Other comprehensive loss	—	—	—	—	(78,810)	(78,810)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Issuance of stock related to stock-based awards, net of 141,762 shares for cashless exercise and net of 42,386 shares for taxes	126,756	127	(1,295)	—	—	(1,168)
Repurchases of common stock	(859,802)	(860)	(21,839)	—	—	(22,699)
Stock-based compensation	—	—	2,753	—	—	2,753
Balance at December 31, 2022	17,027,197	17,027	112,834	292,261	(65,108)	357,014
Net income	—	—	—	62,745	—	62,745
Cash dividends declared - $0.52 per share	—	—	—	(8,745)	—	(8,745)
Other comprehensive income	—	—	—	—	13,434	13,434
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Issuance of stock related to stock-based awards, net of 52,631 shares for cashless exercise and net of 27,262 shares for taxes	75,540	76	(807)	—	—	(731)
Repurchases of common stock	(685,638)	(686)	(17,077)	—	—	(17,763)
Stock-based compensation	—	—	2,157	—	—	2,157
Balance at December 31, 2023	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$62,745	$58,240	$58,614
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,610	(2,619)	(1,918)
Provision for foreclosed asset losses	142	—	—
Depreciation and amortization	6,412	6,965	6,436
Accretion and amortization	3,381	4,072	4,513
Other gains, net	(275)	(166)	(729)
Gain on sale of subsidiary	(33,778)	—	—
Loss on sale of securities	3,409	—	—
Net gain on sales of loans	(11,027)	(20,764)	(51,184)
Proceeds from sales of loans held for sale	347,583	662,294	1,513,961
Loans originated for sale	(322,122)	(598,495)	(1,437,003)
Deferred income tax expense	99	1,359	1,453
Earnings on bank-owned life insurance	(1,330)	(1,196)	(1,247)
Stock-based compensation	2,157	2,753	1,639
Change in valuation of mortgage servicing rights	2,375	(4,705)	(1,455)
Net change in:
Accrued interest receivable and other assets	(8,502)	(1,067)	3,382
Accrued expenses and other liabilities	2,660	16,919	(191)
Net cash provided by operating activities	58,539	123,590	96,271

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(199,898)	(176,713)	(61,548)
Sales	52,828	—	—
Maturities, prepayments, and calls	240,106	81,253	120,325
Loan originations and principal collections, net	(270,196)	(311,459)	(218,458)
Purchases of premises and equipment	(4,681)	(4,469)	(2,920)
Proceeds from sales of premises and equipment	968	480	1,458
Proceeds from sale of subsidiary	36,080	—	—
Proceeds from sales of foreclosed assets	1,417	2,051	1,302
Net cash used in investing activities	(143,376)	(408,857)	(159,841)

Cash flows from financing activities:
Net change in deposits	219,723	65,208	366,871
Net change in short-term borrowings	—	—	(26,550)
Payments to tax authorities for stock-based compensation	(731)	(1,168)	(625)
Payments made on notes payable and other borrowings	—	—	(75,000)
Payments made on subordinated debt	(12,372)	—	—
Cash dividends paid on common stock	(8,745)	(8,012)	(5,385)
Payments to repurchase common stock	(17,763)	(22,699)	(9,227)
Net cash provided by financing activities	180,112	33,329	250,084

Net change in cash and cash equivalents	$95,275	$(251,938)	$186,514
Beginning cash and cash equivalents	234,883	486,821	300,307
Ending cash and cash equivalents	$330,158	$234,883	$486,821

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$70,065	$21,770	$13,471
Income taxes paid	19,388	13,835	12,400
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	2,130	764	927
Premises and equipment transferred to foreclosed assets	172	—	—
Additions to mortgage servicing rights	1,470	3,069	9,196

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with insurance, investment, trust, and mortgage services. The following were subsidiaries of SPFI as of December 31, 2023:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”), City Bank’s wholly-owned subsidiary, through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.8 million. This transaction did not meet the criteria for discontinued operations reporting.

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

Accounting Changes and Recent Accounting Pronouncements – Updates to the FASB ASC are prescribed in Accounting Standards Updates (“ASUs”), which are not authoritative until incorporated into the ASC.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. The CECL model also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in sales type and direct financing leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Topic 326 made changes to the accounting for securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on securities available for sale management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted the CECL model effective January 1, 2023 using the modified retrospective approach. As a result, the Company recognized a one-time, after tax cumulative effect adjustment of $997 thousand that reduced retained earnings, increased the ACL for loans by approximately $100 thousand and increased the ACL for off-balance sheet credit exposures by approximately $1.2 million.

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

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extended the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. ASU 2022-06, which was effective upon issuance, deferred the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact the financial statements and the Company has fully transitioned all products tied to LIBOR.

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update require public entities to disclose information about reportable segments’ significant expenses on an interim and annual basis. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material effect on the Company’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a material effect on the Company’s financial statements.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (“OCI”). Relevant examples of OCI items are unrealized holding gains and losses on securities available for sale and net gains and losses on fair value hedges.

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

Securities – Investment securities may be classified into trading, held to maturity (“HTM”) or available for sale (“AFS”) portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and positive intent to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as trading or HTM are AFS and are carried at fair value with unrealized gains and losses reported as a component of OCI, net of tax. Management uses these assets as part of its asset/liability management strategy; they may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on sales are recorded on the trade date, are derived from the amortized cost of the security sold and are determined using the specific identification method. A security is placed on nonaccrual status if principal or interest has been in default for a period of 90 days or more, or if full payment of principal and interest is not expected. The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of AFS securities and report the accrued interest in accrued interest receivable in the Consolidated Balance Sheets. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income.

ACL (AFS Securities) – For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in OCI. Changes in the ACL are recorded as provision for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest is excluded from the estimate of credit losses

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Small Business Investment Company (“SBIC”) investments are equity interests in limited partnerships. The SBIC investments do not have readily determinable fair values and are recorded under the equity method of accounting at cost minus impairment, if any, plus or minus adjustments to the cost basis. Adjustments to the cost basis occur as a result of capital contributions, distributions, the Company’s share of earnings, or changes in the value of the Company’s equity position. The Company’s share of earnings is included in noninterest income with a one-quarter lag period.

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

The ACL is evaluated on a quarterly basis by management. The Company applied a dual credit risk rating (“DCRR”) methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans at January 1 and December 31, 2023. The DCRR process quantifies the expected credit loss at the loan level for the entire loan portfolio. Loan grades are assigned by a customized scorecard that risk rates each loan based on multiple probability of default and loss given default elements to measure the credit risk of the loan portfolio. The ACL estimate incorporates the Company’s DCRR loan level risk rating methodology and the expected default rate frequency term structure to derive loan level life of loan estimates of credit losses for every loan in the portfolio. The estimated credit loss for each loan is adjusted based on its one-year through the cycle estimate of expected credit loss to a life of loan measurement that reflects current conditions and reasonable and supportable forecasts. The life of loan expected loss is determined using the contractual weighted average life of the loan adjusted for prepayments. Prepayment speeds are determined by grouping the loans into pools based on segments and risk rating. After the life of loan expected losses are determined, they are adjusted to reflect the Company’s reasonable and supportable economic forecast over a selected range of one to two years. The Company has developed regression models to project net charge-off rates based on macroeconomic variables (“MEVs”), typically a one-year forecast period is used. MEV’s considered in the analysis consist of data gathered from the St. Louis Federal Reserve Research Database (“FRED”), such as, federal funds rate, 10-year treasury rates, 30-year mortgage rates, crude oil prices, consumer price index, housing price index, unemployment rates, housing starts, gross domestic product, and disposable personal income. These regression models are applied to the Company’s economic forecast to determine the corresponding net charge-off rates. The projected net charge-off rates for the given economic scenario are used to adjust the life of loan expected losses. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within our loan segments. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of the ACL by a calculated percentage based upon the estimated level of risk within a particular segment. Q-Factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage Q-Factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

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

Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective ACL evaluation. When management determines that foreclosure is probable, or if certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty, the Company elects the fair value of collateral practical expedient, whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less estimated costs to sell.

Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

ACL (Off-Balance Sheet Credit Exposures) – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL for off-balance sheet credit exposures is adjusted through provision for credit losses. The estimate includes  consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The likelihood of funding is based on utilization rates, which are determined based on a two-year rolling average of historical usage. Expected loss rates for all pass rated loans are used to determine the ACL for off-balance sheet credit exposures. The ACL for off-balance sheet credit exposures is included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Servicing fee income, which is reported in the consolidated financial statements as Other mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recorded when income is earned. Servicing income was $4.2 million, $4.1 million, and $3.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Derivatives – At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Leases – During the second quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 — Leases (Topic 842), effective as of January 1, 2022, using the alternative transition method under the option to apply the lease standard at its effective date without adjusting the prior period comparative financial statements. The Company elected the package of practical expedients to not reassess: (i) whether any existing contracts are or contain a lease, (ii) the lease classification of any existing leases, and (iii) initial direct costs related to existing leases. The Company also elected to apply additional practical expedients to include both the lease and nonlease components of all leases as a single component and account for it as a lease and to use hindsight for leases existing at the adoption date. The Company recorded a $9.4 million right-of-use (“ROU”) asset, offset by a $10.3 million lease liability, and a $717 thousand, net of tax, cumulative effect adjustment that reduced retained earnings.

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

Revenue Recognition – The majority of the Company’s revenues come from interest income and other sources, including loans, securities and derivatives, that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within Noninterest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposit accounts, bank card services and interchange fees, investment commissions, fiduciary fees, and the sale of other real estate owned (“OREO”). Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income streams within the scope of Topic 606 are discussed below.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2023 and 2022.

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

Insurance Activities
The Company’s revenue from insurance activities ceased subsequent to the sale of Windmark. The primary source of revenues for insurance activities were commissions from underwriting enterprises, based on a percentage of premiums paid by clients. These commissions and fees revenues were substantially recognized at a point in time on the effective date of the associated policies when control of the policy transferred to the client. Commissions were fixed at the contract effective date and generally were based on a percentage of premiums for insurance coverage. Commissions depended upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2023, 2022, and 2021 were approximately $2.9 million, $3.1 million, and $2.6 million, respectively.

Income Taxes – The Company files a consolidated federal income tax return including the results of its wholly owned subsidiary, the Bank. The Company estimates income taxes payable based on the amount it expects to owe. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of OCI). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

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

Subsequent Events – The Company has evaluated subsequent events from December 31, 2023 through the time the consolidated financial statements were filed with the SEC.

2.	SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at year-end follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale:
State and municipal	$202,814	$2	$(22,241)	$—	$180,575
Residential mortgage-backed securities	351,251	—	(50,547)	—	300,704
Commercial mortgage-backed securities	47,898	—	(6,150)	—	41,748
Commercial collateralized mortgage obligations	72,391	—	(461)	—	71,930
Asset-backed and other amortizing securities	18,476	—	(1,436)	—	17,040
Other securities	12,000	—	(1,235)	—	10,765
	$704,830	$2	$(82,070)	$—	$622,762

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
State and municipal	$259,429	$27	$(34,401)	$225,055
Residential mortgage-backed securities	386,783	—	(57,938)	328,845
Commercial mortgage-backed securities	49,161	—	(7,194)	41,967
Commercial collateralized mortgage obligations	76,189	—	(551)	75,638
Asset-backed and other amortizing securities	20,907	—	(1,813)	19,094
Other securities	12,000	—	(888)	11,112
	$804,469	$27	$(102,785)	$701,711

The amortized cost and fair value of securities at December 31, 2023 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$735	$735
After 1 year through 5 years	6,112	5,940
After 5 years through 10 years	16,897	15,640
After 10 years	191,070	169,024
Declining-balance securities	490,016	431,423
	$704,830	$622,762

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $438.9 million and $464.1 million at December 31, 2023 and 2022, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The Company sold $56.2 million of available for sale securities in the second quarter of 2023. This resulted in realized losses on sale of $3.4 million.

The following table segregates securities with unrealized losses at year-end, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
State and municipal	$207	$—	$177,908	$22,241	$178,115	$22,241
Mortgage-backed securities - residential	9	—	300,695	50,547	300,704	50,547
Mortgage-backed securities - commercial	—	—	41,748	6,150	41,748	6,150
Collateralized mortgage obligations	—	—	71,930	461	71,930	461
Asset-backed and other amortizing securities	—	—	17,040	1,436	17,040	1,436
Other securities	3,286	214	7,479	1,021	10,765	1,235
	$3,502	$214	$616,800	$81,856	$620,302	$82,070

December 31, 2022
State and municipal	$162,746	$23,538	$57,675	$10,863	$220,421	$34,401
Mortgage-backed securities - residential	220,752	27,967	108,080	29,971	328,832	57,938
Mortgage-backed securities - commercial	41,966	7,194	—	—	41,966	7,194
Collateralized mortgage obligations	75,638	551	—	—	75,638	551
Asset-backed and other amortizing securities	19,094	1,813	—	—	19,094	1,813
Other securities	11,112	888	—	—	11,112	888
	$531,308	$61,951	$165,755	$40,834	$697,063	$102,785

There were 144 securities with an unrealized loss at December 31, 2023, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category at year-end as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Commercial real estate	$1,081,056	$919,358
Commercial - specialized	372,376	327,513
Commercial - general	517,361	484,783
Consumer:
1-4 family residential	534,731	460,124
Auto loans	305,271	321,476
Other consumer	74,168	81,308
Construction	129,190	153,519
	3,014,153	2,748,081
Allowance for credit losses on loans	(42,356)	(39,288)
Loans, net	$2,971,797	$2,708,793

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

The ACL for loans was $42.4 million at December 31, 2023, compared to $39.3 million at December 31, 2022. The ACL for loans to loans held for investment was 1.41% at December 31, 2023 and 1.43% at December 31, 2022.

The following table details the activity in the ACL for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Impact of CECL Adoption	Provision for Credit Losses (1)	Charge-offs	Recoveries	Ending Balance
For the year ended December 31, 2023
Commercial real estate	$13,029	$827	$1,952	$—	$—	$15,808
Commercial - specialized	3,425	33	398	(11)	175	4,020
Commercial - general	9,215	(2,574)	42	(469)	177	6,391
Consumer:
1-4 family residential	6,194	1,700	1,278	(1)	6	9,177
Auto loans	3,926	(332)	698	(888)	197	3,601
Other consumer	1,376	(235)	688	(1,140)	279	968
Construction	2,123	683	(96)	(319)	—	2,391
	$39,288	$102	$4,960	$(2,828)	$834	$42,356

(1) The $4.6 million provision for credit loss on the consolidated statement of comprehensive income (loss) includes a $5.0 million provision for credit losses on loans and a $(350) thousand provision for off-balance sheet credit exposures for the year ended December 31, 2023.

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the year ended December 31, 2022
Commercial real estate	$17,245	$(4,634)	$—	$418	$13,029
Commercial - specialized	4,363	(1,745)	(199)	1,006	3,425
Commercial - general	8,466	627	(328)	450	9,215
Consumer:
1-4 family residential	5,268	1,026	(140)	40	6,194
Auto loans	3,653	637	(508)	144	3,926
Other consumer	1,357	932	(1,167)	254	1,376
Construction	1,746	538	(166)	5	2,123
	$42,098	$(2,619)	$(2,508)	$2,317	$39,288

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the year ended December 31, 2021
Commercial real estate	$18,962	$(1,826)	$—	$109	$17,245
Commercial - specialized	5,760	(1,386)	(172)	161	4,363
Commercial - general	9,227	(302)	(677)	218	8,466
Consumer:
1-4 family residential	4,646	666	(52)	8	5,268
Auto loans	4,226	(90)	(598)	115	3,653
Other consumer	1,671	339	(903)	250	1,357
Construction	1,061	681	—	4	1,746
	$45,553	$(1,918)	$(2,402)	$865	$42,098

During the year ended December 31, 2023, the provision for credit losses on loans of $5.0 million was driven primarily by organic loan growth experienced during 2023 and net charge-offs of $2.0 million during the year.

The following table shows the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the date indicated (dollars in thousands).

	Equipment	Real Estate	Accounts Receivable	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	353	691	—	1,044	142
Consumer:
1-4 family residential	—	362	—	362	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	218	—	218	—
	$353	$1,271	$—	$1,624	$142

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

Prior to the adoption of ASC 326 on January 1, 2023, loan was reported as impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250 thousand were specifically reviewed to determine if they were impaired. Loans that were determined to be impaired were then evaluated to determine estimated impairment, if any. Impairment could be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that were not individually determined to be impaired or were not subject to the specific review of impaired status were subject to the general valuation allowance portion of the allowance for loan losses.

Impaired loans, or portions thereof, were charged off when deemed uncollectible. Impaired loan information at the date indicated follows (dollars in thousands):

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

All impaired loans $250 thousand and greater were specifically evaluated for impairment at December 31, 2022 . Interest income recognized using a cash-basis method on impaired loans for the years ended December 31, 2022 and 2021 was not significant.

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at year-end (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Nonaccrual with no ACL
December 31, 2023
Commercial real estate	$499	$86	$—	$—
Commercial - specialized	521	—	213	—
Commercial - general	1,316	296	953	—
Consumer:
1-4 Family residential	793	1,390	1,828	362
Auto loans	1,208	60	—	—
Other consumer	1,134	103	30	—
Construction	759	—	218	218
	$6,230	$1,935	$3,242	$580

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual
December 31, 2022
Commercial real estate	$342	$27	$—
Commercial - specialized	25	13	38
Commercial - general	1,451	60	3,357
Consumer:
1-4 Family residential	1,389	1,653	1,356
Auto loans	707	85	—
Other consumer	1,487	149	37
Construction	550	—	1,014
	$5,951	$1,987	$5,802

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the year ended December 31, 2023 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following table reflects the amortized cost basis in loans by credit quality indicator and origination year at December 31, 2023, and gross charge-offs for the year ended December 31, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year

(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$254,766	$324,601	$189,211	$50,660	$47,988	$174,859	$3,842	$1,045,927
Special mention	—	—	—	11,677	—	—	—	11,677
Substandard	—	82	21,152	1,699	149	370	—	23,452
Total commercial real estate loans	$254,766	$324,683	$210,363	$64,036	$48,137	$175,229	$3,842	$1,081,056
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized:
Pass	$117,912	$56,152	$57,839	$19,883	$10,376	$22,758	$83,368	$368,288
Special mention	—	2,938	—	—	—	—	300	3,238
Substandard	—	105	196	393	19	137	—	850
Total commercial - specialized loans	$117,912	$59,195	$58,035	$20,276	$10,395	$22,895	$83,668	$372,376
Current period gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Commercial - general:
Pass	$88,911	$128,627	$90,957	$35,794	$45,660	$68,990	$44,131	$503,070
Special mention	—	—	—	—	—	1,565	250	1,815
Substandard	201	2,930	4,676	227	2,749	1,442	251	12,476
Total commercial - general loans	$89,112	$131,557	$95,633	$36,021	$48,409	$71,997	$44,632	$517,361
Current period gross charge-offs	$—	$47	$50	$33	$18	$321	$—	$469

Consumer: 1-4 family residential:

Pass	$113,897	$156,549	$106,619	$51,940	$31,345	$56,666	$3,770	$520,786
Special mention	—	—	—	—	—	—	—	—
Substandard	376	382	4,238	708	3,758	4,483	—	13,945
Total consumer: 1-4 family residential loans	$114,273	$156,931	$110,857	$52,648	$35,103	$61,149	$3,770	$534,731
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Consumer: auto loans:
Pass	$106,149	124,588	48,686	16,524	6,812	1,935	—	304,694
Special mention	—	—	—	—	—	—	—	—
Substandard	16	189	199	60	81	32	—	577
Total consumer: auto loans	$106,165	$124,777	$48,885	$16,584	$6,893	$1,967	$—	$305,271
Current period gross charge-offs	$113	$377	$254	$14	$49	$81	$—	$888

Consumer: other consumer:
Pass	$23,719	$26,899	$10,198	$3,190	$2,539	$6,107	$1,364	$74,016
Special mention	—	—	—	—	—	—	—	—
Substandard	—	13	44	10	—	84	1	152
Total consumer: other consumer loans	$23,719	$26,912	$10,242	$3,200	$2,539	$6,191	$1,365	$74,168
Current period gross charge-offs (1)	$624	$244	$88	$32	$72	$80	$—	$1,140

Construction:
Pass	$61,903	$53,930	$5,511	$331	$—	$—	$6,250	$127,925
Special mention	131	—	820	—	—	—	—	951
Substandard	—	314	—	—	—	—	—	314
Total construction loans	$62,034	$54,244	$6,331	$331	$—	$—	$6,250	$129,190
Current period gross charge-offs	$48	$—	$271	$—	$—	$—	$—	$319

(1) Includes $574 thousand in charged-off demand deposit overdrafts reported as 2023 originations.

The following table summarizes loans by credit quality indicator at December 31, 2022 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate	$893,312	$—	$26,046	$—	$919,358
Commercial - specialized	326,987	—	526	—	327,513
Commercial - general	451,639	—	33,144	—	484,783
Consumer:
1-4 family residential	450,034	—	10,090	—	460,124
Auto loans	321,158	—	318	—	321,476
Other consumer	81,109	—	199	—	81,308
Construction	151,995	—	1,524	—	153,519
	$2,676,234	$—	$71,847	$—	$2,748,081

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

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable

December 31, 2023
Commercial real estate	$—	$2,118	$127	$—	$—	$—	0.21%
Commercial - specialized	103	—	81	686	—	—	0.23%
Commercial - general	266	6,995	598	109	—	28	1.55%
Consumer:
1-4 family	187	390	87	—	—	7	0.13%
Auto loans	34	35	17	—	42	—	0.04%
Other consumer	—	—	—	—	7	—	0.01%
Construction	—	2,315	302	—	—	—	2.03%
	$590	$11,853	$1,212	$795	$49	$35	0.48%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following presents the performance of such loans that have been modified in the year ended December 31, 2023 (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
December 31, 2023
Commercial real estate	$—	$—	$—
Commercial - specialized	—	—	265
Commercial - general	69	33	63
Consumer:
1-4 Family residential	—	—	—
Auto loans	69	—	—
Other consumer	—	—	—
Construction	—	—	272
	$138	$33	$600
The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023 (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
December 31, 2023
Commercial real estate	$—	—	5
Commercial - specialized	—	0.86%	56
Commercial - general	—	1.97%	16
Consumer:
1-4 Family residential	—	1.75%	16
Auto loans	—	0.86%	11
Other consumer	—	4.75%	—
Construction	—	—	6
	$—	1.07%	15

As of December 31, 2023, the Company had one loan relationship made to borrowers experiencing financial difficulty that was modified during the year ended December 31, 2023 that subsequently defaulted, totaling $297 thousand. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Prior-period troubled debt restructuring (“TDR”) disclosures

Prior to adopting the new accounting standard on loan modifications, the Company accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession and specific reserves were charged to the ACL, if necessary, for the amount of estimated credit loss. The Company had  no loans modified as a TDR during the years ended December 31, 2022 and  2021.

4.	FORECLOSED ASSETS

Foreclosed assets activity was as follows for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Beginning balance	$169	$1,032	$1,353
Additions	2,302	764	927
Sales, net	(1,417)	(1,627)	(1,248)
Current year valuation write-down	(142)	—	—
Ending balance	$912	$169	$1,032

There was no activity in the valuation allowance for the years ended December 31, 2022 and 2021.

Net expenses related to foreclosed assets include the following for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net gain on sales	$—	$(424)	$(44)
Current year valuation write-down	142	—	—
Operating expenses, net of rental income	42	65	57
Foreclosed assets expense, net	$184	$(359)	$13

5.	PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows (dollars in thousands):

	December 31,
	2023	2022
Land	$9,530	$10,065
Buildings and improvements	66,558	63,995
Furniture and equipment	51,225	47,967
Construction in process	396	2,378
	127,709	124,405
Less accumulated depreciation	(72,639)	(68,068)
Premises and equipment, net	$55,070	$56,337

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was approximately $5.1 million, $5.1 million, and $4.8 million, respectively.

6.	LEASES

Lessee Arrangements

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year.  When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of December 31, 2023 and 2022, the Company had no finance leases.

The balance sheet components of the Company’s leases at year-end are as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right of use assets (included in Other assets)	$8,681	$7,938
Operating lease liabilities (included in Accrued expenses and other liabilities)	9,630	8,897

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $2.9 million, $2.9 million and $2.5 million, respectively, for the years ended December 31, 2023,2022 and 2021, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,004	$1,976
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,515	$—

For operating leases, the Company’s weighted average remaining lease terms and weighted average discount rate was 9.90 years and 5.51%, respectively, as of  December 31, 2023, and 9.83 years and 4.65%, respectively, as of December 31, 2022.

Future undiscounted lease payments at December 31, 2023, under operating lease agreements, are presented below (in thousands).

2024	$1,772
2025	1,437
2026	1,375
2027	1,324
2028	1,169
Thereafter	5,570
Total minimum lease payments	12,647
Less: Amount representing interest	3,017
Lease liabilities	$9,630

As of December 31, 2023, the Company had no significant additional operating leases that have not yet commenced.

Lessor Arrangements

The Company leases certain facilities and office space under operating lease agreements to outside parties. Operating lease income for the years ended December 31, 2023, 2022, and 2021 was $839 thousand, $800 thousand, and $890 thousand, respectively, and is included in occupancy and equipment, net in the consolidated statements of comprehensive income (loss).

7.	GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million and $19.5 million at December 31, 2023 and 2022, respectively.

Other intangible assets, which consisted of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	December 31,
	2023	2022
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,250)	(3,420)
	2,429	3,259

Other intangibles	—	2,972
Less: Accumulated amortization	—	(1,882)
	—	1,090
Other intangible assets, net	$2,429	$4,349

On April 1, 2023, the sale of Windmark was completed, resulting in the removal of goodwill and other intangible assets, net of accumulated amortization, of $193 thousand and $942 thousand, respectively.

Amortization expense for other intangibles for the years ended December 31, 2023, 2022, and 2021 totaled $1.0 million, $1.5 million, and $1.7 million, respectively. The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five years is as follows (dollars in thousands):

2024	$708
2025	587
2026	466
2027	344
2028	223

8.	MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio for the periods or dates presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$27,474	$19,700	$9,049
Additions	1,470	3,069	9,196
Valuation adjustment	(2,375)	4,705	1,455
Ending balance	$26,569	$27,474	$19,700

	December 31,
	2023	2022
Mortgage loans serviced for others	$2,001,476	$2,046,490
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.33%	1.34%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	December 31,
	2023	2022
Weighted average constant prepayment rate	7.46%	7.47%
Weighted average discount rate	10.66%	9.15%
Weighted average life in years	8.09	7.91

9.	DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 were $170.4 million and $131.0 million at December 31, 2023 and 2022, respectively.

The scheduled maturities of time deposits at December 31, 2023 follows (dollars in thousands):

2024	$339,979
2025	19,665
2026	3,864
2027	1,728
2028	2,272
Thereafter	207
$367,715

10.	BORROWING ARRANGEMENTS

Short-term borrowings
There were no balances as of December 31, 2023 and 2022 related to federal funds purchased or FHLB short-term advances. Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $3.0 million and $2.8 million at December 31, 2023 and 2022. The available capacity of the line was $1.1 billion and $920.2 million with no outstanding borrowings at December 31, 2023 and 2022, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $595.4 million and $648.3 million at December 31, 2023 and 2022, respectively. This line was not used at December 31, 2023 or 2022.

In addition, the bank subsidiary also has access to the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of December 31, 2023, the Company has not pledged any securities for the BTFP but has approximately $134 million of available securities that can be used as collateral for additional borrowings through the program.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $140.0 million and $160.0 million as of December 31, 2023 and 2022, respectively. These lines were not used at December 31, 2023 or 2022.

Notes payable and other borrowings
The bank had no FHLB advances outstanding at December 31, 2023 or 2022.
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

The Company is required by the Federal Reserve to maintain certain levels of capital for bank regulatory purposes. The debentures issued by the trusts to the Company, less the common capital securities of the trusts, continue to qualify as Tier 1 capital, subject to limitation to 25% of Tier 1 capital, under guidance issued by the Federal Reserve.

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

The following table is a detail of the debentures and TPS at December 31, 2023 (dollars in thousands):

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
SPFCT III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291bps; 8.32%
SPFCT IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165bps; 7.04%
SPFCT V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176bps; 7.15%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

Subordinated debt
In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million (the “2028 Notes”) have a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes qualify for Tier 2 capital treatment, subject to regulatory limitations.

On November 8, 2023, the Company notified holders of its 2028 Notes that it had elected to redeem all the outstanding 2028 Notes effective on December 15, 2023 (the “Redemption Date”). Each of the 2028 Notes were redeemed pursuant to the terms of the Indenture, dated as of December 14, 2018, between the Company and Argent Trust Company, N.A., as trustee for the 2028 Notes (the “Trustee”), at the redemption price totaling approximately $12.4 million in aggregate principal amount, plus accrued and unpaid interest. As provided in the redemption notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of 2028 Notes appearing on the books and records of the Trustee on the Redemption Date. The 2028 Notes ceased to represent the right to payment of principal and interest upon the payment to the holders of 2028 Notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of the 2028 Notes.

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

As of December 31, 2023, the total amount of subordinated notes outstanding was $64.1 million less approximately $325 thousand  of remaining debt issuance costs for a total balance of $63.8 million. As of December 31, 2022, the total amount of subordinated notes outstanding was $76.5 million less approximately $511 thousand of remaining debt issuance costs for a total balance of $76 million.

11.	EMPLOYEE BENEFITS

The Company sponsored the South Plains Financial, Inc. Employee Stock Ownership Plan (“ESOP”). Effective May 9, 2019, the ESOP was restated and amended. The 401(k) related assets, which consisted of participants’ elective and rollover accounts, were transferred to the newly formed City Bank 401(k) Plan (the “401(k) Plan”). The ESOP covered all employees who have completed one month of service.

On December 30, 2022, the board of directors of the Company adopted resolutions to terminate the ESOP, effective as of December 31, 2022. Upon termination of the ESOP, all ESOP participants became fully vested in their ESOP benefits without regard to whether they were fully vested in such benefits as of the effective date of the termination. As a result of the ESOP termination, all ESOP assets were distributed to the ESOP participants in a lump sum distribution of cash and Company stock, without consideration as to whether the participant consented to such distribution. However, in the event that an ESOP participant’s account exceeded $1,000 and the participant failed to consent to the distribution, the participant’s account balance was distributed to an individual retirement account for the participant’s benefit. Furthermore, if an ESOP participant’s account balance was $10,000 or less and the participant elected to receive a cash distribution, then the account balance was distributed to the ESOP participant in a lump sum cash payment. All ESOP participant account balances were distributed by April 30, 2023.

As of December 31, 2022 , the number of shares held by the ESOP was 2,574,100 and all were allocated to participants.

Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.8 million in 2023, $1.9 million in 2022, and $1.8 million in 2021.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.4 million, $4.2 million, and $4.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $742 thousand and $653 thousand as of December 31, 2023 and 2022, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $150 thousand per participant per year.

Non-Qualified Plans – Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $13.3 million and $12.9 million was accrued at December 31, 2023 and 2022, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2023, 2022, and 2021 was approximately $1.1 million, $1.0 million and, $1.0 million, respectively.

12.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 4,426,996 at December 31, 2023. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the year ended December 31, 2023 is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2023
Outstanding at beginning of year:	1,354,189	$16.11		$17,416
Granted	47,816	27.46		72
Exercised	(117,292)	11.96		(1,994)
Forfeited	(1,125)	20.19		(10)
Expired	(2,730)	17.47		(31)

Balance, December 31, 2023	1,280,858	$16.91	5.11	$15,453

Exercisable at end of period	1,082,939	$15.80	4.68	$14,265

Vested at end of period	1,082,939	$15.80	4.68	$14,265

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	39.13% to 39.68%	40.20% to 40.29%	41.20% to 41.32%
Expected dividend yield	1.74% to 1.90%	1.30%	1.00%
Expected term (years)	6.1 to 6.3	6.1 to 6.3	6.1 to 6.2
Risk-free interest rate	3.91% to 3.98%	1.56% to 1.95%	0.52% to 0.83%
Weighted average grant date fair value	$10.26	$10.54	$7.07

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $3.9 million, and $2.1 million, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the year ended December 31, 2023 is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2023
Outstanding at beginning of year:	84,342	$26.76
Granted	85,127	25.33
Exercised	(38,141)	24.40
Forfeited	(5,411)	25.22

Balance, December 31, 2023	125,917	$26.58

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was $931 thousand, $601 thousand, and $489 thousand, respectively.

For the years ended December 31, 2023, 2022, and 2021 the Company recorded stock-based compensation expense related to the Plan of $2.2 million, $2.8 million and $1.6 million, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2023 was $2.9 million and will be recognized over a weighted average remaining period of 1.66 years.

13.	INCOME TAXES

The components of income tax expense (benefit) was as follows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense
Federal	$16,192	$13,250	$12,834
State	381	302	220
Deferred expense
Federal	99	1,359	1,453
Total	$16,672	$14,911	$14,507

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate times financial statement income	$16,678	$15,362	$15,355
Effect of:
Tax-exempt income	(836)	(953)	(978)
State taxes, net of federal benefit	301	239	174
Earnings from bank owned life insurance	(279)	(251)	(262)
Non-deductible expenses	675	409	281
Other, net	133	105	(63)
Total	$16,672	$14,911	$14,507

Effective tax rate	20.99%	20.38%	19.84%

Year-end deferred tax assets and liabilities were due to the following at year-end (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$8,895	$8,251
Deferred compensation	5,640	6,118
Leases	200	201
Other real estate owned	30	—
Nonaccrual loans	78	71
Unrealized gain on available-for-sale securities	17,234	21,579
Other	456	286
Total deferred tax assets	32,533	36,506

Deferred tax liabilities
Depreciation	(2,800)	(2,672)
Intangibles	(626)	(505)
Prepaid expenses	(564)	(355)
Mortgage servicing rights	(5,580)	(5,770)
Other	(3,550)	(4,386)
Total deferred tax liabilities	(13,120)	(13,688)
Net deferred tax asset	$19,413	$22,818

14.	RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2023 and 2022 aggregated approximately $10.7 million and $9.7 million, respectively. There were no charge-offs related to these loans in 2023 or 2022 and any advance and repayment activity was routine. Deposits from these related parties in the consolidated financial statements were not significant.

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

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow (dollars in thousands):

	December 31,
	2023	2022
Commitments to grant loans and unfunded commitments under lines of credit	$598,800	$682,296
Standby letters-of-credit	11,503	13,864

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

FHLB Letters of Credit – The Company has used FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at December 31, 2023 or 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023 and 2022, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2023 and 2022, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2023 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023:
Total Capital to Risk Weighted Assets:
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
City Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
City Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
City Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%

Tier I Capital to Average Assets:
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
City Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

December 31, 2022:
Total Capital to Risk Weighted Assets:
Consolidated	$559,094	16.58%	$354,045	10.50%	N/A	N/A
City Bank	454,427	13.48%	353,967	10.50%	$337,112	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	443,265	13.15%	286,608	8.50%	N/A	N/A
City Bank	414,559	12.30%	286,545	8.50%	269,689	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	398,265	11.81%	236,030	7.00%	N/A	N/A
City Bank	414,559	12.30%	235,978	7.00%	219,122	6.50%

Tier I Capital to Average Assets:
Consolidated	443,265	11.03%	161,662	4.00%	N/A	N/A
City Bank	414,559	10.32%	161,574	4.00%	200,774	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2023.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Year Ended December 31,
Interest Rate Contracts	Location	2023	2022	2021
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(3,497)	$14,439	$5,710
Change in fair value of hedged investment securities	Other noninterest expense	3,685	(14,607)	(5,812)

Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	(334)	911	498
Change in fair value of hedged fixed rate loans	Interest income - Loans	335	(918)	(512)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2023		2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$987	$10	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	7,796	158	9,493	482
Interest rate swaps related to state and municipal securities	123,760	16,628	123,760	20,125

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		For the Year Ended December 31,
	Location	2023	2022	2021
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(405)	$(1,109)	$(1,792)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$23,500	$186
Interest rate lock commitments	16,887	444	27,348	369
Total included in other assets	$16,887	$444	$50,848	$555

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$19,021	$422	$5,615	$128
Interest rate lock commitments	—	—	—	—
Total included in other liabilities	$19,021	$422	$5,615	$128

The Company had received cash collateral of $18.3 million and $18.9 million to offset asset derivative positions on its interest rate swaps at December 31, 2023 and 2022, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million and $1.1 million to offset liability derivative positions on its interest rate swaps at December 31, 2023 and 2022, respectively. Additionally, the Company had advanced $440 thousand and $440 thousand on its mortgage forward contracts at December 31, 2023 and 2022, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$87,167	$98,996
Investment in banking subsidiary	420,677	373,308
Investment in other subsidiary	51	51
Other assets	12,592	9,214
Total assets	$520,487	$481,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$110,168	$122,354
Accrued expenses and other liabilities	3,205	2,201
Stockholders’ equity	407,114	357,014
Total liabilities and stockholders’ equity	$520,487	$481,569

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
Dividends	$35,000	$40,375	$48,250
Other income	100	52	26
Interest expense	(7,294)	(5,689)	(4,936)
Other expense	(1,897)	(1,768)	(1,466)
Income before income tax and undistributed subsidiary income	25,909	32,970	41,874
Income tax benefit	(1,904)	(1,555)	(1,339)
Equity in undistributed subsidiary income	34,932	23,715	15,401
Net income	$62,745	$58,240	$58,614

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$62,745	$58,240	$58,614
Adjustments:
Equity in undistributed subsidiary income	(34,932)	(23,715)	(15,401)
Amortization of debt issuance costs	186	186	186
Stock based compensation	2,157	2,753	1,639
Change in other assets	(3,378)	(3,201)	(1,765)
Change in other liabilities	1,004	369	317
Net cash provided by operating activities	27,782	34,632	43,590

Cash flows from financing activities:
Repayments of long-term borrowings	(12,372)	—	—
Payments to tax authorities for stock-based compensation	(731)	(1,168)	(625)
Payments to repurchase common stock	(17,763)	(22,699)	(9,227)
Cash dividends paid on common stock	(8,745)	(8,012)	(5,385)
Net cash provided by (used in) financing activities	(39,611)	(31,879)	(15,237)

Net change in cash and cash equivalents	(11,829)	2,753	28,353
Beginning cash and cash equivalents	98,996	96,243	67,890
Ending cash and cash equivalents	$87,167	$98,996	$96,243

19.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	December 31,
	2023	2022	2021
Net income	$62,745	$58,240	$58,614

Weighted average common shares outstanding - basic	16,843,753	17,373,138	17,953,624
Effect of dilutive securities:
Stock based compensation awards	489,459	646,690	538,594
Weighted average common shares outstanding - diluted	17,333,212	18,019,828	18,492,218

Basic earnings per share	$3.73	$3.35	$3.26
Diluted earnings per share	$3.62	$3.23	$3.17

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated (dollars in thousands):

	Gains and (Losses) on Fair Value Hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
For the Year Ended December 31, 2023
Beginning balance	$16,072	$(81,180)	$(65,108)
Other comprehensive income (loss) before reclassification	(2,912)	13,653	10,741
Amounts reclassified from other comprehensive	—	2,693	2,693
Net current period other comprehensive income (loss)	(2,912)	16,346	13,434
Ending balance	$13,160	$(64,834)	$(51,674)

For the Year Ended December 31, 2022
Beginning balance	$4,532	$9,170	$13,702
Other comprehensive income (loss) before reclassification	11,540	(90,350)	(78,810)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	11,540	(90,350)	(78,810)
Ending balance	$16,072	$(81,180)	$(65,108)

For the Year Ended December 31, 2021
Beginning balance	$(60)	$21,399	$21,339
Other comprehensive income (loss) before reclassification	4,592	(12,229)	(7,637)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	4,592	(12,229)	(7,637)
Ending balance	$4,532	$9,170	$13,702

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income (Loss).

21.	FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,575	$—	$180,575
Residential mortgage-backed securities	—	300,704	—	300,704
Commercial mortgage-backed securities	—	41,748	—	41,748
Commercial collateralized mortgage obligations	—	71,930	—	71,930
Asset-backed and other amortizing securities	—	17,040	—	17,040
Other securities	—	10,765	—	10,765
Loans held for sale (mandatory)	—	6,615	—	6,615
Mortgage servicing rights	—	—	26,569	26,569
Asset derivatives	—	17,230	—	17,230
Liability derivatives	—	(432)	—	(432)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,482	1,482

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$225,055	$—	$225,055
Residential mortgage-backed securities	—	328,845	—	328,845
Commercial mortgage-backed securities	—	41,967	—	41,967
Commercial collateralized mortgage obligations	—	75,638	—	75,638
Asset-backed and other amortizing securities	—	19,094	—	19,094
Other securities	—	11,112	—	11,112
Loans held for sale (mandatory)	—	10,038	—	10,038
Mortgage servicing rights	—	—	27,474	27,474
Asset derivatives	—	21,162	—	21,162
Liability derivatives	—	(128)	—	(128)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	4,821	4,821

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 8 for the Level 3 change activity for the years ended December 31, 2023,2022 and 2021.

Derivatives – Fair value of derivatives is based on valuation models using observable market data as of the measurement date.

Loans held for investment – Includes certain collateral-dependent loans which are reported at fair value, for which a specific allocation of the allowance for credit losses is based off of the underlying collateral, less estimated disposal costs, if repayment is expected solely from the sale of the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2023, and 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At December 31,2023 and 2022 the aggregate fair value of loans held for sale for mandatory delivery was $6.6 million and $10.0 million, respectively. The aggregate unpaid principal balance as of the same dates was $6.4 million and $9.9 million, respectively, representing differences between fair value and unpaid principal balance of $190 thousand and $163 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at December 31, 2023 and 2022.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2023, 2022, and 2021 this amount totaled $(424) thousand, $(2.1) million, and $(3.4) million, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31 (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
December 31, 2023
Non-recurring
Loans held for investment	$1,482	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,569	Discounted cash flows	Constant prepayment rate	7.46%
			Discount rate	10.66%

December 31, 2022
Non-recurring
Loans held for investment	$4,821	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	27,474	Discounted cash flows	Constant prepayment rate	7.47%
			Discount rate	9.15%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows as of December 31 (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash and cash equivalents	$330,158	$330,158	$—	$—	$330,158
Loans held for investment, net	2,971,797	—	—	2,848,536	2,848,536
Loans held for sale (best efforts)	7,884	—	7,977	—	7,977
Accrued interest receivable	20,881	—	20,881	—	20,881

Financial liabilities:
Deposits	3,626,153	—	3,625,321	—	3,625,321
Accrued interest payable	5,057	—	5,057	—	5,057
Junior subordinated deferrable interest debentures	46,393	—	33,098	—	33,098
Subordinated debt	63,775	—	57,497	—	57,497

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash and cash equivalents	$234,883	$234,883	$—	$—	$234,883
Loans held for investment, net	2,708,793	—	—	2,662,609	2,662,609
Loans held for sale (best efforts)	20,365	—	20,745	—	20,745
Accrued interest receivable	16,432	—	16,432	—	16,432

Financial liabilities:
Deposits	3,406,430	—	3,405,222	—	3,405,222
Accrued interest payable	2,836	—	2,836	—	2,836
Junior subordinated deferrable interest debentures	46,393	—	34,606	—	34,606
Subordinated debt	75,961	—	70,835	—	70,835
22.  IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR

The Company identified an immaterial prior period error in the Consolidated Statements of Cash Flows related to cash flow activity of certain of the Company’s portfolio mortgage loans and third-party brokered loans erroneously being included in the cash flow activity for loans held for sale. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Cash Flows are not material to any previously presented consolidated financial statements. The corrections had no impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Changes in Stockholders’ Equity, or notes to these consolidated financial statements, for any previously presented interim or annual consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the years ended December 31, 2022 and 2021 in this Annual Report on Form 10-K.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022, and the Company’s previously reported interim unaudited consolidated financial statements for each of the fiscal year-to-date periods ended March 31, 2023; June 30, 2023; and September 30, 2023. In addition, the Company expects to present the corrected interim 2023 amounts in its 2024 consolidated interim financial statements upon the filing of each of its Quarterly Reports on Form 10-Q on a year-to-date basis as a correction to applicable 2023 periods. A summary of the immaterial corrections to the Company’s previously reported audited consolidated financial statements follows.

Corrected Consolidated Statement of Cash Flows for the Year Ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$783,212	$(120,918)	$662,294
Loans originated for sale	$(719,413)	$120,918	$(598,495)

Corrected Consolidated Statement of Cash Flows for the Year Ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$1,577,953	$(63,992)	$1,513,961
Loans originated for sale	$(1,500,995)	$63,992	$(1,437,003)

23.	SUBSEQUENT EVENTS

Dividend Declaration

On January 18, 2024, the Company declared a cash dividend of $0.13 per share of common stock to be paid on February 12, 2024 to all shareholders of record as of January 29, 2024.

Stock Repurchase Program

On February 21, 2024, the Company’s board of directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million shares of the Company’s outstanding common stock.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

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

During the three months ended December 31, 2023, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On March 15, 2024, the Bank entered into the Amendment (the “Amendment”) to the Steve Crockett Deferred Compensation Plan Adoption Agreement (the “Plan”), dated as of March 6, 2008, as amended by that certain Amendment to the Plan, dated as of December 19, 2014 (the “2014 Amendment”), by and between Mr. Steven B. Crockett, the Chief Financial Officer of the Bank and the Company, and the Bank. The Plan is a nonqualified deferred compensation arrangement maintained primarily to provide supplemental retirement benefits for Mr. Crockett.

The Amendment increases the annual normal retirement benefit and the benefit upon a separation of service following a change in control payable to Mr. Crockett to from $50,000 to $100,000. In addition, the Amendment provides that, in the event of Mr. Crockett’s death, Mr. Crockett’s beneficiary will receive the lump sum amount of the separation from service benefit or disability benefit, as applicable, on the first day of the second month following Mr. Crockett’s death, provided that Mr. Crockett dies before such payment is made.

The foregoing description of the Amendment is only a summary and is qualified in its entirety by reference to the full text of the Amendment, the Plan, as amended by the 2014 Amendment, and the Nonqualified Deferred Compensation Basic Plan Document, which are attached hereto as Exhibit 10.19, Exhibit 10.18, and Exhibit 10.11, respectively, and incorporated herein by reference.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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

2.2
Securities Purchase Agreement, dated April 1, 2023, by and among South Plains Financial, Inc., City Bank and Alliant Insurance Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023) (File No. 001-38895) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

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

10.11*	Nonqualified Deferred Compensation Plan Basic Plan Document.

10.12†
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

10.14†
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

10.16
Form of Note Purchase Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 30, 2020 (File No. 001-38895)).

10.17
Form of Registration Rights Agreement, dated as of September 29, 2020, by and among South Plains Financial, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 30, 2020 (File No. 001-38895)).

10.18*	Deferred Compensation Plan Adoption Agreement of Steven Crockett, effective January 1, 2008, as amended effective January 1, 2015.

10.19*	Second Amendment to Steven Crockett Deferred Compensation Plan Adoption Agreement, effective March 15, 2024.

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

21.1*	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of FORVIS.

23.2*	Consent of Weaver and Tidwell, LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.0*	South Plains Financial, Inc. Incentive Award Recoupment Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 15, 2024	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 15, 2024

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 15, 2024

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 15, 2024

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 15, 2024

/s/ Noe G. Valles
Noe G. Valles	Director	March 15, 2024

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 15, 2024

/s/ LaDana R. Washburn
LaDana R. Washburn	Director	March 15, 2024