Form 10-Q
period 2024-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2024-05-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 16,419,362 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$41,273	$62,821
Interest-bearing deposits in banks	330,666	267,337
Cash and cash equivalents	371,939	330,158
Securities available for sale	599,869	622,762
Loans held for sale ($9,686 and $6,615 at fair value at March 31, 2024 and December 31, 2023, respectively)	15,751	14,499
Loans held for investment	3,011,799	3,014,153
Allowance for credit losses on loans	(42,174)	(42,356)
Loans held for investment, net	2,969,625	2,971,797
Accrued interest receivable	16,605	20,881
Premises and equipment, net	54,221	55,070
Bank-owned life insurance	74,879	74,504
Goodwill	19,315	19,315
Intangible assets, net	2,247	2,429
Mortgage servicing rights	26,843	26,569
Deferred tax asset, net	21,309	19,413
Other assets	46,390	47,396
Total assets	$4,218,993	$4,204,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$974,174	$974,201
Interest-bearing	2,664,397	2,651,952
Total deposits	3,638,571	3,626,153
Accrued expenses and other liabilities	61,496	61,358
Subordinated debt	63,821	63,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,810,281	3,797,679

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,431,755 and 16,417,099 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16,432	16,417
Additional paid-in capital	97,406	97,107
Retained earnings	354,011	345,264
Accumulated other comprehensive loss	(59,137)	(51,674)
Total stockholders’ equity	408,712	407,114
Total liabilities and stockholders’ equity	$4,218,993	$4,204,793

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including fees	$48,932	$39,597
Securities:
Taxable	5,511	5,240
Non-taxable	809	1,116
Federal funds sold and interest-bearing deposits in banks	3,475	1,495
Total interest income	58,727	47,448
Interest expense:
Deposits	21,663	11,370
Subordinated debt	835	1,012
Junior subordinated deferrable interest debentures	861	751
Total interest expense	23,359	13,133
Net interest income	35,368	34,315
Provision for credit losses	830	1,010
Net interest income, after provision for credit losses	34,538	33,305
Noninterest income:
Service charges on deposit accounts	1,813	1,701
Income from insurance activities	34	1,411
Net gain on sales of loans	2,654	2,918
Bank card services and interchange fees	3,061	2,956
Other mortgage banking income (loss)	1,291	(633)
Investment commissions	434	389
Fiduciary fees	754	600
Other	1,368	1,349
Total noninterest income	11,409	10,691
Noninterest expense:
Salaries and employee benefits	18,988	19,254
Occupancy and equipment, net	3,920	3,832
Professional services	1,483	1,648
Marketing and development	754	936
IT and data services	990	864
Bank card expenses	1,397	1,352
Appraisal expenses	227	278
Other	4,171	4,197
Total noninterest expense	31,930	32,361
Income before income taxes	14,017	11,635
Income tax expense	3,143	2,391
Net income	$10,874	$9,244

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Earnings per share:
Basic	$0.66	$0.54
Diluted	$0.64	$0.53

Net income	$10,874	$9,244
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(10,832)	8,624
Less: Change in fair value on hedged state and municipal securities	1,385	(2,638)
Tax effect	1,984	(1,257)
Other comprehensive income (loss)	(7,463)	4,729
Comprehensive income	$3,411	$13,973

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended March 31, 2023
Balance at beginning of period	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	9,244	—	9,244
Cash dividends declared - $0.13 per share	—	—	—	(2,208)	—	(2,208)
Other comprehensive income	—	—	—	—	4,729	4,729
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Exercise of employee stock options and vesting of restricted stock units, net of 13,573 shares for cashless exercise and net of 13,892 shares for taxes	35,375	35	(378)	—	—	(343)
Stock-based compensation	—	—	525	—	—	525
Balance at end of period	17,062,572	$17,062	$112,981	$298,300	$(60,379)	$367,964

Three Months Ended March 31, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	10,874	—	10,874
Cash dividends declared - $0.13 per share	—	—	—	(2,127)	—	(2,127)
Other comprehensive loss	—	—	—	—	(7,463)	(7,463)
Exercise of employee stock options and vesting of restricted stock units, net of 2,606 shares for cashless exercise and net of 4,675 shares for taxes	16,062	16	(148)	—	—	(132)
Repurchases of common stock	(1,406)	(1)	(34)	—	—	(35)
Stock-based compensation	—	—	481	—	—	481
Balance at end of period	16,431,755	$16,432	$97,406	$354,011	$(59,137)	$408,712

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$10,874	$9,244
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	830	1,010
Depreciation and amortization	1,625	1,698
Accretion and amortization	594	991
Other gains, net	—	(79)
Net gain on sales of loans	(2,654)	(2,918)
Proceeds from sales of loans held for sale	69,962	86,893
Loans originated for sale	(68,779)	(74,291)
Deferred income tax expense	88	47
Earnings on bank-owned life insurance	(375)	(300)
Stock-based compensation	481	525
Change in valuation of mortgage servicing rights	(55)	1,950
Net change in:
Accrued interest receivable and other assets	6,496	609
Accrued expenses and other liabilities	73	(4)
Net cash provided by operating activities	19,160	25,375

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(299,849)	—
Maturities, prepayments, and calls	311,363	10,811
Loan originations and principal collections, net	1,027	(41,634)
Purchases of premises and equipment	(474)	(1,560)
Proceeds from sales of premises and equipment	—	642
Proceeds from sales of foreclosed assets	430	412
Net cash provided by (used in) investing activities	12,497	(31,329)

Cash flows from financing activities:
Net change in deposits	12,418	101,624
Payments to tax authorities for stock-based compensation	(132)	(343)
Cash dividends paid on common stock	(2,127)	(2,208)
Payments to repurchase common stock	(35)	—
Net cash provided by financing activities	10,124	99,073

Net change in cash and cash equivalents	41,781	93,119
Beginning cash and cash equivalents	330,158	234,883
Ending cash and cash equivalents	$371,939	$328,002

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$24,188	$13,215
Income taxes paid	—	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$380	$445
Additions to mortgage servicing rights	219	271

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of March 31, 2024:

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

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 15, 2024 (the “2023 Annual Report on Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements – Updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) are prescribed in Accounting Standards Updates (“ASUs”), which are not authoritative until incorporated into the ASC.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Available for sale:
State and municipal	$201,459	$1	$(23,812)	$—	$177,648
Residential mortgage-backed securities	344,258	—	(59,093)	—	285,165
Commercial mortgage-backed securities	47,576	—	(6,722)	—	40,854
Commercial collateralized mortgage obligations	69,486	—	(414)	—	69,072
Asset-backed and other amortizing securities	17,990	—	(1,661)	—	16,329
Other securities	12,000	—	(1,199)	—	10,801
	$692,769	$1	$(92,901)	$—	$599,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale:
State and municipal	$202,814	$2	$(22,241)	$—	$180,575
Residential mortgage-backed securities	351,251	—	(50,547)	—	300,704
Commercial mortgage-backed securities	47,898	—	(6,150)	—	41,748
Commercial collateralized mortgage obligations	72,391	—	(461)	—	71,930
Asset-backed and other amortizing securities	18,476	—	(1,436)	—	17,040
Other securities	12,000	—	(1,235)	—	10,765
	$704,830	$2	$(82,070)	$—	$622,762

The amortized cost and estimated fair value of securities at March 31, 2024 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$409	$403
After 1 year through 5 years	6,380	6,198
After 5 years through 10 years	16,170	14,940
After 10 years	190,500	166,908
Declining-balance securities	479,310	411,420
	$692,769	$599,869

At both March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $425.6 million and $438.9 million at March 31, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
State and municipal	$787	$1	$175,575	$23,811	$176,362	$23,812
Residential mortgage-backed securities	9	—	285,156	59,093	285,165	59,093
Commercial mortgage-backed securities	—	—	40,854	6,722	40,854	6,722
Commercial collateralized mortgage obligations	—	—	69,072	414	69,072	414
Asset-backed and other amortizing securities	—	—	16,328	1,661	16,328	1,661
Other securities	3,290	210	7,511	989	10,801	1,199
	$4,086	$211	$594,496	$92,690	$598,582	$92,901

December 31, 2023
State and municipal	$207	$—	$177,908	$22,241	$178,115	$22,241
Residential mortgage-backed securities	9	—	300,695	50,547	300,704	50,547
Commercial mortgage-backed securities	—	—	41,748	6,150	41,748	6,150
Commercial collateralized mortgage obligations	—	—	71,930	461	71,930	461
Asset-backed and other amortizing securities	—	—	17,040	1,436	17,040	1,436
Other securities	3,286	214	7,479	1,021	10,765	1,235
	$3,502	$214	$616,800	$81,856	$620,302	$82,070

There were 144 securities with an unrealized loss at March 31, 2024, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	March 31, 2024	December 31, 2023
Commercial real estate	$1,110,283	$1,081,056
Commercial - specialized	351,546	372,376
Commercial - general	527,576	517,361
Consumer:
1-4 family residential	545,116	534,731
Auto loans	292,389	305,271
Other consumer	71,698	74,168
Construction	113,191	129,190
	3,011,799	3,014,153
Allowance for credit losses on loans	(42,174)	(42,356)
Loans, net	$2,969,625	$2,971,797

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

The ACL for loans was $42.2 million at March 31, 2024, compared to $42.4 million at December 31, 2023. The ACL for loans to loans held for investment was 1.40% at March 31, 2024 and 1.41% at December 31, 2023.

The following tables detail the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2024
Commercial real estate	$15,808	$62	$(86)	$—	$15,784
Commercial - specialized	4,020	(205)	—	33	3,848
Commercial - general	6,391	659	(375)	33	6,708
Consumer:
1-4 family residential	9,177	273	(172)	2	9,280
Auto loans	3,601	(27)	(224)	65	3,415
Other consumer	968	238	(282)	59	983
Construction	2,391	(235)	—	—	2,156
	$42,356	$765	$(1,139)	$192	$42,174

(1) The $830 thousand provision for credit loss on the consolidated statement of comprehensive income (loss) includes a $765 thousand provision for credit losses on loans and a $65 thousand provision for off-balance sheet credit exposures for the three months ended March 31, 2024.

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

The decrease in the provision for credit losses during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to the change in unfunded loan commitments decreasing during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

The following tables show the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
March 31, 2024
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	290	—	—	290	62
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$290	$—	$—	$290	$62

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	353	691	—	1,044	142
Consumer:
1-4 family residential	—	362	—	362	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	218	—	218	—
	$353	$1,271	$—	$1,624	$142

The tables below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
March 31, 2024
Commercial real estate	$363	$16	$—	$—
Commercial - specialized	284	—	698	521
Commercial - general	615	266	474	58
Consumer:
1-4 Family residential	1,502	821	812	—
Auto loans	692	136	—	—
Other consumer	722	129	28	—
Construction	96	—	—	—
	$4,274	$1,368	$2,012	$579

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
December 31, 2023
Commercial real estate	$499	$86	$—	$—
Commercial - specialized	521	—	213	—
Commercial - general	1,316	296	953	—
Consumer:
1-4 Family residential	793	1,390	1,828	362
Auto loans	1,208	60	—	—
Other consumer	1,134	103	30	—
Construction	759	—	218	218
	$6,230	$1,935	$3,242	$580

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three months ended March 31, 2024 and 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2024 and December 31, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year March 31, 2024

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$36,646	$269,179	$333,666	$178,208	$48,271	$203,508	$6,939	$1,076,417
Special mention	—	—	—	—	454	5,599	—	6,053
Substandard	—	—	—	25,924	1,680	209	—	27,813
Total commercial real estate loans	$36,646	$269,179	$333,666	$204,132	$50,405	$209,316	$6,939	$1,110,283
Year-to-date gross charge-offs	$—	$—	$64	$—	$—	$22	$—	$86

Commercial - specialized
Pass	$34,312	$86,809	$50,711	$53,529	$18,133	$29,576	$74,554	$347,624
Special mention	—	—	2,595	—	—	—	—	2,595
Substandard	—	212	104	10	370	631	—	1,327
Total commercial - specialized loans	$34,312	$87,021	$53,410	$53,539	$18,503	$30,207	$74,554	$351,546
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$14,247	$84,488	$123,542	$89,825	$34,812	$99,454	$71,815	$518,183
Special mention	—	—	—	—	—	—	250	250
Substandard	—	106	2,765	4,644	121	1,142	365	9,143
Total commercial - general loans	$14,247	$84,594	$126,307	$94,469	$34,933	$100,596	$72,430	$527,576
Year-to-date gross charge-offs	$—	$123	$210	$4	$—	$38	$—	$375

Consumer 1-4 family residential
Pass	$23,811	$110,045	$154,624	$104,760	$50,440	$83,667	$4,583	$531,930
Special mention	—	—	—	—	—	—	—	—
Substandard	—	376	350	4,164	680	7,569	47	13,186
Total consumer 1-4 family residential loans	$23,811	$110,421	$154,974	$108,924	$51,120	$91,236	$4,630	$545,116
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$—	$—	$172

Consumer auto loans
Pass	$19,810	98,205	111,516	42,328	13,774	6,236	—	291,869
Special mention	—	—	—	—	—	—	—	—
Substandard	—	30	126	246	31	87	—	520
Total consumer auto loans	$19,810	$98,235	$111,642	$42,574	$13,805	$6,323	$—	$292,389
Year-to-date gross charge-offs	$—	$65	$119	$26	$8	$6	$—	$224

Consumer other consumer
Pass	$6,596	$20,664	$23,499	$8,840	$2,605	$7,653	$1,575	$71,432
Special mention	—	—	—	—	—	—	—	—
Substandard	—	84	53	41	8	79	1	266
Total consumer other consumer loans	$6,596	$20,748	$23,552	$8,881	$2,613	$7,732	$1,576	$71,698
Year-to-date gross charge-offs (1)	$62	$101	$61	$24	$—	$34	$—	$282

Construction
Pass	$9,642	$62,805	$31,707	$2,635	$331	$—	$4,840	$111,960
Special mention	—	315	—	820	—	—	—	1,135
Substandard	—	—	96	—	—	—	—	96
Total construction loans	$9,642	$63,120	$31,803	$3,455	$331	$—	$4,840	$113,191
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Includes $62 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

				Term Loans
			Amortized Cost Basis by Origination Year December 31, 2023

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate
Pass	$254,766	$324,601	$189,211	$50,660	$47,988	$174,859	$3,842	$1,045,927
Special mention	—	—	—	11,677	—	—	—	11,677
Substandard	—	82	21,152	1,699	149	370	—	23,452
Total commercial real estate loans	$254,766	$324,683	$210,363	$64,036	$48,137	$175,229	$3,842	$1,081,056
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$117,912	$56,152	$57,839	$19,883	$10,376	$22,758	$83,368	$368,288
Special mention	—	2,938	—	—	—	—	300	3,238
Substandard	—	105	196	393	19	137	—	850
Total commercial - specialized loans	$117,912	$59,195	$58,035	$20,276	$10,395	$22,895	$83,668	$372,376
Year-to-date gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Commercial - general
Pass	$88,911	$128,627	$90,957	$35,794	$45,660	$68,990	$44,131	$503,070
Special mention	—	—	—	—	—	1,565	250	1,815
Substandard	201	2,930	4,676	227	2,749	1,442	251	12,476
Total commercial - general loans	$89,112	$131,557	$95,633	$36,021	$48,409	$71,997	$44,632	$517,361
Year-to-date gross charge-offs	$—	$47	$50	$33	$18	$321	$—	$469

Consumer 1-4 family residential
Pass	$113,897	$156,549	$106,619	$51,940	$31,345	$56,666	$3,770	$520,786
Special mention	—	—	—	—	—	—	—	—
Substandard	376	382	4,238	708	3,758	4,483	—	13,945
Total consumer 1-4 family residential loans	$114,273	$156,931	$110,857	$52,648	$35,103	$61,149	$3,770	$534,731
Year-to-date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Consumer auto loans
Pass	$106,149	124,588	48,686	16,524	6,812	1,935	—	304,694
Special mention	—	—	—	—	—	—	—	—
Substandard	16	189	199	60	81	32	—	577
Total consumer auto loans	$106,165	$124,777	$48,885	$16,584	$6,893	$1,967	$—	$305,271
Year-to-date gross charge-offs	$113	$377	$254	$14	$49	$81	$—	$888

Consumer other consumer
Pass	$23,719	$26,899	$10,198	$3,190	$2,539	$6,107	$1,364	$74,016
Special mention	—	—	—	—	—	—	—	—
Substandard	—	13	44	10	—	84	1	152
Total consumer other consumer loans	$23,719	$26,912	$10,242	$3,200	$2,539	$6,191	$1,365	$74,168
Year-to-date gross charge-offs (1)	$624	$244	$88	$32	$72	$80	$—	$1,140

Construction
Pass	$61,903	$53,930	$5,511	$331	$—	$—	$6,250	$127,925
Special mention	131	—	820	—	—	—	—	951
Substandard	—	314	—	—	—	—	—	314
Total construction loans	$62,034	$54,244	$6,331	$331	$—	$—	$6,250	$129,190
Year-to-date gross charge-offs	$48	$—	$271	$—	$—	$—	$—	$319

(1)	Includes $574 thousand in charged-off demand deposit overdrafts reported as 2023 originations.

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

The following tables present the amortized cost basis of loans at the dates indicated that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2024
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial - specialized	—	—	—	—	0.00%
Commercial - general	—	—	—	35	0.01%
Consumer:
1-4 family	—	—	—	—	0.00%
Auto loans	—	—	—	—	0.00%
Other consumer	—	—	—	—	0.00%
Construction	—	—	—	—	0.00%
	$—	$—	$—	$35	0.00%

	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2023
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial - specialized	—	—	—	—	0.00%
Commercial - general	—	2,999	—	42	0.60%
Consumer:
1-4 family	—	199	—	—	0.04%
Auto loans	—	40	—	—	0.01%
Other consumer	—	—	—	—	0.00%
Construction	—	—	—	—	0.00%
	$—	$3,238	$—	$42	0.12%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
March 31, 2024
Commercial real estate	$—	0.00%	—
Commercial - specialized	—	0.00%	—
Commercial - general	—	1.75%	49
Consumer:
1-4 Family residential	—	0.00%	—
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	0.00%	—
	$—	1.75%	49

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
March 31, 2023
Commercial real estate	$—	0.00%	—
Commercial - specialized	—	0.00%	—
Commercial - general	—	0.25%	43
Consumer:
1-4 Family residential	—	0.00%	10
Auto loans	—	0.00%	15
Other consumer	—	0.00%	—
Construction	—	0.00%	—
	$—	0.25%	41

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2024
Commercial real estate	$2,241	$—	$—	$—
Commercial - specialized	165	—	—	16
Commercial - general	1,176	—	—	290
Consumer:
1-4 Family residential	484	23	—	11
Auto loans	86	—	—	—
Other consumer	—	5	—	—
Construction	2,399	—	—	—
	$6,551	$28	$—	$317

During the three months ended March 31, 2024, the Company had $31 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the three months ended March 31, 2023, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at March 31, 2024 and December 31, 2023, respectively.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	March 31, 2024	December 31, 2023
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,432)	(4,250)
Other intangible assets, net	$2,247	$2,429

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$26,569	$27,474
Additions	219	271
Valuation adjustment	55	(1,950)
Ending balance	$26,843	$25,795

	March 31,	December 31,
	2024	2023
Mortgage loans serviced for others	$1,983,974	$2,001,476
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.35%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	March 31,	December 31,
	2024	2023
Weighted average constant prepayment rate	7.38%	7.46%
Weighted average discount rate	10.16%	10.66%
Weighted average life in years	8.07	8.09

6.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $14.1 million of notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, the notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

As of March 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $279 thousand of remaining debt issuance costs for a total balance of $63.8 million. As of December 31, 2023, the total amount of subordinated notes outstanding was $64.1 million less approximately $325 thousand of remaining debt issuance costs for a total balance of $63.8 million.

Notes Payable and Other Borrowings
As of March 31, 2024 and December 31, 2023, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 4,919,505 at March 31, 2024. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2024
Outstanding at beginning of year:	1,280,858	$16.91		$12,767
Granted	32,465	29.32		—
Exercised	(3,565)	20.01		(24)
Forfeited	—	—		—
Expired	—	—		—

Balance, March 31, 2024	1,309,758	$17.21	4.98	$12,743

Exercisable at end of period	1,176,105	$16.27	4.61	$12,411

Vested at end of period	1,176,105	$16.27	4.61	$12,411

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2024	2023
Expected volatility	40.45%	39.13% to 39.68%
Expected dividend yield	1.80%	1.74% to 1.90%
Expected term (years)	6.1	6.1 to 6.3
Risk-free interest rate	3.94%	3.91% to 3.98%
Weighted average grant date fair value	$11.10	$10.26

The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $26 thousand and $275 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2024
Outstanding at beginning of year:	125,917	$26.58
Granted	85,403	26.54
Vested	(19,778)	27.45
Forfeited	(3,169)	24.34

Balance, March 31, 2024	188,373	$26.50

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the three months ended March 31, 2024 and 2023 was $543 thousand and $907 thousand, respectively.

For the three months ended March 31, 2024 and 2023 the Company recorded stock-based compensation expense related to the Plan of $481 thousand and $525 thousand, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2024 was $4.9 million and will be recognized over a weighted average remaining period of 1.86 years.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	March 31, 2024	December 31, 2023
Commitments to grant loans and unfunded commitments under lines of credit	$634,758	$598,800
Standby letters of credit	11,943	11,503

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at March 31, 2024 or December 31, 2023.

Litigation – The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements, based on information known as of the date the consolidated financial statements were issued.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2024 and December 31, 2023, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2024 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$598,737	17.00%	$369,815	10.50%	N/A	N/A
City Bank	501,116	14.23%	369,645	10.50%	$352,043	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	491,287	13.95%	299,374	8.50%	N/A	N/A
City Bank	457,487	13.00%	299,237	8.50%	281,634	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	446,287	12.67%	246,543	7.00%	N/A	N/A
City Bank	457,487	13.00%	246,430	7.00%	228,828	6.50%

Tier I Capital to Average Assets:
Consolidated	491,287	11.51%	171,622	4.00%	N/A	N/A
City Bank	457,487	10.72%	171,516	4.00%	213,318	5.00%

December 31, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
City Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
City Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
City Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%

Tier I Capital to Average Assets:
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
City Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2024.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
Interest Rate Contracts	Location	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$1,312	$(2,654)
Change in fair value of hedged investment securities	Other noninterest expense	(1,385)	2,638
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$237	$—
Change in fair value of hedged fixed rate loans	Interest income - Loans	(153)	—

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$987	$10
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$8,602	$385	$7,796	$158
Interest rate swaps related to state and municipal securities	123,760	17,940	123,760	16,628

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$308	$(281)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	30,678	442	16,887	444

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$26,197	$112	$19,021	$422

The Company had received cash collateral of $18.1 million and $18.3 million to offset asset derivative positions on its interest rate swaps at March 31, 2024 and December 31, 2023, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at March 31, 2024 and December 31, 2023, respectively. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at March 31, 2024 and December 31, 2023, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$10,874	$9,244

Weighted average common shares outstanding - basic	16,429,919	17,046,713
Effect of dilutive securities:
Stock-based compensation awards	508,938	514,043
Weighted average common shares outstanding - diluted	16,938,857	17,560,756

Basic earnings per share	$0.66	$0.54
Diluted earnings per share	$0.64	$0.53

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$177,648	$—	$177,648
Residential mortgage-backed securities	—	285,165	—	285,165
Commercial mortgage-backed securities	—	40,854	—	40,854
Commercial collateralized mortgage obligations	—	69,072	—	69,072
Asset-backed and other amortizing securities	—	16,329	—	16,329
Other securities	—	10,801	—	10,801
Loans held for sale (mandatory)	—	9,686	—	9,686
Mortgage servicing rights	—	—	26,843	26,843
Asset derivatives	—	18,767	—	18,767
Liability derivatives	—	(112)	—	(112)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	228	228

December 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,575	$—	$180,575
Residential mortgage-backed securities	—	300,704	—	300,704
Commercial mortgage-backed securities	—	41,748	—	41,748
Commercial collateralized mortgage obligations	—	71,930	—	71,930
Asset-backed and other amortizing securities	—	17,040	—	17,040
Other securities	—	10,765	—	10,765
Loans held for sale (mandatory)	—	6,615	—	6,615
Mortgage servicing rights	—	—	26,569	26,569
Asset derivatives	—	17,230	—	17,230
Liability derivatives	—	(432)	—	(432)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,482	1,482

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three months ended March 31, 2024 and 2023.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At March 31, 2024 and December 31, 2023 the aggregate fair value of loans held for sale for mandatory delivery was $9.7 million and $6.6 million, respectively. The aggregate unpaid principal balance as of the same dates was $9.4 million and $6.4 million, respectively, representing differences between fair value and unpaid principal balance of $255 thousand and $190 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of March 31, 2024 and December 31, 2023.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2024 and 2023 the net (gain) loss amount totaled $(372) thousand and $(261) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2024
Non-recurring:
Loans held for investment	$228	Third party appraisals or inspections	Collateral discounts and selling costs	20%-25%
Recurring:
Mortgage servicing rights	26,843	Discounted cash flows	Constant prepayment rate	7.38%
			Discount rate	10.16%

December 31, 2023
Non-recurring:
Loans held for investment	$1,482	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,569	Discounted cash flows	Constant prepayment rate	7.46%
			Discount rate	10.66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2024
Financial assets:
Cash and cash equivalents	$371,939	$371,939	$—	$—	$371,939
Loans held for investment, net	2,969,625	—	—	2,857,552	2,857,552
Loans held for sale (best efforts)	6,065	—	6,172	—	6,172
Accrued interest receivable	16,605	—	16,605	—	16,605

Financial liabilities:
Deposits	$3,638,571	$—	$3,638,349	$—	$3,638,349
Accrued interest payable	4,229	—	4,229	—	4,229
Junior subordinated deferrable interest debentures	46,393	—	33,530	—	33,530
Subordinated debt	63,821	—	57,050	—	57,050

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2023
Financial assets:
Cash and cash equivalents	$330,158	$330,158	$—	$—	$330,158
Loans held for investment, net	2,971,797	—	—	2,848,536	2,848,536
Loans held for sale (best efforts)	7,884	—	7,977	—	7,977
Accrued interest receivable	20,881	—	20,881	—	20,881

Financial liabilities:
Deposits	$3,626,153	$—	$3,625,321	$—	$3,625,321
Accrued interest payable	5,057	—	5,057	—	5,057
Junior subordinated deferrable interest debentures	46,393	—	33,098	—	33,098
Subordinated debt	63,775	—	57,497	—	57,497

13.  IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR

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

The financial reporting periods affected by this error include the Company’s previously reported interim unaudited consolidated financial statements for each of the fiscal year-to-date periods ended March 31, 2023; June 30, 2023; and September 30, 2023. A summary of the immaterial corrections to the Company’s previously reported unaudited consolidated financial statements follows.

Corrected Consolidated Statement of Cash Flows for Three Months Ended March 31, 2023 (in thousands):

	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$101,266	$(14,373)	$86,893
Loans originated for sale	$(88,664)	$14,373	$(74,291)

14.  SUBSEQUENT EVENTS

Dividend Declaration

On April 18, 2024, the Company declared a cash dividend of $0.14 per share of common stock to be paid on May 13, 2024 to all shareholders of record as of April 29, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the periods covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 15, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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
●
the persistence of the current inflationary pressures, or the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2023 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Recent Developments

New Stock Repurchase Program

As previously announced, on February 26, 2024, SPFI’s board of directors (the “Board”) approved a new stock repurchase program for up to $10.0 million of the outstanding shares of the Company’s common stock (the “Stock Repurchase Program”). The Stock Repurchase Program began when announced and has an expiration date of February 26, 2025, subject to earlier termination or extension of the Stock Repurchase Program by the Board.

Results of Operations

We had net income of $10.9 million, or $0.64 per diluted common share, for the three months ended March 31, 2024, compared to net income of $9.2 million, or $0.53 per diluted common share for the three months ended March 31, 2023. Return on average equity (annualized) was 10.72% and return on average assets (annualized) was 1.04% for the three months ended March 31, 2024, compared to 10.34% and 0.95%, respectively, for the three months ended March 31, 2023. The increase in net income of $1.6 million was primarily the result of an increase of $1.1 million in net interest income, an increase of $0.7 million in noninterest income, a decrease of $0.2 million in the provision for credit losses, and a decrease of $0.4 million in noninterest expense.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$3,014,537	$48,940	6.53%	$2,778,876	$39,602	5.78%
Investment securities – taxable	554,081	5,511	4.00%	585,427	5,240	3.63%
Investment securities – non-taxable	156,254	1,024	2.64%	213,191	1,413	2.69%
Other interest-earning assets (2)	298,969	3,475	4.67%	161,955	1,495	3.74%
Total interest-earning assets	4,023,841	58,950	5.89%	3,739,449	47,750	5.18%
Noninterest-earning assets	184,293			189,477
Total assets	$4,208,134			$3,928,926

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,285,981	$17,997	3.17%	$1,988,555	$9,984	2.04%
Time deposits	374,852	3,666	3.93%	283,997	1,386	1.98%
Short-term borrowings	3	—	0.00%	4	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt securities	63,798	835	5.26%	75,984	1,012	5.40%
Junior subordinated deferrable interest debentures	46,393	861	7.46%	46,393	751	6.57%
Total interest-bearing liabilities	$2,771,027	$23,359	3.39%	$2,394,933	$13,133	2.22%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$958,334			$1,109,344
Other liabilities	70,860			62,160
Total noninterest-bearing liabilities	1,029,194			1,171,504
Stockholders’ equity	407,913			362,489
Total liabilities and stockholders’ equity	$4,208,134			$3,928,926

Net interest income		$35,591			$34,617
Net interest spread			2.50%			2.95%
Net interest margin(3)			3.56%			3.75%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2024 over 2023
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,358	$5,980	$9,338
Investment securities – taxable	(281)	552	271
Investment securities – non-taxable	(377)	(12)	(389)
Other interest-earning assets	1,265	715	1,980
Total increase (decrease) in interest income	3,965	7,235	11,200

Interest-bearing liabilities:
NOW, Savings, MMDAs	1,493	6,520	8,013
Time deposits	443	1,837	2,280
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt securities	(162)	(15)	(177)
Junior subordinated deferrable interest debentures	—	110	110
Total increase (decrease) interest expense:	1,774	8,452	10,226

Increase (decrease) in net interest income	$2,191	$(1,217)	$974

Net interest income for the three months ended March 31, 2024 was $35.4 million, compared to $34.3 million for the three months ended March 31, 2023, an increase of $1.1 million, or 3.1%. The increase in net interest income was comprised of an increase of $11.3 million, or 23.8%, in interest income, partially offset by a $10.2 million, or 77.9%, increase in interest expense. The growth in interest income was attributable to increases of $9.3 million in loan interest income and $1.9 million in interest income from securities and other interest-earning assets. The increase in loan interest income was mainly due to growth of $235.7 million in average loans outstanding and the rising interest rate environment, along with approximately $667 thousand in recoveries of interest on loans that had previously been maintained on nonaccrual during the first quarter of 2024. The increase in interest income on securities and other interest-earning assets was primarily due to rising market interest rates and a higher liquidity level in the current year quarter.

The $10.2 million increase in interest expense for the three months ended March 31, 2024 was primarily related to a 117 basis point increase in the rate paid on interest-bearing liabilities over the same period in 2023. This increase in rate was primarily as a result of the significantly rising short-term interest rates paid on deposits, which grew 124 basis points during the compared period. Additionally, average noninterest-bearing demand deposits decreased $151.0 million and average interest-bearing deposits increased $388.3 million at March 31, 2024 as compared to March 31, 2023.

For the three months ended March 31, 2024, net interest margin and net interest spread were 3.56% and 2.50%, respectively, compared to 3.75% and 2.95%, respectively, for the same period in 2023, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the three months ended March 31, 2024 was $0.8 million, compared to $1.0 million for the three months ended March 31, 2023. During the first quarter of 2024, the provision for credit losses for loans was $765 thousand and the provision for credit losses on off-balance sheet credit exposures was $65 thousand. The provision for credit losses on loans was predominantly the result of $947 thousand in net charge-offs during the quarter, partially offset by a decreased balance of nonperforming loans and a small decrease in loans outstanding. The provision in the first quarter of 2023 was primarily the result of organic loan growth and $630 thousand in net charge-offs during the quarter. The allowance for credit losses as a percentage of loans held for investment was 1.40% at March 31, 2024 and 1.41% at December 31, 2023.

The provision for credit losses is a significant factor in the Company’s operating results. For further discussion regarding the provision for credit losses and management’s assessment of the adequacy of the ACL for loans, see “Allowance for Credit Losses for Loans” and “Asset Quality” under “Financial Condition” in this Item 2, below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,813	$1,701	$112
Income from insurance activities	34	1,411	(1,377)
Bank card services and interchange fees	3,061	2,956	105
Mortgage banking activities	3,945	2,286	1,659
Investment commissions	434	389	45
Fiduciary income	754	600	154
Other income and fees(1)	1,368	1,348	20
Total noninterest income	$11,409	$10,691	$718

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Noninterest income for the three months ended March 31, 2024 was $11.4 million, compared to $10.7 million for the three months ended March 31, 2023, an increase of $0.7 million, or 6.7%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities increased $1.7 million, or 72.6%, to $3.9 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023. This increase was primarily due to a $55 thousand positive fair value adjustment to our mortgage servicing rights portfolio in the first quarter of 2024 compared to a negative fair value adjustment of $2.0 million in the first quarter of 2023 as interest rates that affect the value rose modestly in the first quarter of 2024 compared to falling in the first quarter of 2023.

Income from insurance activities - Due to the sale of the Bank’s wholly-owned insurance subsidiary, Windmark Insurance Agency, Inc. (“Windmark”), which was completed in the second quarter of 2023, there was a decline of $1.4 million in income from insurance activities for three months ended March 31, 2024 as compared to the same period in 2023.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,988	$19,254	$(266)
Occupancy expense, net	3,920	3,832	88
Professional services	1,483	1,648	(165)
Marketing and development	754	936	(182)
IT and data services	990	864	126
Bankcard expenses	1,397	1,352	45
Appraisal expenses	227	278	(51)
Other expenses(1)	4,171	4,197	(26)
Total noninterest expense	$31,930	$32,361	$(431)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2024 was $31.9 million compared to $32.4 million for the three months ended March 31, 2023, a decrease of $0.4 million, or 1.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $0.3 million, or 1.4%, from $19.3 million for the three months ended March 31, 2023 to $19.0 million for the three months ended March 31, 2024. This decrease was primarily driven by a reduction of $1.5 million in core Windmark personnel costs due to the sale, partially offset by an increase in incentive-based compensation.

Financial Condition

Our total assets increased $14.2 million, or 0.3%, to $4.22 billion at March 31, 2024, compared to $4.20 billion at December 31, 2023. Our loans held for investment decreased $2.4 million, or 0.1%, to $3.01 billion at March 31, 2024, compared to $3.01 billion at December 31, 2023. Our securities portfolio decreased $22.9 million, or 3.7%, to $599.9 million at March 31, 2024, compared to $622.8 million at December 31, 2023. Total deposits increased $12.4 million, or 0.3%, to $3.64 billion at March 31, 2024, compared to $3.63 billion at December 31, 2023.

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

Loans held for investment increased $2.4 million, or 0.1%, to $3.01 billion at March 31, 2024, compared to $3.01 billion at December 31, 2023. There was growth that occurred primarily in multi-family and single-family property loans, offset by decreases in seasonal agricultural-related loans, residential construction loans, and consumer auto loans.

The following table shows the contractual maturities of our loans held for investment portfolio at March 31, 2024:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$103,482	$618,846	$304,994	$82,961	$1,110,283
Commercial - specialized	121,050	106,591	73,371	50,534	351,546
Commercial - general	74,320	187,740	141,724	123,792	527,576
Consumer:
1-4 family residential	34,465	93,462	85,209	331,980	545,116
Auto loans	2,924	191,702	97,763	—	292,389
Other consumer	8,460	44,815	18,423	—	71,698
Construction	83,483	24,456	2,618	2,634	113,191
Total loans	$428,184	$1,267,612	$724,102	$591,901	$3,011,799

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of March 31, 2024:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$450,240	$556,561
Commercial - specialized	87,581	142,915
Commercial - general	160,048	293,208
Consumer:
1-4 family residential	310,922	199,729
Auto loans	289,465	—
Other consumer	63,238	-
Construction	15,027	14,681
Total loans	$1,376,521	$1,207,094

At March 31, 2024, there was $1.49 billion in adjustable rate loans, with $744.1 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $500.7 million will reprice immediately upon changes in the underlying index rate, with the remaining $243.4 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank. Further, there is $136.7 million of fixed rate loans that mature in the next twelve months as of March 31, 2024.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 73.2% of our loans were secured by real property as of March 31, 2024, compared to 72.7% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans represent 40.5% of loans held for investment as of March 31, 2024 and represented 40.1% of loans held for investment as of December 31, 2023. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $29.2 million, or 2.7%, to $1.11 billion as of March 31, 2024 from $1.08 billion as of December 31, 2023. The increase was primarily driven by increases in multifamily property loans and commercial land development loans, partially offset by a decrease in hospitality loans.

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

Commercial general loans increased $10.2 million, or 2.0%, to $527.6 million as of March 31, 2024 from $517.4 million as of December 31, 2023. The increase in commercial general loans was primarily due to increases in loans to companies in the restaurant and retail industry.

Commercial specialized loans decreased $20.8 million, or 5.6%, to $351.5 million as of March 31, 2024 from $372.4 million as of December 31, 2023. This decrease was primarily due to net repayments of $27.7 million in seasonal agricultural-related loans, partially offset by increased loans to finance and investment companies.

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

Consumer and other loans decreased $5.0 million, or 0.5%, to $909.2 million as of March 31, 2024 from $914.2 million as of December 31, 2023. The decrease in these loans was primarily a result of a $12.9 million decrease in auto loans, partially offset by an increase of $10.4 million in 1-4 family residential loans. As of March 31, 2024, our consumer loan portfolio was comprised of $545.1 million in 1-4 family residential loans, $292.4 million in auto loans, and $71.7 million in other consumer loans.

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

Construction loans decreased $16.0 million, or 12.4%, to $113.2 million as of March 31, 2024 from $129.2 million as of December 31, 2023. The decrease resulted from reduced demand for residential construction as interest rate levels remained elevated and projects were completed and sold.

Non-owner occupied office real estate loans are included in commercial real estate loans and totaled $134.5 million at March 31, 2024. Owner occupied office real estate loans are included in commercial loans and totaled $62.8 million at March 31, 2024.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$634,758	$598,800
Standby letters of credit	11,943	11,503
Total	$646,701	$610,303

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

The ACL for loans was $42.2 million at March 31, 2024, compared to $42.4 million at December 31, 2023, a decrease of $0.2 million, or 0.4%. The decrease is primarily the result of $947 thousand in net charge-offs during the first quarter of 2024, partially offset by a $765 thousand provision for credit losses on loans recorded in March 2024. Uncertainty regarding forecasted economic conditions remains, due to the continued elevated interest rate environment and persistent inflation in the United States, and additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Average loans outstanding during the period
Commercial real estate	$1,089,341	$916,117
Commercial – specialized	360,360	319,288
Commercial – general	519,889	492,442
Consumer:
1-4 family residential	538,260	476,168
Auto loans	298,551	319,982
Other consumer	73,071	82,287
Construction	121,925	148,317
Loans held for sale	13,140	24,275
Total average loans outstanding during the period	$3,014,537	$2,778,876

Net charge-offs (recoveries) during the period
Commercial real estate	$86	$—
Commercial – specialized	(33)	(63)
Commercial – general	342	137
Consumer:
1-4 family residential	170	(2)
Auto loans	159	178
Other consumer	223	108
Construction	—	272
Total net charge-offs (recoveries) during the period	$947	$630

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	0.01%	0.00%
Commercial – specialized	(0.01)%	(0.02)%
Commercial – general	0.07%	0.03%
Consumer:
1-4 family residential	0.03%	0.00%
Auto loans	0.05%	0.06%
Other consumer	0.31%	0.13%
Construction	0.00%	0.18%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.03%	0.02%

The following table provides other loan data as of the dates indicated.

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)

Total loans held for investment outstanding	$3,011,799	$3,014,153
Nonaccrual loans	$2,012	$3,242
Allowance for credit losses	$42,174	$42,356
Ratio of allowance to total loans held for investment	1.40%	1.41%
Ratio of allowance to nonaccrual loans	2,096.12%	1,306.48%
Ratio of nonaccrual loans to total loans held for investment	0.07%	0.11%

Net charge-offs totaled $947 thousand and were 0.13% (annualized) of average loans outstanding for the three months ended March 31, 2024, compared to $630 thousand and 0.09% (annualized) for the three months ended March 31, 2023. The increase in net charge-offs in the first quarter of 2024 was primarily the result of an increase of $125 thousand in commercial construction company net charge-offs in the first quarter of 2024 compared to the same period in 2023. The ACL for loans as a percentage of loans held for investment was 1.40% at March 31, 2024 and 1.41% at December 31, 2023.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the allowance for credit losses for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,784	37.4%	$15,808	37.3%
Commercial – specialized	3,848	9.1	4,020	9.5
Commercial – general	6,708	15.9	6,391	15.1
Consumer:
1-4 family residential	9,280	22.0	9,177	21.7
Auto loans	3,415	8.1	3,601	8.5
Other consumer	983	2.4	968	2.3
Construction	2,156	5.1	2,391	5.6
Total allowance for credit losses	$42,174	100.0%	$42,356	100.0%

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

At March 31, 2024, our total nonaccrual loans were $2.0 million, or 0.07% of total loans held for investment, as compared to $3.2 million, or 0.11% of total loans held for investment, at December 31, 2023. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of March 31, 2024 to cover any probable loss. Two relationships totaling approximately $972,000 that were on nonaccrual at December 31, 2023 were fully repaid in the first quarter of 2024.

Nonperforming loans were $3.4 million at March 31, 2024 and $5.2 million at December 31, 2023. This decrease of $1.8 million is mainly due to the improvement in the nonaccrual loans noted above.

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

Total securities at March 31, 2024 were $599.9 million, representing a decrease of $22.9 million, or 3.7%, compared to $622.8 million at December 31, 2023. The decrease was primarily due to $11.5 million in maturities, prepayments and calls, net of short-term purchases and maturities and by a $10.8 million decrease in the unrealized gain/loss at March 31, 2024 as compared to December 31, 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the first quarter of 2024, the fair value of the Company’s available for sale securities decreased by $10.8 million. The decline was a result of the increase in market interest rates during the first quarter 2024. At March 31, 2024, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized in the Company’s consolidated financial statements.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of March 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$409	1.56%	$6,380	2.12%	$4,170	2.14%	$190,500	2.29%
Residential mortgage-backed securities	—	—	2,752	2.03	850	2.68	340,656	2.20
Commercial mortgage-backed securities	—	—	—	—	47,576	2.22	—	—
Commercial collateralized mortgage obligations	—	—	—	—	69,486	5.99	—	—
Asset-backed and other amortizing securities	—	—	—	—	3,191	3.15	14,799	2.75
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$409	1.56%	$9,132	2.10%	$137,273	4.35%	$545,955	2.24%

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$735	3.65%	$6,112	1.73%	$4,897	2.15%	$191,070	2.28%
Residential mortgage-backed securities	—	—	3,038	2.02	920	2.91	347,293	2.20
Commercial mortgage-backed securities	—	—	—	—	47,898	2.22%	—	—
Commercial collateralized mortgage obligations	—	—	—	—	72,391	6.01	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,359	3.07	16,117	2.79
Other securities	—	—	—	—	12,000	4.47	—	—
Total available-for-sale	$735	3.65%	$9,150	1.83%	$140,465	4.38%	$554,480	2.24%

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

Total deposits at March 31, 2024 were $3.64 billion, representing an increase of $12.4 million, or 0.3%, compared to $3.63 billion at December 31, 2023. The increase in deposits was organic growth. As of March 31, 2024, 26.8% of total deposits were comprised of noninterest-bearing demand accounts, 62.7% of interest-bearing non-maturity accounts and 10.5% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$974,174	26.8%	$974,201	26.9%
NOW and other transaction accounts	518,804	14.3	562,066	15.5
Money market and other savings	1,764,627	48.4	1,722,170	47.5
Time deposits	380,966	10.5	367,716	10.1
Total deposits	$3,638,571	100.0%	$3,626,153	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$958,334	—%	$1,109,344	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	498,800	3.71%	335,227	1.67%
Savings accounts	136,359	0.92%	151,953	1.06%
Money market accounts	1,650,822	3.19%	1,501,375	2.22%
Time deposits	374,852	3.93%	283,997	1.98%
Total interest-bearing deposits	2,660,833	3.27%	2,272,552	2.03%
Total deposits	$3,619,167	2.41%	$3,381,896	1.36%

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of March 31, 2024 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$5,883	$38,684	$51,796	$1,142	$97,505

The estimated amount of uninsured deposits as of March 31, 2024 was $998.1 million. This represented approximately 18% of total deposits and excludes collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2024 and December 31, 2023, we had total remaining borrowing capacity from the FHLB of $1.13 billion and $1.10 billion, respectively, with no outstanding balance. We had no long-term FHLB borrowings during the three months ended March 31, 2024 or 2023.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $619.8 million and $595.4 million at March 31, 2024 and December 31, 2023, respectively, with no outstanding balance. We had no long-term FRB borrowings during the three months ended March 31, 2024 or 2023.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $140.0 million as of March 31, 2024 and December 31, 2023, respectively. The lines were not used, other than testing during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Subordinated Debt. In December 2018, the Company issued $14.1 million of notes that have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, the notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

As of March 31, 2024, the total amount of subordinated debt securities outstanding was $64.1 million less approximately $279 thousand of remaining debt issuance costs for a total balance of $63.8 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2024 and December 31, 2023. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of March 31, 2024, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 8.23%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 6.98%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 7.09%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2024.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At March 31, 2024, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.1 billion and $620 million, respectively.

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

Capital

Total stockholders’ equity increased to $408.7 million as of March 31, 2024, compared to $407.1 million as of December 31, 2023, an increase of $1.6 million, or 0.4%. The increase from December 31, 2023 was primarily the result of $10.9 million in net earnings for the three months ended March 31, 2024, partially offset by a decrease in accumulated other comprehensive income of $7.5 million related to fair value changes in available for sale securities and related fair value hedges, net of tax, partially offset by $2.1 million of dividends paid.

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

As of March 31, 2024 and December 31, 2023, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2024, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2024 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	March 31, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$598,737	17.00%	$589,565	16.74%
Tier 1 capital (to risk-weighted assets)	491,287	13.95	482,044	13.69
CET 1 capital (to risk-weighted assets)	446,287	12.67	437,044	12.41
Tier 1 capital (to average assets)	491,287	11.51	482,044	11.33

City Bank:
Total capital (to risk-weighted assets)	$501,116	14.23%	$494,353	14.04%
Tier 1 capital (to risk-weighted assets)	457,487	13.00	450,607	12.80
CET 1 capital (to risk-weighted assets)	457,487	13.00	450,607	12.80
Tier 1 capital (to average assets)	457,487	10.72	450,607	10.60

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

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three months ended March 31, 2024, repurchasing 1,406 shares of common stock for a total of $35 thousand. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2024	December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(5.97)	(10.02)
+200	(3.88)	(6.59)
+100	(1.84)	(3.21)
-100	0.79	3.35
-200	1.85	6.86

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in our consolidated statements of comprehensive income (loss), balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Total stockholders’ equity	$408,712	$407,114
Less: Goodwill and other intangibles	(21,562)	(21,744)
Tangible common equity	$387,150	$385,370

Total assets	$4,218,993	$4,204,793
Less: Goodwill and other intangibles	(21,562)	(21,744)
Tangible assets	$4,197,431	$4,183,049

Shares outstanding	16,431,755	16,417,099

Total stockholders’ equity to total assets	9.69%	9.68%
Tangible common equity to tangible assets	9.22%	9.21%
Book value per share	$24.87	$24.80
Tangible book value per share	$23.56	$23.47

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

Recently Issued Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Form 10-Q regarding the impact of new accounting pronouncements.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) filed with the SEC on March 15, 2024. Except as described in our 2023 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Company in the 2023 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 21, 2024, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “New Program”). The shares can be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the New Program and the timing and exact amount of any repurchases depends on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The New Program may be terminated or amended by the Company’s board of directors at any time prior to the expiration date of February 26, 2025.

The following table summarizes the share repurchase activity for the three months ended March 31, 2024.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
January 2024	—	$—	$—	$10,000,000
February 2024	—	—	—	10,000,000
March 2024	1,406	24.99	35,140	9,964,860
Total	1,406

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 6, 2024	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 6, 2024	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer