Form 10-Q
period 2024-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2024-08-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 16,386,627 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$46,024	$62,821
Interest-bearing deposits in banks	251,982	267,337
Cash and cash equivalents	298,006	330,158
Securities available for sale	591,031	622,762
Loans held for sale ($12,252 and $6,615 at fair value at June 30, 2024 and December 31, 2023, respectively)	16,585	14,499
Loans held for investment	3,094,273	3,014,153
Allowance for credit losses on loans	(43,173)	(42,356)
Loans held for investment, net	3,051,100	2,971,797
Accrued interest receivable	19,481	20,881
Premises and equipment, net	53,952	55,070
Bank-owned life insurance	75,254	74,504
Goodwill	19,315	19,315
Intangible assets, net	2,064	2,429
Mortgage servicing rights	26,426	26,569
Deferred tax asset, net	22,319	19,413
Other assets	45,403	47,396
Total assets	$4,220,936	$4,204,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$951,565	$974,201
Interest-bearing	2,672,948	2,651,952
Total deposits	3,624,513	3,626,153
Accrued expenses and other liabilities	68,177	61,358
Subordinated debt	63,868	63,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,802,951	3,797,679

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,424,021 and 16,417,099 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16,424	16,417
Additional paid-in capital	97,766	97,107
Retained earnings	362,855	345,264
Accumulated other comprehensive loss	(59,060)	(51,674)
Total stockholders’ equity	417,985	407,114
Total liabilities and stockholders’ equity	$4,220,936	$4,204,793

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$50,571	$42,864	$99,503	$82,461
Securities:
Taxable	5,285	5,365	10,796	10,605
Non-taxable	807	1,108	1,616	2,224
Federal funds sold and interest-bearing deposits in banks	2,545	1,484	6,020	2,979
Total interest income	59,208	50,821	117,935	98,269
Interest expense:
Deposits	21,629	14,433	43,292	25,803
Notes payable & other borrowings	—	5	—	5
Subordinated debt	835	1,013	1,670	2,025
Junior subordinated deferrable interest debentures	856	789	1,717	1,540
Total interest expense	23,320	16,240	46,679	29,373
Net interest income	35,888	34,581	71,256	68,896
Provision for credit losses	1,775	3,700	2,605	4,710
Net interest income, after provision for credit losses	34,113	30,881	68,651	64,186
Noninterest income:
Service charges on deposit accounts	1,949	1,745	3,762	3,446
Income from insurance activities	30	37	64	1,448
Net gain on sales of loans	2,788	3,528	5,442	6,446
Bank card services and interchange fees	4,052	4,043	7,113	6,999
Other mortgage banking income	609	1,731	1,900	1,098
Investment commissions	450	420	884	809
Fiduciary fees	720	597	1,474	1,197
Gain on sale of subsidiary	—	33,488	—	33,488
Other	2,111	1,523	3,479	2,872
Total noninterest income	12,709	47,112	24,118	57,803
Noninterest expense:
Salaries and employee benefits	19,199	23,437	38,187	42,691
Occupancy and equipment, net	4,029	4,303	7,949	8,135
Professional services	1,738	1,716	3,221	3,364
Marketing and development	860	784	1,614	1,720
IT and data services	1,086	888	2,076	1,752
Bank card expenses	1,516	1,316	2,913	2,668
Appraisal expenses	229	301	456	579
Realized loss on sale of securities	—	3,409	—	3,409
Other	3,915	4,345	8,086	8,542
Total noninterest expense	32,572	40,499	64,502	72,860
Income before income taxes	14,250	37,494	28,267	49,129
Income tax expense	3,116	7,811	6,259	10,202
Net income	$11,134	$29,683	$22,008	$38,927

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share:
Basic	$0.68	$1.74	$1.34	$2.28
Diluted	$0.66	$1.71	$1.30	$2.23

Net income	$11,134	$29,683	$22,008	$38,927
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	561	(7,109)	(10,269)	1,514
Less: Change in fair value on hedged state and municipal securities	(463)	1,866	920	(771)
Reclassification adjustment for loss on sale of securities	—	3,409	—	3,409
Tax effect	(21)	385	1,963	(872)
Other comprehensive income (loss)	77	(1,449)	(7,386)	3,280
Comprehensive income	$11,211	$28,234	$14,622	$42,207

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Six Months Ended June 30, 2023
Balance at beginning of period	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	38,927	—	38,927
Cash dividends declared - $0.26 per share	—	—	—	(4,419)	—	(4,419)
Other comprehensive income	—	—	—	—	3,280	3,280
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Issuance of stock related to stock-based awards, net of 24,140 shares for cashless exercise and net of 13,892 shares for taxes	37,829	38	(380)	—	—	(342)
Repurchases of common stock	(112,954)	(113)	(2,435)	—	—	(2,548)
Stock-based compensation	—	—	1,114	—	—	1,114
Balance at end of period	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029

Six Months Ended June 30, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	22,008	—	22,008
Cash dividends declared - $0.27 per share	—	—	—	(4,417)	—	(4,417)
Other comprehensive loss	—	—	—	—	(7,386)	(7,386)
Issuance of stock related to stock-based awards, net of 4,051 shares for cashless exercise and net of 4,675 shares for taxes	20,721	21	(153)	—	—	(132)
Repurchases of common stock	(13,799)	(14)	(326)	—	—	(340)
Stock-based compensation	—	—	1,138	—	—	1,138
Balance at end of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985

Three Months Ended June 30, 2023
Balance at beginning of period	17,062,572	$17,062	$112,981	$298,300	$(60,379)	$367,964
Net income	—	—	—	29,683	—	29,683
Cash dividends declared - $0.13 per share	—	—	—	(2,211)	—	(2,211)
Other comprehensive loss	—	—	—	—	(1,449)	(1,449)
Issuance of stock related to stock-based awards, net of 10,567 shares for cashless exercise	2,454	3	(3)	—	—	—
Repurchases of common stock	(112,954)	(113)	(2,435)	—	—	(2,548)
Stock-based compensation	—	—	590	—	—	590
Balance at end of period	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029

Three Months Ended June 30, 2024
Balance at beginning of period	16,431,755	$16,432	$97,406	$354,011	$(59,137)	$408,712
Net income	—	—	—	11,134	—	11,134
Cash dividends declared - $0.14 per share	—	—	—	(2,290)	—	(2,290)
Other comprehensive income	—	—	—	—	77	77
Issuance of stock related to stock-based awards, net of 1,445 shares for cashless exercise	4,659	5	(5)	—	—	—
Repurchases of common stock	(12,393)	(13)	(292)	—	—	(305)
Stock-based compensation	—	—	657	—	—	657
Balance at end of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$22,008	$38,927
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,605	4,710
Provision for foreclosed asset losses	—	97
Depreciation and amortization	3,257	3,240
Accretion and amortization	1,346	1,980
Other gains, net	(50)	(212)
Gain on sale of subsidiary	—	(33,488)
Loss on sale of securities	—	3,409
Net gain on sales of loans	(5,442)	(6,446)
Proceeds from sales of loans held for sale	154,753	194,977
Loans originated for sale	(151,879)	(181,019)
Deferred income tax expense	(944)	(148)
Earnings on bank-owned life insurance	(750)	(630)
Stock-based compensation	1,138	1,114
Change in valuation of mortgage servicing rights	625	1,550
Net change in:
Accrued interest receivable and other assets	3,916	(4,759)
Accrued expenses and other liabilities	6,754	2,423
Net cash provided by operating activities	37,337	25,725

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(299,849)	—
Sales	—	52,828
Maturities, prepayments, and calls	320,058	20,418
Loan originations and principal collections, net	(82,575)	(232,692)
Purchases of premises and equipment	(1,552)	(3,452)
Proceeds from sales of premises and equipment	69	896
Proceeds from sale of subsidiary	—	35,500
Proceeds from sales of foreclosed assets	889	692
Net cash used in investing activities	(62,960)	(125,810)

Cash flows from financing activities:
Net change in deposits	(1,640)	168,092
Payments to tax authorities for stock-based compensation	(132)	(342)
Cash dividends paid on common stock	(4,417)	(4,419)
Payments to repurchase common stock	(340)	(2,548)
Net cash provided by (used in) financing activities	(6,529)	160,783

Net change in cash and cash equivalents	(32,152)	60,698
Beginning cash and cash equivalents	330,158	234,883
Ending cash and cash equivalents	$298,006	$295,581

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$45,667	$28,552
Income taxes paid	3,625	1,082
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$732	$697
Premises and equipment transferred to other real estate owned	—	172
Additions to mortgage servicing rights	482	734

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of June 30, 2024:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”), City Bank’s wholly-owned subsidiary, through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.5 million through the six months ended June 30, 2023. This transaction did not meet the criteria for discontinued operations reporting.

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Available for sale:
State and municipal	$200,838	$1	$(24,807)	$—	$176,032
Residential mortgage-backed securities	336,672	—	(58,206)	—	278,466
Commercial mortgage-backed securities	47,256	—	(6,551)	—	40,705
Commercial collateralized mortgage obligations	69,260	—	(142)	—	69,118
Asset-backed and other amortizing securities	17,342	—	(1,637)	—	15,705
Other securities	12,000	—	(995)	—	11,005
	$683,368	$1	$(92,338)	$—	$591,031

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale:
State and municipal	$202,814	$2	$(22,241)	$—	$180,575
Residential mortgage-backed securities	351,251	—	(50,547)	—	300,704
Commercial mortgage-backed securities	47,898	—	(6,150)	—	41,748
Commercial collateralized mortgage obligations	72,391	—	(461)	—	71,930
Asset-backed and other amortizing securities	18,476	—	(1,436)	—	17,040
Other securities	12,000	—	(1,235)	—	10,765
	$704,830	$2	$(82,070)	$—	$622,762

The amortized cost and estimated fair value of securities at June 30, 2024 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$406	$401
After 1 year through 5 years	6,353	6,150
After 5 years through 10 years	16,152	15,097
After 10 years	189,927	165,389
Declining-balance securities	470,530	403,994
	$683,368	$591,031

At both June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $300.7 million and $438.9 million at June 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
State and municipal	$773	$13	$173,973	$24,794	$174,746	$24,807
Residential mortgage-backed securities	—	—	278,466	58,206	278,466	58,206
Commercial mortgage-backed securities	—	—	40,704	6,551	40,704	6,551
Commercial collateralized mortgage obligations	—	—	69,118	142	69,118	142
Asset-backed and other amortizing securities	—	—	15,705	1,637	15,705	1,637
Other securities	3,325	175	7,680	820	11,005	995
	$4,098	$188	$585,646	$92,150	$589,744	$92,338

December 31, 2023
State and municipal	$207	$—	$177,908	$22,241	$178,115	$22,241
Residential mortgage-backed securities	9	—	300,695	50,547	300,704	50,547
Commercial mortgage-backed securities	—	—	41,748	6,150	41,748	6,150
Commercial collateralized mortgage obligations	—	—	71,930	461	71,930	461
Asset-backed and other amortizing securities	—	—	17,040	1,436	17,040	1,436
Other securities	3,286	214	7,479	1,021	10,765	1,235
	$3,502	$214	$616,800	$81,856	$620,302	$82,070

There were 144 securities with an unrealized loss at June 30, 2024, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the periods presented below (dollars in thousands):

	June 30, 2024	December 31, 2023
Commercial real estate	$1,125,272	$1,081,056
Commercial - specialized	422,602	372,376
Commercial - general	527,772	517,361
Consumer:
1-4 family residential	568,596	534,731
Auto loans	272,444	305,271
Other consumer	69,513	74,168
Construction	108,074	129,190
	3,094,273	3,014,153
Allowance for credit losses on loans	(43,173)	(42,356)
Loans, net	$3,051,100	$2,971,797

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.23 billion at June 30, 2024, and $1.20 billion at December 31, 2023.

The ACL for loans was $43.2 million at June 30, 2024, compared to $42.4 million at December 31, 2023. The ACL for loans to loans held for investment was 1.40% at June 30, 2024 and 1.41% at December 31, 2023.

16

The following tables detail the activity in the ACL for loans  for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2024
Commercial real estate	$15,784	$(192)	$—	$1	$15,593
Commercial - specialized	3,848	877	—	11	4,736
Commercial - general	6,708	461	(344)	16	6,841
Consumer:
1-4 family residential	9,280	420	—	2	9,702
Auto loans	3,415	125	(265)	12	3,287
Other consumer	983	200	(251)	42	974
Construction	2,156	(116)	—	—	2,040
	$42,174	$1,775	$(860)	$84	$43,173

For the three months ended June 30, 2023
Commercial real estate	$13,381	$1,120	$—	$—	$14,501
Commercial - specialized	3,510	626	—	18	4,154
Commercial - general	6,267	1,478	(169)	61	7,637
Consumer:
1-4 family residential	8,531	318	—	2	8,851
Auto loans	3,714	332	(157)	11	3,900
Other consumer	1,101	155	(229)	80	1,107
Construction	3,056	(69)	—	—	2,987
	$39,560	$3,960	$(555)	$172	$43,137

For the six months ended June 30, 2024
Commercial real estate	$15,808	$(130)	$(86)	$1	$15,593
Commercial - specialized	4,020	672	—	44	4,736
Commercial - general	6,391	1,120	(720)	50	6,841
Consumer:
1-4 family residential	9,177	694	(172)	3	9,702
Auto loans	3,601	99	(490)	77	3,287
Other consumer	968	436	(531)	101	974
Construction	2,391	(351)	—	—	2,040
	$42,356	$2,540	$(1,999)	$276	$43,173

(1) For the three and six months ended June 30, 2024 the provision for credit loss of $1.8 million and $2.6 million, respectively, on the Consolidated Statement of Comprehensive Income includes a provision for credit losses on loans of $1.8 million and $2.5 million, respectively, and a provision for off-balance sheet credit exposures of $— and $65 thousand , respectively. For the three months ended June 30, 2023, the $3.7 million provision for credit loss on the Consolidated Statement of Comprehensive Income includes a $4.0 million provision for credit losses on loans and a $(260) thousand provision for off-balance sheet credit exposures.

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

(1) The $4.7 million provision for credit loss on the Consolidated Statement of Comprehensive Income includes a $4.8 million provision for credit losses on loans and a $(50) thousand provision for off-balance sheet credit exposures for the six months ended June 30, 2023.

The decrease in the provision for credit losses during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to a decrease in loan growth and specific reserves during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

The decrease in the provision for credit losses during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a decrease in loan growth and specific reserves during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

16

The following tables show the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
June 30, 2024
Commercial real estate	$—	$20,551	$—	$20,551	$903
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$—	$20,551	$—	$20,551	$903

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	353	691	—	1,044	142
Consumer:
1-4 family residential	—	362	—	362	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	218	—	218	—
	$353	$1,271	$—	$1,624	$142

The tables below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
June 30, 2024
Commercial real estate	$1,400	$59	$20,551	$—
Commercial - specialized	100	—	156	—
Commercial - general	1,117	232	307	—
Consumer:
1-4 Family residential	909	930	795	—
Auto loans	567	91	—	—
Other consumer	1,731	210	26	—
Construction	385	95	—	—
	$6,209	$1,617	$21,835	$—

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
December 31, 2023
Commercial real estate	$499	$86	$—	$—
Commercial - specialized	521	—	213	—
Commercial - general	1,316	296	953	—
Consumer:
1-4 Family residential	793	1,390	1,828	362
Auto loans	1,208	60	—	—
Other consumer	1,134	103	30	—
Construction	759	—	218	218
	$6,230	$1,935	$3,242	$580

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three and six months ended June 30, 2024 and 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2024 and December 31, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year
			June 30, 2024

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$60,131	$271,803	$336,552	$168,463	$47,572	$198,353	$5,520	$1,088,394
Special mention	—	—	—	—	449	5,569	—	6,018
Substandard	—	—	77	28,748	1,673	362	—	30,860
Total commercial real estate loans	$60,131	$271,803	$336,629	$197,211	$49,694	$204,284	$5,520	$1,125,272
Year-to-date gross charge-offs	$—	$—	$64	$—	$—	$22	$—	$86

Commercial - specialized
Pass	$105,822	$68,335	$47,313	$48,269	$16,717	$35,557	$97,625	$419,638
Special mention	214	—	2,182	—	—	—	—	2,396
Substandard	—	—	102	10	346	110	—	568
Total commercial - specialized loans	$106,036	$68,335	$49,597	$48,279	$17,063	$35,667	$97,625	$422,602
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$42,656	$86,872	$112,962	$73,639	$32,460	$96,592	$72,951	$518,132
Special mention	—	—	—	—	—	—	733	733
Substandard	—	231	2,587	4,604	51	1,092	342	8,907
Total commercial - general loans	$42,656	$87,103	$115,549	$78,243	$32,511	$97,684	$74,026	$527,772
Year-to-date gross charge-offs	$—	$184	$493	$4	$—	$39	$—	$720
Consumer 1-4 family residential

Pass	$48,504	$107,910	$160,980	$102,260	$48,995	$80,581	$5,378	$554,608
Special mention	—	—	—	—	—	—	—	—
Substandard	—	492	1,345	4,144	779	7,228	—	13,988
Total consumer 1-4 family residential loans	$48,504	$108,402	$162,325	$106,404	$49,774	$87,809	$5,378	$568,596
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$—	$—	$172

Consumer auto loans
Pass	$32,299	$88,402	$98,885	$36,570	$11,360	$4,396	$—	$271,912
Special mention	—	—	—	—	—	—	—	—
Substandard	—	24	180	247	28	53	—	532
Total consumer auto loans	$32,299	$88,426	$99,065	$36,817	$11,388	$4,449	$—	$272,444
Year-to-date gross charge-offs	$10	$163	$208	$77	$9	$23	$—	$490

Consumer other consumer
Pass	$12,910	$18,246	$20,495	$7,411	$2,118	$6,654	$1,430	$69,264
Special mention	—	—	—	—	—	—	—	—
Substandard	—	80	87	29	7	45	1	249
Total consumer other consumer loans	$12,910	$18,326	$20,582	$7,440	$2,125	$6,699	$1,431	$69,513
Year-to-date gross charge-offs (1)	$158	$132	$140	$34	$1	$66	$—	$531

Construction
Pass	$34,619	$49,576	$16,964	$949	$—	$—	$4,736	$106,844
Special mention	—	—	—	—	—	—	—	—
Substandard	—	315	95	820	—	—	—	1,230
Total construction loans	$34,619	$49,891	$17,059	$1,769	$—	$—	$4,736	$108,074
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Includes $156 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

			Term Loans
			Amortized Cost Basis by Origination Year December 31, 2023

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate
Pass	$254,766	$324,601	$189,211	$50,660	$47,988	$174,859	$3,842	$1,045,927
Special mention	—	—	—	11,677	—	—	—	11,677
Substandard	—	82	21,152	1,699	149	370	—	23,452
Total commercial real estate loans	$254,766	$324,683	$210,363	$64,036	$48,137	$175,229	$3,842	$1,081,056
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$117,912	$56,152	$57,839	$19,883	$10,376	$22,758	$83,368	$368,288
Special mention	—	2,938	—	—	—	—	300	3,238
Substandard	—	105	196	393	19	137	—	850
Total commercial - specialized loans	$117,912	$59,195	$58,035	$20,276	$10,395	$22,895	$83,668	$372,376
Year-to-date gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Commercial - general
Pass	$88,911	$128,627	$90,957	$35,794	$45,660	$68,990	$44,131	$503,070
Special mention	—	—	—	—	—	1,565	250	1,815
Substandard	201	2,930	4,676	227	2,749	1,442	251	12,476
Total commercial - general loans	$89,112	$131,557	$95,633	$36,021	$48,409	$71,997	$44,632	$517,361
Year-to-date gross charge-offs	$—	$47	$50	$33	$18	$321	$—	$469

Consumer 1-4 family residential
Pass	$113,897	$156,549	$106,619	$51,940	$31,345	$56,666	$3,770	$520,786
Special mention	—	—	—	—	—	—	—	—
Substandard	376	382	4,238	708	3,758	4,483	—	13,945
Total consumer 1-4 family residential loans	$114,273	$156,931	$110,857	$52,648	$35,103	$61,149	$3,770	$534,731
Year-to-date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Consumer auto loans
Pass	$106,149	$124,588	$48,686	$16,524	$6,812	$1,935	$—	$304,694
Special mention	—	—	—	—	—	—	—	—
Substandard	16	189	199	60	81	32	—	577
Total consumer auto loans	$106,165	$124,777	$48,885	$16,584	$6,893	$1,967	$—	$305,271
Year-to-date gross charge-offs	$113	$377	$254	$14	$49	$81	$—	$888

Consumer other consumer
Pass	$23,719	$26,899	$10,198	$3,190	$2,539	$6,107	$1,364	$74,016
Special mention	—	—	—	—	—	—	—	—
Substandard	—	13	44	10	—	84	1	152
Total consumer other consumer loans	$23,719	$26,912	$10,242	$3,200	$2,539	$6,191	$1,365	$74,168
Year-to-date gross charge-offs (1)	$624	$244	$88	$32	$72	$80	$—	$1,140

Construction
Pass	$61,903	$53,930	$5,511	$331	$—	$—	$6,250	$127,925
Special mention	131	—	820	—	—	—	—	951
Substandard	—	314	—	—	—	—	—	314
Total construction loans	$62,034	$54,244	$6,331	$331	$—	$—	$6,250	$129,190
Year-to-date gross charge-offs	$48	$—	$271	$—	$—	$—	$—	$319

(1)	Includes $574 thousand in charged-off demand deposit overdrafts reported as 2023 originations.
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

The following tables present the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Commercial real estate	$—	$67	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	0.00%
Commercial - general	—	441	—	—	—	—	0.08%
Consumer:
1-4 family	—	—	—	—	—	—	0.00%
Auto loans	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	0.00%
Construction	—	—	—	—	—	—	0.00%
	$15	$508	$—	$—	$—	$—	0.02%
Three Months Ended June 30, 2023
Commercial real estate	$—	$—	$96	$—	$—	$—	0.01%
Commercial - specialized	118	690	82	—	—	—	0.25%
Commercial - general	—	2,744	453	70	—	39	0.60%
Consumer:
1-4 family	7	192	—	—	—	13	0.04%
Auto loans	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	13	—	0.02%
Construction	—	1,654	—	—	—	—	1.14%
	$125	$5,280	$631	$70	$13	$52	0.20%
Six Months Ended June 30, 2024
Commercial real estate	$—	$67	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	0.00%
Commercial - general	—	441	—	35	—	—	0.09%
Consumer:
1-4 family	—	—	—	—	—	—	0.00%
Auto loans	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	0.00%
Construction	—	—	—	—	—	—	0.00%
	$15	$508	$—	$35	$—	$—	0.02%
Six Months Ended June 30, 2023
Commercial real estate	$—	$—	$96	$—	$—	$—	0.01%
Commercial - specialized	118	690	82	—	—	—	0.25%
Commercial - general	—	4,726	453	113	—	39	0.97%
Consumer:
1-4 family	7	391	—	—	—	13	0.08%
Auto loans	—	39	—	—	—	—	0.01%
Other consumer	—	—	—	—	13	—	0.02%
Construction	—	1,654	—	—	—	—	1.14%
	$125	$7,500	$631	$113	$13	$52	0.28%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended June 30, 2024
Commercial real estate	$—	0.00%	12
Commercial - specialized	—	0.00%	—
Commercial - general	—	0.00%	13
Consumer:
1-4 Family residential	—	0.00%	—
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	0.00%	—
	$—	0.00%	—
Three Months Ended June 30, 2023
Commercial real estate	$—	0.00%	72
Commercial - specialized	—	0.00%	13
Commercial - general	—	2.50%	1,320
Consumer:
1-4 Family residential	—	0.25%	16
Auto loans	—	0.00%	—
Other consumer	—	4.75%	—
Construction	—	0.00%	11
	$—	2.50%	729
Six Months Ended June 30, 2024
Commercial real estate	$—	0.00%	12
Commercial - specialized	—	0.00%	—
Commercial - general	—	1.75%	15
Consumer:
1-4 Family residential	—	0.00%	—
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	0.00%	—
	$—	1.75%	—
Six Months Ended June 30, 2023
Commercial real estate	$—	0.00%	72
Commercial - specialized	—	0.00%	13
Commercial - general	—	1.81%	835
Consumer:
1-4 Family residential	—	0.25%	13
Auto loans	—	0.00%	15
Other consumer	—	4.75%	—
Construction	—	0.00%	11
	$—	1.91%	542

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2024
Commercial real estate	$2,129	$—	$—	$—
Commercial - specialized	—	—	—	—
Commercial - general	577	—	—	124
Consumer:
1-4 Family residential	900	22	—	5
Auto loans	77	—	—	—
Other consumer	—	—	—	—
Construction	1,324	—	—	—
	$5,007	$22	$—	$129

During the three and six months ended June 30, 2023 and the three months ended June 30, 2024, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.

During the six months ended June 30, 2024, the Company had $31 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.  Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.
4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at June 30, 2024 and December 31, 2023, respectively.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	June 30, 2024	December 31, 2023
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,615)	(4,250)
Other intangible assets, net	$2,064	$2,429

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$26,843	$25,795	$26,569	$27,474
Additions	263	463	482	734
Valuation adjustment	(680)	400	(625)	(1,550)
Ending balance	$26,426	$26,658	$26,426	$26,658

	June 30,	December 31,
	2024	2023
Mortgage loans serviced for others	$1,955,538	$2,001,476
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.35%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	June 30,	December 31,
	2024	2023
Weighted average constant prepayment rate	7.32%	7.46%
Weighted average discount rate	10.16%	10.66%
Weighted average life in years	8.04	8.09

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

As of June 30, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $232 thousand of remaining debt issuance costs for a total balance of $63.9 million. As of December 31, 2023, the total amount of subordinated notes outstanding was $64.1 million less approximately $325 thousand of remaining debt issuance costs for a total balance of $63.8 million.

Notes Payable and Other Borrowings
As of June 30, 2024 and December 31, 2023, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 4,919,509 at June 30, 2024. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2024
Outstanding at beginning of year:	1,280,858	$16.91		$13,052
Granted	32,465	29.32		—
Exercised	(5,969)	18.40		(51)
Forfeited	—	—		—
Expired	—	—		—

Balance, June 30, 2024	1,307,354	$17.21	4.73	$13,001

Exercisable at end of period	1,181,221	$16.32	4.38	$12,683

Vested at end of period	1,181,221	$16.32	4.38	$12,683

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2024	2023
Expected volatility	40.45%	39.13% to 39.68%
Expected dividend yield	1.80%	1.74% to 1.90%
Expected term (years)	6.1	6.1 to 6.3
Risk-free interest rate	3.94%	3.91% to 3.98%
Weighted average grant date fair value	$11.10	$10.26

The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $52 thousand and $313 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2024
Outstanding at beginning of year:	125,917	$26.58
Granted	89,103	26.56
Vested	(23,478)	27.38
Forfeited	(3,647)	24.54

Balance, June 30, 2024	187,895	$26.51

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the six months ended June 30, 2024 and 2023 was $643 thousand and $930 thousand, respectively.

For the three months ended June 30, 2024 and 2023 the Company recorded stock-based compensation expense related to the Plan of $657 thousand and $590 thousand, respectively. The Company recorded stock-based compensation expense related to the Plan of $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2024 was $4.4 million and will be recognized over a weighted average remaining period of 1.75 years.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	June 30, 2024	December 31, 2023
Commitments to grant loans and unfunded commitments under lines of credit	$636,340	$598,800
Standby letters of credit	15,093	11,503

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At June 30, 2024 there were FHLB letters of credit outstanding of $75.0 million. There were no FHLB letters of credit outstanding at December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024 and December 31, 2023, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2024 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$609,162	16.86%	$379,366	10.50%	N/A	N/A
City Bank	509,178	14.09%	379,338	10.50%	$361,274	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	500,666	13.86%	307,106	8.50%	N/A	N/A
City Bank	464,550	12.86%	307,083	8.50%	289,019	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	455,666	12.61%	252,911	7.00%	N/A	N/A
City Bank	464,550	12.86%	252,892	7.00%	234,828	6.50%

Tier 1 Capital to Average Assets:
Consolidated	500,666	11.81%	170,372	4.00%	N/A	N/A
City Bank	464,550	10.96%	170,372	4.00%	211,896	5.00%

December 31, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
City Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
City Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
City Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%

Tier 1 Capital to Average Assets:
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
City Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2024.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
Interest Rate Contracts	Location	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(447)	$1,844
Change in fair value of hedged investment securities	Other noninterest expense	463	(1,866)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$(32)	$26
Change in fair value of hedged fixed rate loans	Interest income - Loans	37	(25)

		Six Months Ended
		June 30,
Interest Rate Contracts	Location	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$865	$(810)
Change in fair value of hedged investment securities	Other noninterest expense	(920)	771
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$205	$26
Change in fair value of hedged fixed rate loans	Interest income - Loans	(116)	(25)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$987	$10
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$11,803	$353	$7,796	$158
Interest rate swaps related to state and municipal securities	123,760	17,493	123,760	16,628

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
	Location	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(64)	$(53)

		Six Months Ended
		June 30,
	Location	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$244	$89

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Forward contracts related to mortgage loans held for sale	$15,250	$22	$—	$—
Interest rate lock commitments	29,679	360	16,887	444

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$12,724	$116	$19,021	$422

The Company had received cash collateral of $19.0 million and $18.3 million to offset asset derivative positions on its interest rate swaps at June 30, 2024 and December 31, 2023, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at June 30, 2024 and December 31, 2023, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,134	$29,683	$22,008	$38,927

Weighted average common shares outstanding - basic	16,425,360	17,048,432	16,427,640	17,047,578
Effect of dilutive securities:
Stock-based compensation awards	506,717	338,083	507,758	390,779
Weighted average common shares outstanding - diluted	16,932,077	17,386,515	16,935,398	17,438,357

Basic earnings per share	$0.68	$1.74	$1.34	$2.28
Diluted earnings per share	$0.66	$1.71	$1.30	$2.23

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$176,032	$—	$176,032
Residential mortgage-backed securities	—	278,466	—	278,466
Commercial mortgage-backed securities	—	40,705	—	40,705
Commercial collateralized mortgage obligations	—	69,118	—	69,118
Asset-backed and other amortizing securities	—	15,705	—	15,705
Other securities	—	11,005	—	11,005
Loans held for sale (mandatory)	—	12,252	—	12,252
Mortgage servicing rights	—	—	26,426	26,426
Asset derivatives	—	18,228	—	18,228
Liability derivatives	—	(116)	—	(116)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	19,648	19,648

December 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,575	$—	$180,575
Residential mortgage-backed securities	—	300,704	—	300,704
Commercial mortgage-backed securities	—	41,748	—	41,748
Commercial collateralized mortgage obligations	—	71,930	—	71,930
Asset-backed and other amortizing securities	—	17,040	—	17,040
Other securities	—	10,765	—	10,765
Loans held for sale (mandatory)	—	6,615	—	6,615
Mortgage servicing rights	—	—	26,569	26,569
Asset derivatives	—	17,230	—	17,230
Liability derivatives	—	(432)	—	(432)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,482	1,482

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three and six months ended June 30, 2024 and 2023.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At June 30, 2024 and December 31, 2023 the aggregate fair value of loans held for sale for mandatory delivery was $12.3 million and $6.6 million, respectively. The aggregate unpaid principal balance as of the same dates was $12.0 million and $6.4 million, respectively, representing differences between fair value and unpaid principal balance of $287 thousand and $190 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of June 30, 2024 and December 31, 2023.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2024 and 2023 the net (gain) loss amount totaled $32 thousand and $9 thousand, respectively. For the six months ended June 30, 2024 and 2023 the net (gain) loss amount totaled $(340) thousand and $(252) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2024
Non-recurring:
Loans held for investment	$19,648	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,426	Discounted cash flows	Constant prepayment rate	7.32%
			Discount rate	10.16%

December 31, 2023
Non-recurring:
Loans held for investment	$1,482	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,569	Discounted cash flows	Constant prepayment rate	7.46%
			Discount rate	10.66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2024
Financial assets:
Cash and cash equivalents	$298,006	$298,006	$—	$—	$298,006
Loans held for investment, net	3,051,100	—	—	2,933,460	2,933,460
Loans held for sale (best efforts)	4,333	—	4,408	—	4,408
Accrued interest receivable	19,481	—	19,481	—	19,481

Financial liabilities:
Deposits	$3,624,513	$—	$3,624,285	$—	$3,624,285
Accrued interest payable	52,695	—	52,695	—	52,695
Junior subordinated deferrable interest debentures	46,393	—	33,530	—	33,530
Subordinated debt	63,868	—	57,558	—	57,558

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

December 31, 2023
Financial assets:
Cash and cash equivalents	$330,158	$330,158	$—	$—	$330,158
Loans held for investment, net	2,971,797	—	—	2,848,536	2,848,536
Loans held for sale (best efforts)	7,884	—	7,977	—	7,977
Accrued interest receivable	20,881	—	20,881	—	20,881

Financial liabilities:
Deposits	$3,626,153	$—	$3,625,321	$—	$3,625,321
Accrued interest payable	5,057	—	5,057	—	5,057
Junior subordinated deferrable interest debentures	46,393	—	33,098	—	33,098
Subordinated debt	63,775	—	57,497	—	57,497

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

Corrected Consolidated Statement of Cash Flows for Six Months Ended June 30, 2023 (in thousands):

	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$233,170	$(38,193)	$194,977
Loans originated for sale	$(219,212)	$38,193	$(181,019)

14.  SUBSEQUENT EVENTS

Dividend Declaration

On July 17, 2024, the Company declared a cash dividend of $0.14 per share of common stock to be paid on August 12, 2024 to all shareholders of record as of July 29, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the periods covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 15, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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
●
cybersecurity risk, including cyber incidents or other failures, disruptions or security breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks;

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
●
natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, outbreaks of hostilities, public health outbreaks (such as the COVID-19 pandemic or any future pandemic), other international or domestic calamities, and other external events or matters beyond our control;

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

Results of Operations

We had net income of $11.1 million, or $0.66 per diluted common share, for the three months ended June 30, 2024, compared to net income of $29.7 million, or $1.71 per diluted common share for the three months ended June 30, 2023. Return on average equity (annualized) was 10.83% and return on average assets (annualized) was 1.07% for the three months ended June 30, 2024, compared to 31.33% and 2.97%, respectively, for the three months ended June 30, 2023.

We had net income of $22.0 million, or $1.30 per diluted common share for the six months ended June 30, 2024, compared to net income of $38.9 million, or $2.23 per diluted common share for the six months ended June 30, 2023. Return on average equity (annualized) was 10.78% and return on average assets (annualized) was 1.06% for the six months ended June 30, 2024, compared to 21.14% and 1.98%, respectively, for the six months ended June 30, 2023.

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

		Three Months Ended June 30,
		2024		2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$3,082,601	$50,579	6.60%	$2,894,087	$42,872	5.94%
Investment securities – taxable	533,553	5,285	3.98	575,983	5,365	3.74
Investment securities – non-taxable	155,408	1,022	2.64	210,709	1,403	2.67
Other interest-earning assets (2)	225,720	2,545	4.53	149,996	1,484	3.97
Total interest-earning assets	3,997,282	59,431	5.98	3,830,775	51,124	5.35
Noninterest-earning assets	171,472			182,752
Total assets	$4,168,754			$4,013,527

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,221,427	$17,652	3.20%	$2,059,182	$12,484	2.43%
Time deposits	392,778	3,977	4.07	299,358	1,949	2.61
Short-term borrowings	3	—	0.00	325	5	6.17
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	63,845	835	5.26	76,031	1,013	5.34
Junior subordinated deferrable interest debentures	46,393	856	7.42	46,393	789	6.82
Total interest-bearing liabilities	$2,724,446	$23,320	3.44%	$2,481,289	$16,240	2.63%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$960,106			$1,075,514
Other liabilities	70,854			76,727
Total noninterest-bearing liabilities	1,030,960			1,152,241
Shareholders’ equity	413,348			379,997
Total liabilities and shareholders’ equity	$4,168,754			$4,013,527

Net interest income		$36,111			$34,884
Net interest spread			2.54%			2.73%
Net interest margin(3)			3.63%			3.65%

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$3,048,569	$99,519	6.56%	$2,836,482	$82,474	5.86%
Investment securities – taxable	543,817	10,796	3.99	580,705	10,605	3.68
Investment securities – non-taxable	155,831	2,046	2.64	211,950	2,815	2.68
Other interest-earning assets(2)	262,345	6,020	4.61	155,976	2,979	3.85
Total interest-earning assets	4,010,562	118,381	5.94	3,785,113	98,873	5.27
Noninterest-earning assets	177,882			186,114
Total assets	$4,188,444			$3,971,227

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,253,704	$35,649	3.18%	$2,023,869	$22,468	2.24%
Time deposits	383,816	7,643	4.00	291,677	3,335	2.31
Short-term borrowings	3	—	0.00	165	5	6.11
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	63,822	1,670	5.26	76,008	2,025	5.37
Junior subordinated deferrable interest debentures	46,393	1,717	7.44	46,393	1,540	6.69
Total interest-bearing liabilities	$2,747,738	$46,679	3.42%	$2,438,112	$29,373	2.43%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$959,219			$1,092,429
Other liabilities	70,856			69,443
Total noninterest-bearing liabilities	1,030,075			1,161,872
Shareholders’ equity	410,631			371,243
Total liabilities and shareholders’ equity	$4,188,444			$3,971,227

Net interest income		$71,702			$69,500
Net interest spread			2.52%			2.84%
Net interest margin(3)			3.60%			3.70%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets
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

	Three Months Ended June 30,
	2024 over 2023
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,793	$4,914	$7,707
Investment securities – taxable	(395)	315	(80)
Investment securities – non-taxable	(368)	(13)	(381)
Other interest-earning assets	749	312	1,061
Total increase (decrease) in interest income	2,779	5,528	8,307

Interest-bearing liabilities:
NOW, Savings, MMDAs	984	4,184	5,168
Time deposits	608	1,420	2,028
Short-term borrowings	(5)	—	(5)
Notes payable & other borrowings	—	—	—
Subordinated debt securities	(162)	(16)	(178)
Junior subordinated deferrable interest debentures	—	67	67
Total increase (decrease) interest expense:	1,425	5,655	7,080

Increase (decrease) in net interest income	$1,354	$(127)	$1,227

	Six Months Ended June 30,
	2024 over 2023
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$6,167	$10,878	$17,045
Investment securities – taxable	(674)	865	191
Investment securities – non-taxable	(745)	(24)	(769)
Other interest-earning assets	2,032	1,009	3,041
Total increase (decrease) in interest income	6,780	12,728	19,508

Interest-bearing liabilities:
NOW, Savings, MMDAs	2,552	10,629	13,181
Time deposits	1,053	3,255	4,308
Short-term borrowings	(5)	—	(5)
Notes payable & other borrowings	—	—	—
Subordinated debt securities	(325)	(30)	(355)
Junior subordinated deferrable interest debentures	—	177	177
Total increase (decrease) interest expense:	3,275	14,031	17,306

Increase (decrease) in net interest income	$3,505	$(1,303)	$2,202

Net interest income for the three months ended June 30, 2024 was $35.9 million, compared to $34.6 million for the three months ended June 30, 2023, an increase of $1.3 million, or 3.8%, and was comprised of an increase of $8.4 million in interest income, partially offset by an increase of $7.1 million in interest expense. The growth in interest income was attributable to increases of $7.7 million in loan interest income and $680 thousand in interest income from securities and other interest-earning assets. The increase in loan interest income was mainly due to growth of $188.5 million in average loans outstanding and an increase of 66 basis points in the yield on loans. The increase in interest income on securities and other interest-earning assets was primarily due to higher market interest rates. The $7.1 million increase in interest expense was primarily related to an increase of $255.7 million in average interest-bearing deposits and an 88 basis point increase in the rate paid on interest-bearing deposits over the same period in 2023. Additionally, average noninterest-bearing demand deposits decreased $115.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

For the three months ended June 30, 2024, net interest margin and net interest spread were 3.63% and 2.54%, respectively, compared to 3.65% and 2.73%, respectively, for the same period in 2023, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the six months ended June 30, 2024 was $71.3 million, compared to $68.9 million for the six months ended June 30, 2023, an increase of $2.4 million, or 3.4%, and was comprised of an increase of $19.7 million in interest income, partially offset by an increase of $17.3 million in interest expense. The growth in interest income was attributable to increases of $17.0 million in loan interest income and $2.7 million in interest income from securities and other interest-earning assets. The increase in loan interest income was mainly due to growth of $212.1 million in average loans outstanding and an increase of 70 basis points in the yield on loans. The increase in interest income on securities and other interest-earning assets was primarily due to higher market interest rates. The $17.3 million increase in interest expense was primarily related to an increase of $322.0 million in average interest-bearing deposits and a 105 basis point increase in the rate paid on interest-bearing deposits over the same period in 2023. Additionally, average noninterest-bearing demand deposits decreased $133.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, net interest margin and net interest spread were 3.60% and 2.52%, respectively, compared to 3.70% and 2.84%, respectively, for the same period in 2023, which reflects the changes in interest income and interest expense discussed above.

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

The Company recorded a provision for credit losses of $1.8 million for the three months ended June 30, 2024, compared to $3.7 million for the three months ended June 30, 2023. The decline in provision of $1.9 million was largely attributable to a decrease in the period net loan growth of $108.0 million and a reduction of $456 thousand in provision for loans individually evaluated.

The Company recorded a provision for credit losses for the six months ended June 30, 2024 of $2.6 million, compared to $4.7 million for the six months ended June 30, 2023. The decline in provision of $2.1 million was largely attributable to a decrease in the period net loan growth of $150.9 million and a reduction of $399 thousand in provision for loans individually evaluated.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,949	$1,745	$204	$3,762	$3,446	$316
Income from insurance activities	30	37	(7)	64	1,448	(1,384)
Bank card services and interchange fees	4,052	4,043	9	7,113	6,999	114
Mortgage banking activities	3,397	5,258	(1,861)	7,342	7,544	(202)
Investment commissions	450	420	30	884	809	75
Fiduciary income	720	597	123	1,474	1,197	277
Gain on sale of subsidiary	—	33,488	(33,488)	—	33,488	(33,488)
Other income and fees(1)	2,111	1,524	587	3,479	2,872	607
Total noninterest income	$12,709	$47,112	$(34,403)	$24,118	$57,803	$(33,685)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Noninterest income for the three months ended June 30, 2024 was $12.7 million, compared to $47.1 million for the three months ended June 30, 2023, a decrease of $34.4 million, or 73.0%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $204 thousand, or 11.7%, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily the result of treasury management initiatives taken to drive growth.

Mortgage banking activities - Income from mortgage banking activities decreased $1.9 million, or 35.4%, to $3.4 million for the three months ended June 30, 2024 from $5.3 million for the three months ended June 30, 2023. This decrease was mainly the result of a decline of $1.1 million in the fair value adjustment of the mortgage servicing rights assets as interest rates that affect the value were relatively flat after rising modestly in the second quarter of 2023. Additionally, mortgage loan originations declined $23.7 million, or 22.1%, in the current year period as compared to the prior year period as mortgage interest rates have risen and overall mortgage lending has slowed.

Gain on sale of subsidiary - A $33.5 million gain from the sale of Windmark Insurance Agency, Inc. (“Windmark”) was recorded in the second quarter of 2023.

Noninterest income for the six months ended June 30, 2024 was $24.1 million, compared to $57.8 million for the six months ended June 30, 2023, a decrease of $33.7 million, or 58.3%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $316 thousand, or 9.2%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily the result of treasury management initiatives taken to drive growth.

Gain on sale of subsidiary - A $33.5 million gain from the sale of Windmark was recorded in the second quarter of 2023.

Income from insurance activities - Due to the sale of Windmark in the second quarter of 2023, there was a decline of $1.4 million in income from insurance activities for the six months ended June 30, 2024 as compared to the same period in 2023.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,199	$23,437	$(4,238)	$38,187	$42,691	$(4,504)
Occupancy expense, net	4,029	4,303	(274)	7,949	8,135	(186)
Professional services	1,738	1,716	22	3,221	3,364	(143)
Marketing and development	860	784	76	1,614	1,720	(106)
IT and data services	1,086	888	198	2,076	1,752	324
Bankcard expenses	1,516	1,316	200	2,913	2,668	245
Appraisal expenses	229	301	(72)	456	579	(123)
Loss on sale of securities	—	3,409	(3,409)	—	3,409	(3,409)
Other expenses(1)	3,915	4,345	(430)	8,086	8,542	(456)
Total noninterest expense	$32,572	$40,499	$(7,927)	$64,502	$72,860	$(8,358)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, supplies, and insurance.

Noninterest expense for the three months ended June 30, 2024 was $32.6 million compared to $40.5 million for the three months ended June 30, 2023, an decrease of $7.9 million, or 19.6%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $4.2 million, or 18.1%, from $23.4 million for the three months ended June 30, 2023 to $19.2 million for the three months ended June 30, 2024. This decrease was primarily driven by $4.3 million of Windmark transaction and related incentive-based compensation expenses incurred in the second quarter of 2023.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses - There was approximately $200 thousand of Windmark transaction expenses in the second quarter of 2023.

Noninterest expense for the six months ended June 30, 2024 was $64.5 million, compared to $72.9 million for the six months ended June 30, 2023, a decrease of $8.4 million, or 11.5%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $4.5 million, or 10.6%, from $42.7 million for the six months ended June 30, 2023 to $38.2 million for the six months ended June 30, 2024. This decrease was primarily driven by $4.3 million of Windmark transaction and related incentive-based compensation expenses incurred in the second quarter of 2023.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Other expenses - There was approximately $275 thousand of Windmark transaction expenses in the first and second quarters of 2023.

Financial Condition

Our total assets increased $16.1 million, or 0.4%, to $4.22 billion at June 30, 2024, compared to $4.20 billion at December 31, 2023. Our gross loans held for investment increased $80.1 million, or 2.7%, to $3.09 billion at June 30, 2024, compared to $3.01 billion at December 31, 2023. Our securities portfolio decreased $31.7 million, or 5.1%, to $591.0 million at June 30, 2024, compared to $622.8 million at December 31, 2023. Total deposits decreased $1.6 million, or 0.0%, to $3.62 billion at June 30, 2024, compared to $3.63 billion at December 31, 2023.

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

Loans held for investment increased $80.1 million, or 2.7%, to $3.09 billion at June 30, 2024, compared to $3.01 billion at December 31, 2023. The growth in loans remained relationship-focused and occurred primarily in direct-energy loans, seasonal agricultural-related loans, and single-family property loans, partially offset by decreases in consumer auto loans.

The following table shows the contractual maturities of our loans held for investment portfolio at June 30, 2024:

	As of June 30, 2024
	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$120,912	$609,932	$313,260	$81,168	$1,125,272
Commercial - specialized	153,596	142,180	73,287	53,539	422,602
Commercial - general	72,394	204,382	145,398	105,598	527,772
Consumer:
1-4 family residential	32,928	107,279	90,578	337,811	568,596
Auto loans	2,905	188,584	80,955	—	272,444
Other consumer	9,017	43,188	17,308	—	69,513
Construction	92,658	13,319	1,142	955	108,074
Total loans	$484,410	$1,308,864	$721,928	$579,071	$3,094,273

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of June 30, 2024:

	As of June 30, 2024
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$436,338	$568,022
Commercial - specialized	89,896	179,110
Commercial - general	169,050	286,328
Consumer:
1-4 family residential	330,862	204,806
Auto loans	269,539	—
Other consumer	60,496	—
Construction	6,707	8,709
Total loans	$1,362,888	$1,246,975

At June 30, 2024, there was $1.57 billion in adjustable rate loans, with $876.6 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $591.8 million will reprice immediately upon changes in the underlying index rate, with the remaining $284.8 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank. Further, there is $138.0 million of fixed rate loans that mature in the next twelve months as of June 30, 2024.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 72.2% of our loans were secured by real property as of June 30, 2024, compared to 72.7% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 39.8% of loans held for investment as of June 30, 2024 and represented 40.1% of loans held for investment as of December 31, 2023. Further, these loans are geographically diversified, primarily throughout the state of Texas as well as Eastern New Mexico.

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

Commercial real estate loans increased $44.2 million, or 4.1%, to $1.13 billion as of June 30, 2024 from $1.08 billion as of December 31, 2023. The increase was primarily driven by an increase in multifamily property loans of $64.9 million and an increase in other commercial real estate loans of $18.0 million, partially offset by a decrease in commercial land development and construction loans of $47.2 million due to the completion of several large projects.

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

Commercial general loans increased $10.4 million, or 2.0%, to $527.8 million as of June 30, 2024 from $517.4 million as of December 31, 2023. The increase in commercial general loans was primarily due to increases in loans to companies in the goods and services and industries.

Commercial specialized loans increased $50.2 million, or 13.5%, to $422.6 million as of June 30, 2024 from $372.4 million as of December 31, 2023. This increase was primarily due to growth of $47.3 million in energy sector loans.

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

Consumer and other loans decreased $3.6 million, or 0.4%, to $910.6 million as of June 30, 2024, from $914.2 million as of December 31, 2023. The decrease in these loans was primarily a result of a $32.8 million decrease in consumer auto loans, a decrease of $4.7 million in other consumer loans, partially offset by an increase of $33.9 million in residential mortgage loans. As of June 30, 2024, our consumer loan portfolio was comprised of $568.6 million in 1-4 family residential loans, $272.4 million in auto loans, and $69.5 million in other consumer loans. The consumer auto and other consumer loans portfolios have experienced a decline in new originations due to higher loan rates and economic pressures from inflation on consumers.

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

Construction loans decreased $21.1 million, or 16.3%, to $108.1 million as of June 30, 2024 from $129.2 million as of December 31, 2023. The decrease resulted from reduced demand for residential construction as interest rate levels remained elevated and projects were completed and sold.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.23 billion at June 30, 2024 and $1.20 billion at December 31, 2023. Nonowner-occupied commercial real estate are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of June 30, 2024, total income-producing commercial real estate property loans totaled $852.3 million and was comprised of $284.5 million of multi-family property loans, $171.4 million of retail property loans, $139.1 million of office property loans, $64.1 million in hospitality loans, and $193.3 million in other property loans. Other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of June 30, 2024, total construction, acquisition, and development property loans totaled $381.0 million and was comprised of $108.1 million in residential construction property loans and $272.9 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 55% at June 30, 2024. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 61% at June 30, 2024.

Owner-occupied commercial real estate loans totaled $335.0 million at June 30, 2024 and $341.1 million at December 31, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$636,340	$598,800
Standby letters of credit	15,093	11,503
Total	$651,433	$610,303

We may use our line of credit with the FHLB to take out letters of credit. These letters of credit are pledged as collateral for certain public fund deposits. These letters of credit are off-balance sheet liabilities and would only be funded in the event of a default by the Company.

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

The ACL for loans was $43.2 million at June 30, 2024, compared to $42.4 million at December 31, 2023, an increase of $0.8 million, or 1.9%. The increase is primarily a result of a provision for credit losses on loans of $2.5 million being recorded during the six months ended June 30, 2024 largely attributable to growth of $80.1 million in loans held for investment, partially offset by net charge-offs of $1.7 million during the period and an increase in nonperforming loans. Uncertainty regarding forecasted economic conditions remains, due to the continued elevated interest rate environment and persistent inflation in the United States, and additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Average loans outstanding during the periods
Commercial real estate	$1,114,782	$942,296	$1,102,062	$929,207
Commercial – specialized	398,661	342,519	379,510	330,903
Commercial – general	529,762	537,015	524,826	514,729
Consumer:
1-4 family residential	568,792	506,630	553,526	491,399
Auto loans	282,908	319,875	290,729	320,978
Other consumer	70,553	80,760	71,812	80,474
Construction	102,844	143,832	112,384	146,074
Loans held for sale	14,299	21,160	13,720	22,718
Total average loans outstanding during the periods	$3,082,601	$2,894,087	$3,048,569	$2,836,482

Net charge-offs (recoveries) during the periods
Commercial real estate	$(1)	$—	$85	$—
Commercial – specialized	(11)	(18)	(44)	(80)
Commercial – general	328	108	670	246
Consumer:
1-4 family residential	(2)	(2)	169	(3)
Auto loans	253	146	413	324
Other consumer	209	149	430	254
Construction	—	—	—	272
Total net charge-offs (recoveries) during the periods	$776	$383	$1,723	$1,013

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	0.00%	0.01%	0.00%
Commercial – specialized	0.00%	(0.01)%	(0.01)%	(0.02)%
Commercial – general	0.06%	0.02%	0.13%	0.05%
Consumer:
1-4 family residential	0.00%	0.00%	0.03%	0.00%
Auto loans	0.09%	0.05%	0.14%	0.10%
Other consumer	0.30%	0.18%	0.60%	0.32%
Construction	0.00%	0.00%	0.00%	0.19%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.03%	0.01%	0.06%	0.04%

The following table provides other loan data as of the dates indicated.

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)

Total loans held for investment outstanding	$3,094,273	$3,014,153
Nonaccrual loans	$21,835	$3,242
Allowance for credit losses on loans	$43,173	$42,356

Ratio of allowance to total loans held for investment	1.40%	1.41%
Ratio of allowance to nonaccrual loans	197.72%	1,306.48%
Ratio of nonaccrual loans to total loans held for investment	0.71%	0.11%

Net charge-offs (recoveries) totaled $776 thousand and were 0.10% (annualized) of average loans outstanding for the three months ended June 30, 2024, compared to $383 thousand and 0.05% (annualized) for the three months ended June 30, 2023. There was an increase of $220 thousand in net charge-offs on commercial-general loans in the second quarter of 2024 due to the charge-off of three loans under $135 thousand each. Net charge-offs totaled $1.7 million and were 0.11% (annualized) of average loans outstanding for the six months ended June 30, 2024, compared to $1.0 million and 0.07% (annualized) for the six months ended June 30, 2023. There was an increase of $424 thousand in net charge-offs on commercial-general loans during the first two quarters of 2024 due to the charge-off of several loans under $150 thousand each. The allowance for credit losses on loans as a percentage of loans held for investment was 1.40% at June 30, 2024 and 1.41% at December 31, 2023.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,593	36.1%	$15,808	37.3%
Commercial – specialized	4,736	11.0%	4,020	9.5%
Commercial – general	6,841	15.8%	6,391	15.1%
Consumer:
1-4 family residential	9,702	22.5%	9,177	21.7%
Auto loans	3,287	7.6%	3,601	8.5%
Other consumer	974	2.3%	968	2.3%
Construction	2,040	4.7%	2,391	5.6%
Total allowance for credit losses	$43,173	100.0%	$42,356	100.0%

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

At June 30, 2024, our total nonaccrual loans were $21.8 million, or 0.71% of total loans held for investment, as compared to $3.2 million, or 0.11% of total loans held for investment, at December 31, 2023. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of June 30, 2024 to cover any probable loss. One relationship totaling $20.5 million was placed on nonaccrual after the maturity date was accelerated during the second quarter of 2024. Two relationships totaling approximately $972 thousand that were on nonaccrual at December 31, 2023 were fully repaid in the first quarter of 2024.

Nonperforming loans were $23.5 million at June 30, 2024 and $5.2 million at December 31, 2023. This increase of $18.3 million is mainly due to the changes in nonaccrual loans noted above.

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

Our securities portfolio decreased $31.7 million, or 5.1%, to $591.0 million at June 30, 2024, compared to $622.8 million at December 31, 2023. The decrease was primarily due to $20.2 million in maturities, prepayments and calls, net of short-term purchases and maturities and by a $10.3 million decrease in the fair value of available for sale securities at June 30, 2024 as compared to December 31, 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the six months ended June 30, 2024, the fair value of the Company’s available for sale securities declined by $10.3 million. At June 30, 2024, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized in the Company’s consolidated financial statements.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of June 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$406	1.56%	$6,353	2.13%	$4,152	2.14%	$189,927	2.29%
Mortgage-backed securities - residential	—	0.00%	2,474	2.04%	790	2.75%	333,408	2.19%
Mortgage-backed securities - commercial	—	0.00%	—	0.00%	47,256	2.22%	—	0.00%
Collateralized mortgage obligations	—	0.00%	—	0.00%	69,260	6.00%	—	0.00%
Asset-backed and other amortizing securities	—	0.00%	—	0.00%	3,146	3.15%	14,196	2.75%
Other securities	—	0.00%	—	0.00%	12,000	4.47%	—	0.00%
Total available-for-sale	$406	1.56%	$8,827	2.10%	$136,604	4.36%	$537,531	2.24%

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$735	3.65%	$6,112	1.73%	$4,897	2.15%	$191,070	2.28%
Mortgage-backed securities - residential	—	0.00%	3,038	2.02%	920	2.91%	347,293	2.20%
Mortgage-backed securities - commercial	—	0.00%	—	0.00%	47,898	2.22%	—	0.00%
Collateralized mortgage obligations	—	0.00%	—	0.00%	72,391	6.01%	—	0.00%
Asset-backed and other amortizing securities	—	0.00%	—	0.00%	2,359	3.07%	16,117	2.79%
Other securities	—	0.00%	—	0.00%	12,000	4.47%	-	0.00%
Total available-for-sale	$735	3.65%	$9,150	1.83%	$140,465	4.38%	$554,480	2.24%

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

Total deposits at June 30, 2024 were $3.62 billion, representing an decrease of $1.6 million, or 0.0%, compared to $3.63 billion at December 31, 2023. Although overall total deposits only changed minimally since December 31, 2023, there was a decrease of $22.6 million in noninterest-bearing deposits, partially offset by an increase of $21.0 million in interest-bearing deposits. As of June 30, 2024, 26.3% of total deposits were comprised of noninterest-bearing demand accounts, 62.0% of interest-bearing non-maturity accounts and 11.7% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$951,565	26.3%	$974,201	26.9%
NOW and other transaction accounts	483,700	13.3	562,066	15.5
Money market and other savings	1,766,199	48.7	1,722,170	47.5
Time deposits	423,049	11.7	367,716	10.1
Total deposits	$3,624,513	100.0%	$3,626,153	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended June 30,
	2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$960,106	0.00%	$1,075,514	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	482,212	3.90%	307,171	2.24%
Savings accounts	133,422	0.93%	147,533	0.59%
Money market accounts	1,605,793	3.17%	1,604,478	2.64%
Time deposits	392,778	4.07%	299,358	2.61%
Total interest-bearing deposits	2,614,205	3.33%	2,358,540	2.45%
Total deposits	$3,574,311	2.43%	$3,434,054	1.69%

	Six Months Ended June 30,
	2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$959,219	0.00%	$1,092,429	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	490,506	3.80%	321,199	1.95%
Savings accounts	134,891	0.92%	149,743	0.83%
Money market accounts	1,628,307	3.18%	1,552,927	2.44%
Time deposits	383,816	4.00%	291,677	2.31%
Total interest-bearing deposits	2,637,520	3.30%	2,315,546	2.25%
Total deposits	$3,596,739	2.42%	$3,407,975	1.53%

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of June 30, 2024 follows:

	June 30, 2024
	Maturity Within:
(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured time deposits	$40,546	$27,985	$37,040	$1,305	$106,876

The estimated amount of uninsured deposits as of June 30, 2024 was $1.17 billion. This represented approximately 31% of total deposits and excludes collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2024 and December 31, 2023, we had total remaining borrowing capacity from the FHLB of $1.09 billion and $1.10 billion, respectively, with no outstanding balance. We had no long-term FHLB borrowings during the three and six months ended June 30, 2024 or 2023.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $679.3 million and $595.4 million at June 30, 2024 and December 31, 2023, respectively, with no outstanding balance. We had no long-term FRB borrowings during the six months ended June 30, 2024 or 2023.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $140.0 million as of June 30, 2024 and December 31, 2023, respectively. The lines were not used, other than testing during the three and six months June 30, 2024 or the three and six months June 30, 2023.

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. There were $75.0 million of FHLB letters of credit outstanding at June 30, 2024 and none outstanding at December 31, 2023.

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

As of June 30, 2024, the total amount of subordinated debt securities outstanding was $64.1 million less approximately $232 thousand of remaining debt issuance costs for a total balance of $63.9 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2024 and December 31, 2023. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of June 30, 2024, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 8.24%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 6.99%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 7.10%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2024.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At June 30, 2024, the Bank had the capacity to borrow additional funds from the FHLB and Federal Reserve discount window of up to approximately $1.09 billion and $679 million, respectively.

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

Capital

Total stockholders’ equity increased to $418.0 million as of June 30, 2024, compared to $407.1 million as of December 31, 2023, an increase of $10.9 million, or 2.7%. The increase from December 31, 2023 was primarily the result of $22.0 million in net earnings for the six months ended June 30, 2024, partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $7.4 million, net of tax, and $4.4 million of dividends paid. The decrease in AOCI was attributed to the decrease in fair value of our available for sale securities and fair value hedges, net of tax, as a result of the continued elevated interest rate environment experienced during the period.

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

At June 30, 2024 and December 31, 2023, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2024, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2024 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	June 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$609,162	16.86%	$589,565	16.74%
Tier 1 capital (to risk-weighted assets)	500,666	13.86	482,044	13.69
CET 1 capital (to risk-weighted assets)	455,666	12.61	437,044	12.41
Tier 1 capital (to average assets)	500,666	11.81	482,044	11.33

City Bank:
Total capital (to risk-weighted assets)	$509,178	14.09%	$494,353	14.04%
Tier 1 capital (to risk-weighted assets)	464,550	12.86	450,607	12.80
CET 1 capital (to risk-weighted assets)	464,550	12.86	450,607	12.80
Tier 1 capital (to average assets)	464,550	10.96	450,607	10.60

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

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three and six months ended June 30, 2024. For the three months ended June 30, 2024, we repurchased 12,393 shares of common stock for a total of $305 thousand. For the six months ended June 30, 2024, we repurchased 13,799 share of common stock for a total of $340 thousand. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2024	December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	-6.45%	-10.02%
+200	-4.18%	-6.59%
+100	-1.98%	-3.21%
-100	0.90%	3.35%
-200	2.18%	6.86%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Total stockholders’ equity	$417,985	$407,114
Less: Goodwill and other intangibles	(21,379)	(21,744)
Tangible common equity	$396,606	$385,370

Total assets	$4,220,936	$4,204,793
Less: Goodwill and other intangibles	(21,379)	(21,744)
Tangible assets	$4,199,557	$4,183,049

Shares outstanding	16,424,021	16,417,099

Total stockholders’ equity to total assets	9.90%	9.68%
Tangible common equity to tangible assets	9.44%	9.21%
Book value per share	$25.45	$24.80
Tangible book value per share	$24.15	$23.47

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Company in Part I, Item 1A, “Risk Factors,” of the 2023 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table summarizes the share repurchase activity for the three months ended June 30, 2024.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
April 2024	12,393	$24.64	$305,383	$9,659,477
May 2024	—	—	—	9,659,477
June 2024	—	—	—	9,659,477
Total	12,393
Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 6, 2024	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 6, 2024	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer