Form 10-Q
period 2024-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2024-11-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 16,389,659 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$60,863	$62,821
Interest-bearing deposits in banks	410,304	267,337
Cash and cash equivalents	471,167	330,158
Securities available for sale	606,889	622,762
Loans held for sale ($9,490 and $6,615 at fair value at September 30, 2024 and December 31, 2023, respectively)	11,389	14,499
Loans held for investment	3,037,375	3,014,153
Allowance for credit losses on loans	(42,886)	(42,356)
Loans held for investment, net	2,994,489	2,971,797
Accrued interest receivable	19,155	20,881
Premises and equipment, net	53,323	55,070
Bank-owned life insurance	75,649	74,504
Goodwill	19,315	19,315
Intangible assets, net	1,882	2,429
Mortgage servicing rights	24,573	26,569
Deferred tax asset, net	18,889	19,413
Other assets	40,939	47,396
Total assets	$4,337,659	$4,204,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$998,480	$974,201
Interest-bearing	2,720,880	2,651,952
Total deposits	3,719,360	3,626,153
Accrued expenses and other liabilities	64,870	61,358
Subordinated debt	63,914	63,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,894,537	3,797,679

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,386,627 and 16,417,099 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16,386	16,417
Additional paid-in capital	97,367	97,107
Retained earnings	371,782	345,264
Accumulated other comprehensive loss	(42,413)	(51,674)
Total stockholders’ equity	443,122	407,114
Total liabilities and stockholders’ equity	$4,337,659	$4,204,793

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$51,505	$46,242	$151,008	$128,703
Securities:
Taxable	5,300	5,422	16,096	16,027
Non-taxable	803	833	2,419	3,057
Federal funds sold and interest-bearing deposits in banks	4,032	4,031	10,052	7,010
Total interest income	61,640	56,528	179,575	154,797
Interest expense:
Deposits	22,653	18,965	65,945	44,768
Notes payable & other borrowings	—	—	—	5
Subordinated debt	835	1,012	2,505	3,037
Junior subordinated deferrable interest debentures	858	862	2,575	2,402
Total interest expense	24,346	20,839	71,025	50,212
Net interest income	37,294	35,689	108,550	104,585
Provision for credit losses	495	(700)	3,100	4,010
Net interest income, after provision for credit losses	36,799	36,389	105,450	100,575
Noninterest income:
Service charges on deposit accounts	2,023	1,840	5,785	5,286
Income from insurance activities	28	30	92	1,478
Net gain on sales of loans	2,715	2,631	8,157	9,077
Bank card services and interchange fees	3,302	3,157	10,415	10,156
Other mortgage banking income (loss)	(825)	1,971	1,075	3,069
Investment commissions	391	430	1,275	1,239
Fiduciary fees	613	582	2,087	1,779
Gain on sale of subsidiary	—	290	—	33,778
Other	2,388	1,346	5,867	4,218
Total noninterest income	10,635	12,277	34,753	70,080
Noninterest expense:
Salaries and employee benefits	18,767	18,709	56,954	61,400
Occupancy and equipment, net	4,255	4,111	12,204	12,246
Professional services	1,807	1,560	5,028	4,924
Marketing and development	1,015	853	2,629	2,573
IT and data services	1,092	818	3,168	2,570
Bank card expenses	1,500	1,451	4,413	4,119
Appraisal expenses	246	283	702	862
Realized loss on sale of securities	—	—	—	3,409
Other	4,446	3,704	12,532	12,246
Total noninterest expense	33,128	31,489	97,630	104,349
Income before income taxes	14,306	17,177	42,573	66,306
Income tax expense	3,094	3,683	9,353	13,885
Net income	$11,212	$13,494	$33,220	$52,421

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share:
Basic	$0.68	$0.80	$2.02	$3.09
Diluted	$0.66	$0.78	$1.96	$3.01

Net income	$11,212	$13,494	$33,220	$52,421
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	25,268	(30,907)	14,997	(29,393)
Less: Change in fair value on hedged state and municipal securities	(4,196)	2,091	(3,274)	1,320
Reclassification adjustment for loss on sale of securities	—	—	—	3,409
Tax effect	(4,425)	6,051	(2,462)	5,179
Other comprehensive income (loss)	16,647	(22,765)	9,261	(19,485)
Comprehensive income (loss)	$27,859	$(9,271)	$42,481	$32,936

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30, 2023
Balance at beginning of period	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	52,421	—	52,421
Cash dividends declared - $0.39 per share	—	—	—	(6,609)	—	(6,609)
Other comprehensive loss	—	—	—	—	(19,485)	(19,485)
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Issuance of stock related to stock-based awards, net of 26,872 shares for cashless exercise and net of 15,769 shares for taxes	40,720	40	(433)	—	—	(393)
Repurchases of common stock	(467,475)	(467)	(11,393)	—	—	(11,860)
Stock-based compensation	—	—	1,625	—	—	1,625
Balance at end of period	16,600,442	$16,600	$102,633	$337,076	$(84,593)	$371,716

Nine Months Ended September 30, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	33,220	—	33,220
Cash dividends declared - $0.41 per share	—	—	—	(6,702)	—	(6,702)
Other comprehensive income	—	—	—	—	9,261	9,261
Issuance of stock related to stock-based awards, net of 7,213 shares for cashless exercise and net of 4,675 shares for taxes	23,327	23	(155)	—	—	(132)
Repurchases of common stock	(53,799)	(54)	(1,286)	—	—	(1,340)
Stock-based compensation	—	—	1,701	—	—	1,701
Balance at end of period	16,386,627	$16,386	$97,367	$371,782	$(42,413)	$443,122

Three Months Ended September 30, 2023
Balance at beginning of period	16,952,072	$16,952	$111,133	$325,772	$(61,828)	$392,029
Net income	—	—	—	13,494	—	13,494
Cash dividends declared - $0.13 per share	—	—	—	(2,190)	—	(2,190)
Other comprehensive loss	—	—	—	—	(22,765)	(22,765)
Issuance of stock related to stock-based awards, net of 2,732 shares for cashless exercise and net of 1,877 shares for taxes	2,891	2	(53)	—	—	(51)
Repurchases of common stock	(354,521)	(354)	(8,958)	—	—	(9,312)
Stock-based compensation	—	—	511	—	—	511
Balance at end of period	16,600,442	$16,600	$102,633	$337,076	$(84,593)	$371,716

Three Months Ended September 30, 2024
Balance at beginning of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985
Net income	—	—	—	11,212	—	11,212
Cash dividends declared - $0.14 per share	—	—	—	(2,285)	—	(2,285)
Other comprehensive income	—	—	—	—	16,647	16,647
Issuance of stock related to stock-based awards, net of 3,162 shares for cashless exercise	2,606	2	(2)	—	—	—
Repurchases of common stock	(40,000)	(40)	(960)	—	—	(1,000)
Stock-based compensation	—	—	563	—	—	563
Balance at end of period	16,386,627	$16,386	$97,367	$371,782	$(42,413)	$443,122

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$33,220	$52,421
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,100	4,010
Provision for foreclosed asset losses	—	97
Depreciation and amortization	4,913	4,784
Accretion and amortization	2,095	2,731
Other gains, net	(2)	(248)
Gain on sale of subsidiary	—	(33,778)
Loss on sale of securities	—	3,409
Net gain on sales of loans	(8,157)	(9,077)
Proceeds from sales of loans held for sale	235,525	279,993
Loans originated for sale	(224,947)	(261,936)
Deferred income tax expense	(1,938)	128
Earnings on bank-owned life insurance	(1,145)	(930)
Stock-based compensation	1,701	1,625
Change in valuation of mortgage servicing rights	2,685	875
Net change in:
Accrued interest receivable and other assets	4,607	(4,744)
Accrued expenses and other liabilities	3,552	12,619
Net cash provided by operating activities	55,209	51,979

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(299,849)	—
Sales	—	52,828
Maturities, prepayments, and calls	328,763	31,930
Loan originations and principal collections, net	(27,239)	(247,869)
Purchases of premises and equipment	(2,325)	(4,682)
Proceeds from sales of premises and equipment	69	939
Proceeds from sale of subsidiary	—	36,080
Proceeds from sales of foreclosed assets	1,348	1,014
Net cash provided by (used in) investing activities	767	(129,760)

Cash flows from financing activities:
Net change in deposits	93,207	214,184
Payments to tax authorities for stock-based compensation	(132)	(393)
Cash dividends paid on common stock	(6,702)	(6,609)
Payments to repurchase common stock	(1,340)	(11,860)
Net cash provided by financing activities	85,033	195,322

Net change in cash and cash equivalents	141,009	117,541
Beginning cash and cash equivalents	330,158	234,883
Ending cash and cash equivalents	$471,167	$352,424

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$71,479	$49,406
Income taxes paid	8,321	16,231
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$1,407	$1,012
Premises and equipment transferred to other real estate owned	—	172
Additions to mortgage servicing rights	689	1,150

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of September 30, 2024:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

On April 1, 2023, SPFI entered into a Securities Purchase Agreement (“Agreement”) with Alliant Insurance Services, Inc. (“Alliant”), providing for the sale of Windmark Insurance Agency, Inc. (“Windmark”), City Bank’s wholly-owned subsidiary, through a sale of all of the outstanding shares of capital stock of Windmark to Alliant. The transaction was consummated on April 1, 2023. Pursuant to the terms and subject to the conditions of the Agreement, SPFI received an aggregate purchase price of $36.1 million in exchange for Windmark’s common shares, representing a pre-tax gain of $33.8 million through the nine months ended September 30, 2023. This transaction did not meet the criteria for discontinued operations reporting.

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 15, 2024 (the “2023 Annual Report on Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose information about reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material effect on the Company’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a material effect on the Company’s financial statements.

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Available for sale:
State and municipal	$200,215	$2	$(19,293)	$—	$180,924
Residential mortgage-backed securities	328,928	—	(41,183)	—	287,745
Commercial mortgage-backed securities	46,932	—	(4,637)	—	42,295
Commercial collateralized mortgage obligations	69,027	—	(142)	—	68,885
Asset-backed and other amortizing securities	16,858	—	(1,003)	—	15,855
Other securities	12,000	—	(815)	—	11,185
	$673,960	$2	$(67,073)	$—	$606,889

December 31, 2023
Available for sale:
State and municipal	$202,814	$2	$(22,241)	$—	$180,575
Residential mortgage-backed securities	351,251	—	(50,547)	—	300,704
Commercial mortgage-backed securities	47,898	—	(6,150)	—	41,748
Commercial collateralized mortgage obligations	72,391	—	(461)	—	71,930
Asset-backed and other amortizing securities	18,476	—	(1,436)	—	17,040
Other securities	12,000	—	(1,235)	—	10,765
	$704,830	$2	$(82,070)	$—	$622,762

The amortized cost and estimated fair value of securities at September 30, 2024 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$2,541	$2,521
After 1 year through 5 years	4,521	4,427
After 5 years through 10 years	15,801	14,963
After 10 years	189,352	170,198
Declining-balance securities	461,745	414,780
	$673,960	$606,889

At both September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $282.9 million and $438.9 million at September 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
State and municipal	$283	$3	$178,648	$19,290	$178,931	$19,293
Residential mortgage-backed securities	—	—	287,736	41,183	287,736	41,183
Commercial mortgage-backed securities	—	—	42,296	4,637	42,296	4,637
Commercial collateralized mortgage obligations	30,337	28	38,548	114	68,885	142
Asset-backed and other amortizing securities	—	—	15,855	1,003	15,855	1,003
Other securities	—	—	11,185	815	11,185	815
	$30,620	$31	$574,268	$67,042	$604,888	$67,073

December 31, 2023
State and municipal	$207	$—	$177,908	$22,241	$178,115	$22,241
Residential mortgage-backed securities	9	—	300,695	50,547	300,704	50,547
Commercial mortgage-backed securities	—	—	41,748	6,150	41,748	6,150
Commercial collateralized mortgage obligations	—	—	71,930	461	71,930	461
Asset-backed and other amortizing securities	—	—	17,040	1,436	17,040	1,436
Other securities	3,286	214	7,479	1,021	10,765	1,235
	$3,502	$214	$616,800	$81,856	$620,302	$82,070

There were 141 securities with an unrealized loss at September 30, 2024, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	September 30, 2024	December 31, 2023
Commercial real estate	$1,120,447	$1,081,056
Commercial - specialized	406,255	372,376
Commercial - general	526,448	517,361
Consumer:
1-4 family residential	562,401	534,731
Auto loans	253,509	305,271
Other consumer	65,789	74,168
Construction	102,526	129,190
	3,037,375	3,014,153
Allowance for credit losses on loans	(42,886)	(42,356)
Loans, net	$2,994,489	$2,971,797

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.22 billion at September 30, 2024, and $1.21 billion at December 31, 2023.

The ACL for loans was $42.9 million at September 30, 2024, compared to $42.4 million at December 31, 2023. The ratio of ACL for loans to loans held for investment was 1.41% at September 30, 2024 and 1.41% at December 31, 2023.

The following tables detail the activity in the ACL for loans  for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2024
Commercial real estate	$15,593	$290	$—	$41	$15,924
Commercial - specialized	4,736	149	—	22	4,907
Commercial - general	6,841	(373)	(78)	10	6,400
Consumer:
1-4 family residential	9,702	(143)	(3)	2	9,558
Auto loans	3,287	30	(296)	39	3,060
Other consumer	974	294	(364)	55	959
Construction	2,040	353	(315)	—	2,078
	$43,173	$600	$(1,056)	$169	$42,886

For the three months ended September 30, 2023
Commercial real estate	$14,501	$444	$—	$—	$14,945
Commercial - specialized	4,154	(270)	(11)	70	3,943
Commercial - general	7,637	(1,255)	(44)	32	6,370
Consumer:
1-4 family residential	8,851	138	(1)	2	8,990
Auto loans	3,900	(3)	(173)	62	3,786
Other consumer	1,107	214	(335)	36	1,022
Construction	2,987	32	—	—	3,019
	$43,137	$(700)	$(564)	$202	$42,075

For the nine months ended September 30, 2024
Commercial real estate	$15,808	$160	$(86)	$42	$15,924
Commercial - specialized	4,020	821	—	66	4,907
Commercial - general	6,391	747	(798)	60	6,400
Consumer:
1-4 family residential	9,177	551	(175)	5	9,558
Auto loans	3,601	129	(786)	116	3,060
Other consumer	968	730	(895)	156	959
Construction	2,391	2	(315)	—	2,078
	$42,356	$3,140	$(3,055)	$445	$42,886

(1) For the three and nine months ended September 30, 2024 the provision for credit loss of $495 thousand and $3.1 million, respectively, on the Consolidated Statement of Comprehensive Income (Loss) includes a provision for credit losses on loans of $600 thousand and $3.1 million, respectively, and a provision for off-balance sheet credit exposures of $(105) thousand and $(40) thousand, respectively. For the three months ended September 30, 2023, the $(700) thousand provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $(700) thousand provision for credit losses on loans and no provision for off-balance sheet credit exposures.

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

The increase in the provision for credit losses during the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to a decrease of $1.3 million in specific reserves during the three months ended September 30, 2023. The provision increased during the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to a larger growth in loans during the 2023 period compared to the 2024 period.

The following tables show the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
September 30, 2024
Commercial real estate	$—	$20,029	$—	$20,029	$565
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,441	—	1,441	—
	$—	$21,470	$—	$21,470	$565

December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	353	691	—	1,044	142
Consumer:
1-4 family residential	—	362	—	362	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	218	—	218	—
	$353	$1,271	$—	$1,624	$142

The tables below provide an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
September 30, 2024
Commercial real estate	$199	$43	$20,029	$—
Commercial - specialized	240	39	119	—
Commercial - general	401	143	266	—
Consumer:
1-4 Family residential	2,727	1,569	693	—
Auto loans	651	110	—	—
Other consumer	1,100	216	25	—
Construction	96	—	1,442	1,442
	$5,414	$2,120	$22,574	$1,442

December 31, 2023
Commercial real estate	$499	$86	$—	$—
Commercial - specialized	521	—	213	—
Commercial - general	1,316	296	953	—
Consumer:
1-4 Family residential	793	1,390	1,828	362
Auto loans	1,208	60	—	—
Other consumer	1,134	103	30	—
Construction	759	—	218	218
	$6,230	$1,935	$3,242	$580

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three and nine months ended September 30, 2024 and 2023 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2024 and December 31, 2023.

				Term Loans
			Amortized Cost Basis by Origination Year
			September 30, 2024
(Dollars in thousands)
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$86,699	$258,236	$329,367	$129,343	$46,957	$191,480	$8,575	$1,050,657
Special mention	—	—	—	32,444	445	5,522	483	38,894
Substandard	—	—	76	28,837	1,663	320	—	30,896
Total commercial real estate loans	$86,699	$258,236	$329,443	$190,624	$49,065	$197,322	$9,058	$1,120,447
Year-to-date gross charge-offs	$—	$—	$64	$—	$—	$22	$—	$86

Commercial - specialized
Pass	$109,932	$61,117	$44,466	$45,753	$18,114	$29,493	$94,890	$403,765
Special mention	213	—	1,699	—	—	—	—	1,912
Substandard	95	—	25	4	310	144	—	578
Total commercial - specialized loans	$110,240	$61,117	$46,190	$45,757	$18,424	$29,637	$94,890	$406,255
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$66,836	$81,786	$110,723	$70,953	$30,296	$83,441	$72,030	$516,065
Special mention	—	—	966	808	—	—	—	1,774
Substandard	—	183	2,460	4,545	49	1,119	253	8,609
Total commercial - general loans	$66,836	$81,969	$114,149	$76,306	$30,345	$84,560	$72,283	$526,448
Year-to-date gross charge-offs	$—	$186	$564	$10	$—	$38	$—	$798

Consumer 1-4 family residential
Pass	$67,699	$100,414	$157,031	$98,989	$46,582	$74,939	$5,520	$551,174
Special mention	—	—	—	—	—	—	—	—
Substandard	—	722	928	793	433	8,351	—	11,227
Total consumer 1-4 family residential loans	$67,699	$101,136	$157,959	$99,782	$47,015	$83,290	$5,520	$562,401
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$3	$—	$175

Consumer auto loans
Pass	$43,319	$79,897	$86,894	$30,819	$9,211	$2,918	$—	$253,058
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	142	245	27	37	—	451
Total consumer auto loans	$43,319	$79,897	$87,036	$31,064	$9,238	$2,955	$—	$253,509
Year-to-date gross charge-offs	$17	$292	$303	$125	$25	$24	$—	$786

Consumer other consumer
Pass	$17,271	$15,455	$17,224	$6,353	$1,774	$6,051	$1,525	$65,653
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	50	36	5	43	2	136
Total consumer other consumer loans	$17,271	$15,455	$17,274	$6,389	$1,779	$6,094	$1,527	$65,789
Year-to-date gross charge-offs (1)	$308	$215	$187	$43	$29	$113	$—	$895

Construction
Pass	$49,387	$38,961	$7,553	$960	$—	$—	$3,307	$100,168
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,056	481	821	—	—	—	2,358
Total construction loans	$49,387	$40,017	$8,034	$1,781	$—	$—	$3,307	$102,526
Year-to-date gross charge-offs	$—	$315	$—	$—	$—	$—	$—	$315

(1)	Includes $306 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

			Term Loans
			Amortized Cost Basis by Origination Year December 31, 2023
(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial real estate
Pass	$254,766	$324,601	$189,211	$50,660	$47,988	$174,859	$3,842	$1,045,927
Special mention	—	—	—	11,677	—	—	—	11,677
Substandard	—	82	21,152	1,699	149	370	—	23,452
Total commercial real estate loans	$254,766	$324,683	$210,363	$64,036	$48,137	$175,229	$3,842	$1,081,056
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$117,912	$56,152	$57,839	$19,883	$10,376	$22,758	$83,368	$368,288
Special mention	—	2,938	—	—	—	—	300	3,238
Substandard	—	105	196	393	19	137	—	850
Total commercial - specialized loans	$117,912	$59,195	$58,035	$20,276	$10,395	$22,895	$83,668	$372,376
Year-to-date gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Commercial - general
Pass	$88,911	$128,627	$90,957	$35,794	$45,660	$68,990	$44,131	$503,070
Special mention	—	—	—	—	—	1,565	250	1,815
Substandard	201	2,930	4,676	227	2,749	1,442	251	12,476
Total commercial - general loans	$89,112	$131,557	$95,633	$36,021	$48,409	$71,997	$44,632	$517,361
Year-to-date gross charge-offs	$—	$47	$50	$33	$18	$321	$—	$469

Consumer 1-4 family residential
Pass	$113,897	$156,549	$106,619	$51,940	$31,345	$56,666	$3,770	$520,786
Special mention	—	—	—	—	—	—	—	—
Substandard	376	382	4,238	708	3,758	4,483	—	13,945
Total consumer 1-4 family residential loans	$114,273	$156,931	$110,857	$52,648	$35,103	$61,149	$3,770	$534,731
Year-to-date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Consumer auto loans
Pass	$106,149	$124,588	$48,686	$16,524	$6,812	$1,935	$—	$304,694
Special mention	—	—	—	—	—	—	—	—
Substandard	16	189	199	60	81	32	—	577
Total consumer auto loans	$106,165	$124,777	$48,885	$16,584	$6,893	$1,967	$—	$305,271
Year-to-date gross charge-offs	$113	$377	$254	$14	$49	$81	$—	$888

Consumer other consumer
Pass	$23,719	$26,899	$10,198	$3,190	$2,539	$6,107	$1,364	$74,016
Special mention	—	—	—	—	—	—	—	—
Substandard	—	13	44	10	—	84	1	152
Total consumer other consumer loans	$23,719	$26,912	$10,242	$3,200	$2,539	$6,191	$1,365	$74,168
Year-to-date gross charge-offs (1)	$624	$244	$88	$32	$72	$80	$—	$1,140

Construction
Pass	$61,903	$53,930	$5,511	$331	$—	$—	$6,250	$127,925
Special mention	131	—	820	—	—	—	—	951
Substandard	—	314	—	—	—	—	—	314
Total construction loans	$62,034	$54,244	$6,331	$331	$—	$—	$6,250	$129,190
Year-to-date gross charge-offs	$48	$—	$271	$—	$—	$—	$—	$319

(1)	Includes $574 thousand in charged-off demand deposit overdrafts reported as 2023 originations.
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

The following tables present the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Commercial real estate	$74	$—	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	—	—	—	—	—	—	—	0.00%
Commercial - general	—	—	—	11	—	—	—	0.00%
Consumer:
1-4 family	263	—	—	—	—	—	—	0.05%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	820	1,538	—	—	—	2.30%
	$337	$—	$820	$1,549	$—	$—	$—	0.09%
Three Months Ended September 30, 2023
Commercial real estate	$—	$2,112	$—	$36	$—	$—	$—	0.21%
Commercial - specialized	—	—	—	—	692	—	—	0.19%
Commercial - general	33	327	—	5	—	—	—	0.07%
Consumer:
1-4 family	183	—	—	—	251	—	8	0.08%
Auto loans	79	—	—	—	—	—	—	0.02%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	1,816	—	306	—	—	—	1.53%
	$295	$4,255	$—	$347	$943	$—	$8	0.20%
Nine Months Ended September 30, 2024
Commercial real estate	$74	$67	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	—	0.00%
Commercial - general	—	441	—	11	35	—	—	0.09%
Consumer:
1-4 family	263	—	—	—	—	—	—	0.05%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	820	1,538	—	—	—	2.30%
	$352	$508	$820	$1,549	$35	$—	$—	0.11%
Nine Months Ended September 30, 2023
Commercial real estate	$—	$2,112	$—	$132	$—	$—	$—	0.21%
Commercial - specialized	118	690	—	82	692	—	—	0.43%
Commercial - general	33	5,053	—	458	113	—	39	1.11%
Consumer:
1-4 family	190	391	—	—	251	—	21	0.16%
Auto loans	79	39	—	—	—	—	—	0.04%
Other consumer	—	—	—	—	—	13	—	0.02%
Construction	—	3,002	—	306	—	—	—	2.39%
	$420	$11,287	$—	$978	$1,056	$13	$60	0.46%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended September 30, 2024
Commercial real estate	$—	0.00%	—
Commercial - specialized	—	0.00%	—
Commercial - general	—	0.00%	3
Consumer:
1-4 Family residential	—	0.00%	—
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	4.25%	6
	$—	4.25%	6
Three Months Ended September 30, 2023
Commercial real estate	$—	0.00%	4
Commercial - specialized	—	0.86%	61
Commercial - general	—	0.00%	7
Consumer:
1-4 Family residential	—	0.64%	5
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	0.00%	6
	$—	0.80%	12
Nine Months Ended September 30, 2024
Commercial real estate	$—	0.00%	12
Commercial - specialized	—	0.00%	—
Commercial - general	—	1.75%	15
Consumer:
1-4 Family residential	—	0.00%	—
Auto loans	—	0.00%	—
Other consumer	—	0.00%	—
Construction	—	4.25%	6
	$—	4.15%	8
Nine Months Ended September 30, 2023
Commercial real estate	$—	0.00%	5
Commercial - specialized	—	0.86%	31
Commercial - general	—	1.81%	66
Consumer:
1-4 Family residential	—	0.62%	5
Auto loans	—	0.00%	6
Other consumer	—	4.75%	—
Construction	—	0.00%	5
	$—	0.98%	34

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2024
Commercial real estate	$2,220	$—	$—	$—
Commercial - specialized	—	—	—	14
Commercial - general	969	—	—	80
Consumer:
1-4 Family residential	762	—	21	—
Auto loans	49	—	—	—
Other consumer	—	—	—	—
Construction	1,240	96	—	1,442
	$5,240	$96	$21	$1,536

During the three and nine months ended September 30, 2023, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.

During the three and nine months ended September 30, 2024, the Company had $32 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.  Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.
4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at September 30, 2024 and December 31, 2023, respectively.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	September 30, 2024	December 31, 2023
Amortized intangible assets
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,797)	(4,250)
Other intangible assets, net	$1,882	$2,429

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$26,426	$26,658	$26,569	$27,474
Additions	207	416	689	1,150
Valuation adjustment	(2,060)	675	(2,685)	(875)
Ending balance	$24,573	$27,749	$24,573	$27,749

	September 30,	December 31,
	2024	2023
Mortgage loans serviced for others	$1,928,087	$2,001,476
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.27%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	September 30,	December 31,
	2024	2023
Weighted average constant prepayment rate	8.60%	7.46%
Weighted average discount rate	10.17%	10.66%
Weighted average life in years	7.70	8.09

6.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate periods, these notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated debt notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. These notes have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, these notes will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 438 basis points. These notes pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of September 30, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $186 thousand of remaining debt issuance costs for a total balance of $63.9 million. As of December 31, 2023, the total amount of subordinated notes outstanding was $64.1 million less approximately $325 thousand of remaining debt issuance costs for a total balance of $63.8 million.

Notes Payable and Other Borrowings
As of September 30, 2024 and December 31, 2023, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 4,919,509 at September 30, 2024. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2024
Outstanding at beginning of year:	1,280,858	$16.91		$21,786
Granted	32,465	29.32		149
Exercised	(11,737)	17.79		(189)
Forfeited	—	—		—
Expired	—	—		—

Balance at end of period	1,301,586	$17.21	4.48	$21,746

Exercisable at end of period	1,182,975	$16.37	4.14	$20,761

Vested at end of period	1,182,975	$16.37	4.14	$20,761

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	40.45%	39.13% to 39.68%
Expected dividend yield	1.80%	1.74% to 1.90%
Expected term (years)	6.1	6.1 to 6.3
Risk-free interest rate	3.94%	3.91% to 3.98%
Weighted average grant date fair value	$11.10	$10.26

The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $134 thousand and $439 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2024
Outstanding at beginning of year:	125,917	$26.58
Granted	89,103	26.56
Vested	(23,478)	27.38
Forfeited	(3,647)	24.54

Balance at end of period	187,895	$26.51

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the nine months ended September 30, 2024 and 2023 was $643 thousand and $931 thousand, respectively.

For the three months ended September 30, 2024 and 2023 the Company recorded stock-based compensation expense related to the Plan of $563 thousand and $511 thousand, respectively. The Company recorded stock-based compensation expense related to the Plan of $1.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2024 was $3.8 million and will be recognized over a weighted average remaining period of 1.67 years.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	September 30, 2024	December 31, 2023
Commitments to grant loans and unfunded commitments under lines of credit	$545,480	$598,800
Standby letters of credit	16,309	11,503

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At  September 30, 2024 there were FHLB letters of credit outstanding of $75.0 million. There were no FHLB letters of credit outstanding at December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024 and December 31, 2023, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2024 and December 31, 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2024 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$617,052	17.61%	$367,876	10.50%	N/A	N/A
City Bank	511,744	14.61%	367,822	10.50%	$350,307	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	509,338	14.54%	297,804	8.50%	N/A	N/A
City Bank	467,956	13.36%	297,761	8.50%	280,245	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	464,338	13.25%	245,251	7.00%	N/A	N/A
City Bank	467,956	13.36%	245,215	7.00%	227,699	6.50%

Tier 1 Capital to Average Assets:
Consolidated	509,338	11.76%	174,049	4.00%	N/A	N/A
City Bank	467,956	10.81%	174,015	4.00%	216,459	5.00%

December 31, 2023
Total Capital to Risk Weighted Assets:
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
City Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
City Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
City Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%

Tier 1 Capital to Average Assets:
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
City Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2024.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

10.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset-liability management strategy to help manage its interest rate risk position. These interest rate swaps are designated and qualify as fair value hedges and are entered into to reduce exposure to changes in fair value of fixed rate financial instruments. The notional amounts of the interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and the other terms of the individual interest rate swap agreements.

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
Interest Rate Contracts	Location	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(4,409)	$2,265
Change in fair value of hedged investment securities	Other noninterest expense	4,196	(2,091)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$(179)	$23
Change in fair value of hedged fixed rate loans	Interest income - Loans	168	(22)

		Nine Months Ended
		September 30,
Interest Rate Contracts	Location	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(3,545)	$1,455
Change in fair value of hedged investment securities	Other noninterest expense	3,274	(1,320)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$26	$49
Change in fair value of hedged fixed rate loans	Interest income - Loans	52	(47)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$987	$10
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$11,803	$174	$7,796	$158
Interest rate swaps related to state and municipal securities	123,760	13,083	123,760	16,628

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
	Location	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(25)	$(137)

		Nine Months Ended
		September 30,
	Location	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$219	$(48)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$—	$—
Interest rate lock commitments	21,865	343	16,887	444

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$22,166	$102	$19,021	$422

The Company had received cash collateral of $13.7 million and $18.3 million to offset asset derivative positions on its interest rate swaps at September 30, 2024 and December 31, 2023, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at September 30, 2024 and December 31, 2023, respectively. Additionally, the Company had advanced $440 thousand on its mortgage forward contracts at September 30, 2024 and December 31, 2023, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$11,212	$13,494	$33,220	$52,421

Weighted average common shares outstanding - basic	16,386,079	16,842,594	16,413,685	16,978,499
Effect of dilutive securities:
Stock-based compensation awards	670,880	511,588	565,753	462,402
Weighted average common shares outstanding - diluted	17,056,959	17,354,182	16,979,438	17,440,901

Basic earnings per share	$0.68	$0.80	$2.02	$3.09
Diluted earnings per share	$0.66	$0.78	$1.96	$3.01

12.  FAIR VALUE DISCLOSURES

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are: (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,924	$—	$180,924
Residential mortgage-backed securities	—	287,745	—	287,745
Commercial mortgage-backed securities	—	42,295	—	42,295
Commercial collateralized mortgage obligations	—	68,885	—	68,885
Asset-backed and other amortizing securities	—	15,855	—	15,855
Other securities	—	11,185	—	11,185
Loans held for sale (mandatory)	—	9,490	—	9,490
Mortgage servicing rights	—	—	24,573	24,573
Asset derivatives	—	13,600	—	13,600
Liability derivatives	—	(102)	—	(102)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,905	20,905

December 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,575	$—	$180,575
Residential mortgage-backed securities	—	300,704	—	300,704
Commercial mortgage-backed securities	—	41,748	—	41,748
Commercial collateralized mortgage obligations	—	71,930	—	71,930
Asset-backed and other amortizing securities	—	17,040	—	17,040
Other securities	—	10,765	—	10,765
Loans held for sale (mandatory)	—	6,615	—	6,615
Mortgage servicing rights	—	—	26,569	26,569
Asset derivatives	—	17,230	—	17,230
Liability derivatives	—	(432)	—	(432)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,482	1,482

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for the three and nine months ended September 30, 2024 and 2023.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At September 30, 2024 and December 31, 2023 the aggregate fair value of loans held for sale for mandatory delivery was $9.5 million and $6.6 million, respectively. The aggregate unpaid principal balance as of the same dates was $9.3 million and $6.4 million, respectively, representing differences between fair value and unpaid principal balance of $216 thousand and $190 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of September 30, 2024 and December 31, 2023.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income (Loss). For the three months ended September 30, 2024 and 2023 the net (gain) loss amount totaled $94 thousand and $330 thousand, respectively. For the nine months ended September 30, 2024 and 2023 the net (gain) loss amount totaled $(246) thousand and $78 thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2024
Non-recurring:
Loans held for investment	$20,905	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	24,573	Discounted cash flows	Constant prepayment rate	8.60%
			Discount rate	10.17%

December 31, 2023
Non-recurring:
Loans held for investment	$1,482	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,569	Discounted cash flows	Constant prepayment rate	7.46%
			Discount rate	10.66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2024
Financial assets:
Cash and cash equivalents	$471,167	$471,167	$—	$—	$471,167
Loans held for investment, net	2,994,489	—	—	2,903,905	2,903,905
Loans held for sale (best efforts)	1,899	—	1,945	—	1,945
Accrued interest receivable	19,155	—	19,155	—	19,155
Financial liabilities:
Deposits	3,719,360	—	3,719,388	—	3,719,388
Accrued interest payable	4,603	—	4,603	—	4,603
Junior subordinated deferrable interest debentures	46,393	—	33,740	—	33,740
Subordinated debt	63,914	—	59,174	—	59,174

December 31, 2023
Financial assets:
Cash and cash equivalents	$330,158	$330,158	$—	$—	$330,158
Loans held for investment, net	2,971,797	—	—	2,848,536	2,848,536
Loans held for sale (best efforts)	7,884	—	7,977	—	7,977
Accrued interest receivable	20,881	—	20,881	—	20,881
Financial liabilities:
Deposits	3,626,153	—	3,625,321	—	3,625,321
Accrued interest payable	5,057	—	5,057	—	5,057
Junior subordinated deferrable interest debentures	46,393	—	33,098	—	33,098
Subordinated debt	63,775	—	57,497	—	57,497

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

Corrected Consolidated Statement of Cash Flows for Nine Months Ended September 30, 2023 (in thousands):

	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$339,220	$(59,227)	$279,993
Loans originated for sale	$(321,163)	$59,227	$(261,936)

14.  SUBSEQUENT EVENTS

Dividend Declaration

On October 16, 2024, the Company declared a cash dividend of $0.15 per share of common stock to be paid on November 12, 2024 to all shareholders of record as of October 28, 2024.

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
●
the impacts related to or resulting from bank failures and any uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;

●	increased competition for deposits and related changes in deposit customer behavior;
●	the resurgence of elevated levels of inflation or inflationary pressures, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
●	the adequacy of the allowance for credit losses;
●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	high concentrations of loans secured by real estate located in our market areas;
●	risks associated with our commercial loan portfolio, including the risk of declines in commercial real estate prices or deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●
interest rate fluctuations, whether due to the current elevated interest rate environment or future reductions in interest rates, which could negatively impact the pricing of our loans and deposits and decrease our net interest income or net interest margin;

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

●	the impact of changes in U.S. presidential administrations or Congress;
●	uncertainty regarding United States fiscal debt, deficit, and budget matters;
●	tariffs and trade barriers;
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

Results of Operations

We had net income of $11.2 million, or $0.66 per diluted common share, for the three months ended September 30, 2024, compared to net income of $13.5 million, or $0.78 per diluted common share for the three months ended September 30, 2023. Return on average equity (annualized) was 10.36% and return on average assets (annualized) was 1.05% for the three months ended September 30, 2024, compared to 14.01% and 1.27%, respectively, for the three months ended September 30, 2023.

We had net income of $33.2 million, or $1.96 per diluted common share for the nine months ended September 30, 2024, compared to net income of $52.4 million, or $3.01 per diluted common share for the nine months ended September 30, 2023. Return on average equity (annualized) was 10.63% and return on average assets (annualized) was 1.05% for the nine months ended September 30, 2024, compared to 18.70% and 1.73%, respectively, for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,069,900	$51,513	6.68%	$3,005,699	$46,250	6.10%
Investment securities – taxable	524,641	5,300	4.02	561,068	5,422	3.83
Investment securities – non-taxable	154,806	1,016	2.61	159,577	1,054	2.62
Other interest-earning assets(2)	336,887	4,032	4.76	325,201	4,031	4.92
Total interest-earning assets	4,086,234	61,861	6.02	4,051,545	56,757	5.56
Noninterest-earning assets	172,922			177,216
Total assets	$4,259,156			$4,228,761

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,247,299	$18,143	3.21%	$2,223,014	$16,061	2.87%
Time deposits	431,307	4,510	4.16	344,395	2,904	3.35
Short-term borrowings	3	—	0.00	3	—	0.00
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	63,891	835	5.20	76,077	1,012	5.28
Junior subordinated deferrable interest debentures	46,393	858	7.36	46,393	862	7.37
Total interest-bearing liabilities	$2,788,893	$24,346	3.47%	$2,689,882	$20,839	3.07%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$976,048			$1,071,175
Other liabilities	63,661			85,713
Total noninterest-bearing liabilities	1,039,709			1,156,888
Stockholders’ equity	430,554			381,991
Total liabilities and stockholders’ equity	$4,259,156			$4,228,761

Net interest income		$37,515			$35,918
Net interest spread			2.55%			2.48%
Net interest margin(3)			3.65%			3.52%

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,055,679	$151,031	6.60%	$2,892,887	$128,724	5.95%
Investment securities – taxable	537,425	16,096	4.00	574,159	16,027	3.73
Investment securities – non-taxable	155,489	3,062	2.63	194,492	3,870	2.66
Other interest-earning assets(2)	287,192	10,052	4.68	212,384	7,010	4.41
Total interest-earning assets	4,035,785	180,241	5.97	3,873,922	155,631	5.37
Noninterest-earning assets	176,230			183,149
Total assets	$4,212,015			$4,057,071

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,251,569	$53,792	3.19%	$2,090,250	$38,529	2.46%
Time deposits	399,646	12,153	4.06	309,250	6,239	2.70
Short-term borrowings	3	—	0.00	111	5	6.02
Notes payable & other longer-term borrowings	—	—	0.00	—	—	0.00
Subordinated debt securities	63,845	2,505	5.24	76,031	3,037	5.34
Junior subordinated deferrable interest debentures	46,393	2,575	7.41	46,393	2,402	6.92
Total interest-bearing liabilities	$2,761,456	$71,025	3.44%	$2,522,035	$50,212	2.66%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$964,829			$1,085,345
Other liabilities	68,458			74,865
Total noninterest-bearing liabilities	1,033,287			1,160,210
Shareholders’ equity	417,272			374,826
Total liabilities and shareholders’ equity	$4,212,015			$4,057,071

Net interest income		$109,216			$105,419
Net interest spread			2.53%			2.71%
Net interest margin(3)			3.61%			3.64%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
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

	Three Months Ended September 30,
	2024 over 2023
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$988	$4,275	$5,263
Investment securities – taxable	(352)	230	(122)
Investment securities – non-taxable	(32)	(6)	(38)
Other interest-earning assets	145	(144)	1
Total increase (decrease) in interest income	749	4,355	5,104

Interest-bearing liabilities:
NOW, Savings, MMDAs	175	1,907	2,082
Time deposits	733	873	1,606
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt securities	(162)	(15)	(177)
Junior subordinated deferrable interest debentures	—	(4)	(4)
Total increase (decrease) interest expense:	746	2,761	3,507

Increase (decrease) in net interest income	$3	$1,594	$1,597

	Nine Months Ended September 30,
	2024 over 2023
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$7,244	$15,063	$22,307
Investment securities – taxable	(1,025)	1,094	69
Investment securities – non-taxable	(776)	(32)	(808)
Other interest-earning assets	2,469	573	3,042
Total increase (decrease) in interest income	7,912	16,698	24,610

Interest-bearing liabilities:
NOW, Savings, MMDAs	2,974	12,289	15,263
Time deposits	1,824	4,090	5,914
Short-term borrowings	(5)	—	(5)
Notes payable & other borrowings	—	—	—
Subordinated debt securities	(487)	(45)	(532)
Junior subordinated deferrable interest debentures	—	173	173
Total increase (decrease) interest expense:	4,306	16,507	20,813

Increase (decrease) in net interest income	$3,606	$191	$3,797

Net interest income for the three months ended September 30, 2024 was $37.3 million, compared to $35.7 million for the three months ended September 30, 2023, an increase of $1.6 million, or 4.5%, and was comprised of an increase of $5.1 million in interest income, partially offset by an increase of $3.5 million in interest expense. The growth in interest income was primarily attributable to an increase of $5.3 million in loan interest income from growth of $64.2 million in average loans outstanding and an increase of 58 basis points in the yield on loans. The $3.5 million increase in interest expense was primarily related to an increase of $111.2 million in average interest-bearing deposits and a 40 basis point increase in the rate paid on interest-bearing deposits over the same period in 2023. Additionally, average noninterest-bearing demand deposits decreased $95.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, net interest margin and net interest spread were 3.65% and 2.55%, respectively, compared to 3.52% and 2.48%, respectively, for the same period in 2023, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the nine months ended September 30, 2024 was $108.6 million, compared to $104.6 million for the nine months ended September 30, 2023, an increase of $4.0 million, or 3.8%, and was comprised of an increase of $24.8 million in interest income, partially offset by an increase of $20.8 million in interest expense. The growth in interest income was attributable to increases of $22.3 million in loan interest income and $2.4 million in interest income from securities and other interest-earning assets. The increase in loan interest income was mainly due to growth of $162.8 million in average loans outstanding and an increase of 65 basis points in the yield on loans. The increase in interest income on securities and other interest-earning assets was primarily due to higher market interest rates. The $20.8 million increase in interest expense was primarily related to an increase of $251.7 million in average interest-bearing deposits and an 82 basis point increase in the rate paid on interest-bearing deposits over the same period in 2023. Additionally, average noninterest-bearing demand deposits decreased $120.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, net interest margin and net interest spread were 3.61% and 2.53%, respectively, compared to 3.64% and 2.71%, respectively, for the same period in 2023, which reflects the changes in interest income and interest expense discussed above.

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

The Company recorded a provision for credit losses of $495 thousand for the three months ended September 30, 2024, compared to a negative provision of $700 thousand for the three months ended September 30, 2023. The increase in provision of $1.2 million was largely attributable to a decrease of $1.3 million in specific reserves during the three months ended September 30, 2023.

The Company recorded a provision for credit losses for the nine months ended September 30, 2024 of $3.1 million, compared to $4.0 million for the nine months ended September 30, 2023. The decline in provision of $900 thousand was largely attributable to a decrease in loan growth, partially offset by an increase in net charge-offs for the nine months ended September 30, 2024, compared to the same period in 2023.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,023	$1,840	$183	$5,785	$5,286	$499
Income from insurance activities	28	30	(2)	92	1,478	(1,386)
Bank card services and interchange fees	3,302	3,157	145	10,415	10,156	259
Mortgage banking activities	1,890	4,602	(2,712)	9,232	12,146	(2,914)
Investment commissions	391	430	(39)	1,275	1,239	36
Fiduciary income	613	582	31	2,087	1,779	308
Gain on sale of subsidiary	—	290	(290)	—	33,778	(33,778)
Other income and fees(1)	2,388	1,346	1,042	5,867	4,218	1,649
Total noninterest income	$10,635	$12,277	$(1,642)	$34,753	$70,080	$(35,327)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, and other miscellaneous services.

Noninterest income for the three months ended September 30, 2024 was $10.6 million, compared to $12.3 million for the three months ended September 30, 2023, a decrease of $1.6 million, or 13.4%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $183 thousand, or 9.9%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily the result of treasury management initiatives taken to drive growth.

Mortgage banking activities - Income from mortgage banking activities decreased $2.7 million, or 58.9%, to $1.9 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023. This decrease was mainly the result of a decline of $2.7 million in the fair value adjustment of the mortgage servicing rights assets as interest rates that affect the value declined in the third quarter of 2024.

Gain on sale of subsidiary - A $33.5 million gain from the sale of Windmark Insurance Agency, Inc. (“Windmark”) was recorded in the second quarter of 2023 and an additional $290 thousand was recorded in the third quarter of 2023.

Other income and fees - The Company recognized $700 thousand in property insurance proceeds in the third quarter of 2024.

Noninterest income for the nine months ended September 30, 2024 was $34.8 million, compared to $70.1 million for the nine months ended September 30, 2023, a decrease of $35.3 million, or 50.4%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $499 thousand, or 9.4%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily the result of treasury management initiatives taken to drive growth.

Mortgage banking activities - Income from mortgage banking activities decreased $2.9 million, or 24.0%, to $9.2 million for the nine months ended September 30, 2024 from $12.1 million for the nine months ended September 30, 2023. This decrease was mainly the result of a decline of $1.8 million in the fair value adjustment of the mortgage servicing rights assets as interest rates that affect the value declined in the third quarter of 2024. Additionally, mortgage loan originations declined $37.0 million, or 14.1%, in the current year period as compared to the prior year period.

Gain on sale of subsidiary - A $33.8 million gain from the sale of Windmark was recorded in the second and third quarters of 2023.

Income from insurance activities - Due to the sale of Windmark in the second quarter of 2023, there was a decline of $1.4 million in income from insurance activities for the nine months ended September 30, 2024 as compared to the same period in 2023.

Other income and fees - The Company recognized $700 thousand in property insurance proceeds in the third quarter of 2024.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,767	$18,709	$58	$56,954	$61,400	$(4,446)
Occupancy expense, net	4,255	4,111	144	12,204	12,246	(42)
Professional services	1,807	1,560	247	5,028	4,924	104
Marketing and development	1,015	853	162	2,629	2,573	56
IT and data services	1,092	818	274	3,168	2,570	598
Bankcard expenses	1,500	1,451	49	4,413	4,119	294
Appraisal expenses	246	283	(37)	702	862	(160)
Loss on sale of securities	—	—	—	—	3,409	(3,409)
Other expenses(1)	4,446	3,704	742	12,532	12,246	286
Total noninterest expense	$33,128	$31,489	$1,639	$97,630	$104,349	$(6,719)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, supplies, and insurance.

Noninterest expense for the three months ended September 30, 2024 was $33.1 million compared to $31.5 million for the three months ended September 30, 2023, an increase of $1.6 million, or 5.2%. Significant changes in the components of noninterest expense are detailed below.

IT and data services - IT and data services increased $274 thousand, or 33.5%, from $818 thousand for the three months ended September 30, 2023 to $1.1 million for the three months ended September 30, 2024. The increase relates primarily to the Company’s cloud migration project.

Other expenses - Other expenses increased $742 thousand, or 20.0%, from $3.7 million for the three months ended September 30, 2023 to $4.4 million for the three months ended September 30, 2024. The largest increase in the compared periods was an increase of $388 thousand in the ineffective portion of fair value hedges. Additionally, there was also a $50 thousand loss on the disposal of fixed assets in the third quarter of 2024.

Noninterest expense for the nine months ended September 30, 2024 was $97.6 million, compared to $104.3 million for the nine months ended September 30, 2023, a decrease of $6.7 million, or 6.4%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $4.4 million, or 7.2%, from $61.4 million for the nine months ended September 30, 2023 to $57.0 million for the nine months ended September 30, 2024. This decrease was primarily driven by $4.3 million of Windmark transaction and related incentive-based compensation expenses incurred in the second quarter of 2023.

IT and data services - IT and data services increased $598 thousand, or 23.3%, from $2.6 million for the nine months ended September 30, 2023 to $3.2 million for the nine months ended September 30, 2023. The increase relates primarily to the Company’s cloud migration project.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023. This resulted in a loss on sale of $3.4 million.

Financial Condition

Our total assets increased $132.9 million, or 3.2%, to $4.34 billion at September 30, 2024, compared to $4.20 billion at December 31, 2023. Our gross loans held for investment increased $23.2 million, or 0.8%, to $3.04 billion at September 30, 2024, compared to $3.01 billion at December 31, 2023. Our securities portfolio decreased $15.9 million, or 2.5%, to $606.9 million at September 30, 2024, compared to $622.8 million at December 31, 2023. Total deposits increased $93.2 million, or 2.6%, to $3.72 billion at September 30, 2024, compared to $3.63 billion at December 31, 2023.

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

Loans held for investment increased $23.2 million, or 0.8%, to $3.04 billion at September 30, 2024, compared to $3.01 billion at December 31, 2023. The growth in loans remained relationship-focused and occurred primarily in direct-energy loans, seasonal agricultural-related loans, and single-family property loans, partially offset by decreases in consumer auto loans and residential construction loans.

The following table shows the contractual maturities of our loans held for investment portfolio at September 30, 2024:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$166,853	$562,267	$321,591	$69,736	$1,120,447
Commercial - specialized	135,099	145,207	75,653	50,296	406,255
Commercial - general	78,756	198,569	140,243	108,880	526,448
Consumer:
1-4 family residential	33,360	104,882	91,470	332,689	562,401
Auto loans	2,842	183,895	66,772	—	253,509
Other consumer	8,795	40,802	16,192	—	65,789
Construction	88,890	10,626	1,356	1,654	102,526
Total loans	$514,595	$1,246,248	$713,277	$563,255	$3,037,375

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of September 30, 2024:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$393,240	$560,354
Commercial - specialized	87,010	184,146
Commercial - general	162,500	285,192
Consumer:
1-4 family residential	330,520	198,521
Auto loans	250,667	—
Other consumer	56,994	—
Construction	7,528	6,108
Total loans	$1,288,459	$1,234,321

At September 30, 2024, there was $1.56 billion in adjustable rate loans, with $900.9 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $587.6 million will reprice immediately upon changes in the underlying index rate, with the remaining $313.3 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank. Further, there is $169.9 million of fixed rate loans that mature in the next twelve months as of September 30, 2024.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 72.8% of our loans were secured by real property as of September 30, 2024, compared to 72.7% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 40.2% of loans held for investment as of September 30, 2024 and represented 40.1% of loans held for investment as of December 31, 2023. Further, 97% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans increased $39.4 million, or 3.6%, to $1.12 billion as of September 30, 2024 from $1.08 billion as of December 31, 2023. The increase was primarily driven by an increase in multifamily property loans of $67.1 million and an increase in other commercial real estate loans of $24.0 million, partially offset by a decrease in commercial land development and construction loans of $51.9 million due to the completion of several large projects.

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

Commercial general loans increased $9.1 million, or 1.8%, to $526.4 million as of September 30, 2024 from $517.4 million as of December 31, 2023. The increase in commercial general loans was primarily due to increases in loans to companies in the services industry of $16.0 million, partially offset by a decrease of $4.5 million in restaurant and retail loans.

Commercial specialized loans increased $33.9 million, or 9.1%, to $406.3 million as of September 30, 2024 from $372.4 million as of December 31, 2023. This increase was primarily due to growth of $28.5 million in energy sector loans and $5.6 million in agricultural loans.

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

Consumer and other loans decreased $32.5 million, or 3.6%, to $881.7 million as of September 30, 2024, from $914.2 million as of December 31, 2023. The decrease in these loans was a result of declines of $51.8 million in consumer auto loans and $8.4 million in other consumer loans, partially offset by an increase of $27.7 million in residential mortgage loans. As of September 30, 2024, our consumer loan portfolio was comprised of $562.4 million in 1-4 family residential loans, $253.5 million in auto loans, and $65.8 million in other consumer loans. The consumer auto and other consumer loans portfolios have experienced a decline in new originations due to higher loan rates and economic pressures from inflation on consumers.

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

Construction loans decreased $26.7 million, or 20.6%, to $102.5 million as of September 30, 2024 from $129.2 million as of December 31, 2023. The decrease resulted from reduced demand for residential construction as interest rate levels remained elevated and projects were completed and sold.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.22 billion at September 30, 2024 and $1.21 billion at December 31, 2023. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of September 30, 2024, total income-producing commercial real estate property loans totaled $865.9 million and was comprised of $286.6 million of multi-family property loans, $175.1 million of retail property loans, $138.6 million of office property loans, $63.5 million in hospitality loans, and $202.1 million in other property loans. Other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of September 30, 2024, total construction, acquisition, and development property loans totaled $357.0 million and was comprised of $102.5 million in residential construction property loans and $254.5 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 53% at September 30, 2024. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 59% at September 30, 2024.

Owner-occupied commercial real estate loans totaled $335.4 million at September 30, 2024 and $341.1 million at December 31, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$545,480	$598,800
Standby letters of credit	16,309	11,503
Total	$561,789	$610,303

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

The ACL for loans was $42.9 million at September 30, 2024, compared to $42.4 million at December 31, 2023, an increase of $500 thousand, or 1.3%. The increase is primarily a result of a provision for credit losses on loans of $3.1 million being recorded during the nine months ended September 30, 2024 largely attributable to growth of $23.2 million in loans held for investment, partially offset by net charge-offs of $2.6 million during the period. Uncertainty regarding forecasted economic conditions remains, due to the continued elevated interest rate environment and persistent inflation in the United States, and additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Average loans outstanding during the periods
Commercial real estate	$1,112,753	$1,029,888	$1,105,626	$962,767
Commercial – specialized	416,437	365,258	391,819	342,355
Commercial – general	523,393	528,668	524,348	519,375
Consumer:
1-4 family residential	569,798	528,835	558,950	503,878
Auto loans	262,769	316,895	281,409	319,617
Other consumer	67,211	78,787	70,278	79,912
Construction	104,000	139,761	109,590	143,970
Loans held for sale	13,539	17,607	13,659	21,013
Total average loans outstanding during the periods	$3,069,900	$3,005,699	$3,055,679	$2,892,887

Net charge-offs (recoveries) during the periods
Commercial real estate	$(41)	$—	$44	$—
Commercial – specialized	(22)	(59)	(66)	(139)
Commercial – general	68	12	738	259
Consumer:
1-4 family residential	1	(1)	170	(4)
Auto loans	257	111	670	437
Other consumer	309	299	739	550
Construction	315	—	315	272
Total net charge-offs (recoveries) during the periods	$887	$362	$2,610	$1,375

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	0.00%	0.00%	0.00%
Commercial – specialized	(0.01)%	(0.02)%	(0.02)%	(0.04)%
Commercial – general	0.01%	0.00%	0.14%	0.05%
Consumer:
1-4 family residential	0.00%	0.00%	0.03%	0.00%
Auto loans	0.10%	0.04%	0.24%	0.14%
Other consumer	0.46%	0.38%	1.05%	0.69%
Construction	0.30%	0.00%	0.29%	0.19%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.03%	0.01%	0.09%	0.05%

The following table provides other loan data as of the dates indicated.

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)

Total loans held for investment outstanding	$3,037,375	$3,014,153
Nonaccrual loans	$22,574	$3,242
Allowance for credit losses on loans	$42,886	$42,356
Ratio of allowance to total loans held for investment	1.41%	1.41%
Ratio of allowance to nonaccrual loans	189.98%	1,306.48%
Ratio of nonaccrual loans to total loans held for investment	0.74%	0.11%

Net charge-offs totaled $887 thousand and were 0.11% (annualized) of average loans outstanding for the three months ended September 30, 2024, compared to $362 thousand and 0.05% (annualized) for the three months ended September 30, 2023. There was an increase of $315 thousand in net charge-offs on residential construction loans in the third quarter of 2024 due to the charge-off of one loan and an increase in net charge-offs on consumer auto loans of $146 thousand. Net charge-offs totaled $2.6 million and were 0.11% (annualized) of average loans outstanding for the nine months ended September 30, 2024, compared to $1.4 million and 0.06% (annualized) for the nine months ended September 30, 2023. There was an increase of $479 thousand in net charge-offs on commercial-general loans during the first three quarters of 2024 due to the charge-off of several loans under $150 thousand each. There was also an increase of $596 thousand in net charge-offs on consumer loans during the first three quarters of 2024. The allowance for credit losses on loans as a percentage of loans held for investment was 1.41% at September 30, 2024 and 1.41% at December 31, 2023.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,924	37.2%	$15,808	37.3%
Commercial – specialized	4,907	11.4%	4,020	9.5%
Commercial – general	6,400	14.9%	6,391	15.1%
Consumer:
1-4 family residential	9,558	22.4%	9,177	21.7%
Auto loans	3,060	7.1%	3,601	8.5%
Other consumer	959	2.2%	968	2.3%
Construction	2,078	4.8%	2,391	5.6%
Total allowance for credit losses	$42,886	100.0%	$42,356	100.0%

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

At September 30, 2024, our total nonaccrual loans were $22.6 million, or 0.74% of total loans held for investment, as compared to $3.2 million, or 0.11% of total loans held for investment, at December 31, 2023. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of September 30, 2024 to cover any probable loss. The previously disclosed $20.0 million multi-family property credit that was placed on nonaccrual status in the second quarter of 2024 after the maturity date was accelerated, was subsequently modified during the third quarter. The modification included more stringent credit metrics. Although the loan remains in nonaccrual status, the loan continues to pay as agreed and is showing improving credit trends. Additionally, two relationships totaling approximately $972 thousand that were on nonaccrual at December 31, 2023 were fully repaid in the first quarter of 2024.

Nonperforming loans were $24.7 million at September 30, 2024 and $5.2 million at December 31, 2023. This increase of $19.5 million is mainly due to the changes in nonaccrual loans noted above.

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

Our securities portfolio decreased $15.9 million, or 2.5%, to $606.9 million at September 30, 2024, compared to $622.8 million at December 31, 2023. The decrease was primarily due to $28.9 million in maturities, prepayments and calls, net of purchases, partially offset by a $15.0 million increase in the fair value of available for sale securities at September 30, 2024 as compared to December 31, 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2024, the unrealized loss on the Company’s available for sale securities was $67.1 million, down from $82.1 million at December 31, 2023. At September 30, 2024, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized in the Company’s consolidated financial statements.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of September 30, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,542	1.69%	$4,521	2.30%	$3,801	2.18%	$189,351	2.29%
Residential mortgage-backed securities	—	—	2,220	2.05%	745	2.93%	325,963	2.19%
Commercial mortgage-backed securities	—	—	—	—	46,932	2.22%	—	—
Commercial collateralized mortgage obligations	—	—	—	—	69,027	6.01%	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,890	3.16%	13,968	2.75%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$2,542	1.69%	$6,741	2.21%	$135,395	4.38%	$529,282	2.24%

	As of December 31, 2023
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$735	3.65%	$6,112	1.73%	$4,897	2.15%	$191,070	2.28%
Residential mortgage-backed securities	—	—	3,038	2.02%	920	2.91%	347,293	2.20%
Commercial mortgage-backed securities	—	—	—	—	47,898	2.22%	—	—
Commercial collateralized mortgage obligations	—	—	—	—	72,391	6.01%	—	—
Asset-backed and other amortizing securities	—	—	—	—	2,359	3.07%	16,117	2.79%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$735	3.65%	$9,150	1.83%	$140,465	4.38%	$554,480	2.24%

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

Total deposits at September 30, 2024 were $3.72 billion, representing an increase of $93.2 million, or 2.6%, compared to $3.63 billion at December 31, 2023. The increase since December 31, 2023 consisted of increases of $69.0 million in interest-bearing deposits and $24.2 million in non-interest-bearing deposits. As of September 30, 2024, 26.8% of total deposits were comprised of noninterest-bearing demand accounts, 61.3% of interest-bearing non-maturity accounts and 11.9% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$998,480	26.8%	$974,201	26.9%
NOW and other transaction accounts	496,176	13.3	562,066	15.5
Money market and other savings	1,780,337	48.0	1,722,170	47.5
Time deposits	444,367	11.9	367,716	10.1
Total deposits	$3,719,360	100.0%	$3,626,153	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended September 30,
	2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$976,048	0.00%	$1,071,175	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	463,873	3.89%	472,180	3.51%
Savings accounts	134,570	0.93%	143,919	0.92%
Money market accounts	1,648,856	3.21%	1,606,915	2.85%
Time deposits	431,307	4.16%	344,395	3.35%
Total interest-bearing deposits	2,678,606	3.36%	2,567,409	2.93%
Total deposits	$3,654,654	2.47%	$3,638,584	2.07%

	Nine Months Ended September 30,
	2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$964,829	0.00%	$1,085,345	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	481,628	3.83%	371,526	2.62%
Savings accounts	134,784	0.92%	147,802	0.86%
Money market accounts	1,635,157	3.19%	1,570,922	2.58%
Time deposits	399,646	4.06%	309,250	2.70%
Total interest-bearing deposits	2,651,215	3.32%	2,399,500	2.49%
Total deposits	$3,616,044	2.44%	$3,484,845	1.72%

Time deposits in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of September 30, 2024 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$37,167	$46,261	$30,042	$1,449	$114,919

The estimated amount of uninsured deposits as of September 30, 2024 was $1.22 billion. This represented approximately 33% of total deposits and excludes collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2024 and December 31, 2023, we had total remaining borrowing capacity from the FHLB of $1.11 billion and $1.10 billion, respectively, with no outstanding balance. We had no long-term FHLB borrowings during the three and nine months ended September 30, 2024 or 2023.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $664.2 million and $595.4 million at September 30, 2024 and December 31, 2023, respectively, with no outstanding balance. We had no long-term FRB borrowings during the nine months ended September 30, 2024 or 2023.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $140.0 million as of September 30, 2024 and December 31, 2023, respectively. The lines were not used, other than testing during the three and nine months September 30, 2024 or the three and nine months September 30, 2023.

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. The outstanding balance of FHLB letters of credit was $75.0 million and $-0- at September 30, 2024 and December 31, 2023, respectively.

Subordinated Debt. In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, these notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. These notes have a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. After the expiration of the fixed rate period, the notes will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 438 basis points. These notes pay interest semi-annually, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of September 30, 2024, the total amount of subordinated debt securities outstanding was $64.1 million less approximately $186 thousand of remaining debt issuance costs for a total balance of $63.9 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s Consolidated Balance Sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2024 and December 31, 2023. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of September 30, 2024, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 8.19%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 6.60%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 6.71%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2024.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At September 30, 2024, the Bank had the capacity to borrow additional funds from the FHLB and Federal Reserve discount window of up to approximately $1.1 billion and $664.2 million, respectively.

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

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, the impacts related to or resulting from bank failures and any uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto, increased competition for deposits and related changes in deposit customer behavior, changes in market interest rates, the resurgence of elevated levels of inflation or inflationary pressures in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth.

Capital

Total stockholders’ equity increased to $443.1 million as of September 30, 2024, compared to $407.1 million as of December 31, 2023, an increase of $36.0 million, or 8.8%. The increase from December 31, 2023 was primarily the result of $33.2 million in net earnings for the nine months ended September 30, 2024 and an increase in accumulated other comprehensive income (“AOCI”) of $9.3 million, net of tax, partially offset by $6.7 million of dividends paid. The increase in AOCI was attributable to the increase in fair value of our available for sale securities and fair value hedges, net of tax, as a result of the decline in market interest rates experienced during the period.

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

At September 30, 2024 and December 31, 2023, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2024, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2024 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	September 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
South Plains Financial, Inc.:
Total capital (to risk-weighted assets)	$617,052	17.61%	$589,565	16.74%
Tier 1 capital (to risk-weighted assets)	509,338	14.54	482,044	13.69
CET 1 capital (to risk-weighted assets)	464,338	13.25	437,044	12.41
Tier 1 capital (to average assets)	509,338	11.76	482,044	11.33

City Bank:
Total capital (to risk-weighted assets)	$511,744	14.61%	$494,353	14.04%
Tier 1 capital (to risk-weighted assets)	467,956	13.36	450,607	12.80
CET 1 capital (to risk-weighted assets)	467,956	13.36	450,607	12.80
Tier 1 capital (to average assets)	467,956	10.81	450,607	10.60

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

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three and nine months ended September 30, 2024. For the three months ended September 30, 2024, we repurchased 40,000 shares of common stock for a total of $1.0 million. For the nine months ended September 30, 2024, we repurchased 53,799 share of common stock for a total of $1.3 million. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2024	December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(3.48)%	(10.02)%
+200	(2.22)%	(6.59)%
+100	(1.04)%	(3.21)%
-100	0.27%	3.35%
-200	0.85%	6.86%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Total stockholders’ equity	$443,122	$407,114
Less: Goodwill and other intangibles	(21,197)	(21,744)
Tangible common equity	$421,925	$385,370

Total assets	$4,337,659	$4,204,793
Less: Goodwill and other intangibles	(21,197)	(21,744)
Tangible assets	$4,316,462	$4,183,049

Shares outstanding	16,386,627	16,417,099

Total stockholders’ equity to total assets	10.22%	9.68%
Tangible common equity to tangible assets	9.77%	9.21%
Book value per share	$27.04	$24.80
Tangible book value per share	$25.75	$23.47

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2024.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
July 2024	40,000	$25.00	$1,000,000	$8,659,477
August 2024	—	—	—	8,659,477
September 2024	—	—	—	8,659,477
Total	40,000

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Announcement of Designation of Principal Executive Officer

The Company’s Board of Directors routinely reviews and considers the roles and responsibilities of the Company’s executive officers on an annual basis. As a result of such routine annual review, effective November 5, 2024, the Company’s Board of Directors determined that it is most appropriate for Mr. Cory T. Newsom, the current President of the Company, to be designated as the principal executive officer of the Company. Previously, Mr. Curtis C. Griffith, the Chairman and Chief Executive Officer of the Company, was designated as the principal executive officer of the Company for SEC reporting purposes.

Mr. Griffith will continue to serve as Chairman and Chief Executive Officer of the Company and his role and responsibilities within the organization have not been diminished.

The change in designation of the Company’s principal executive officer was approved by the Company’s Board of Directors in light of Mr. Newsom’s responsibilities and role within the organization as President of the Company, as well as the Company’s upcoming loss of its status as an emerging growth company on December 31, 2024, which will require additional and more robust executive compensation disclosures of the Company’s named executive officers. Because Mr. Newsom is currently, and is expected to remain, the highest compensated executive officer of the Company, the designation of Mr. Newsom as the principal executive officer of the Company is also intended to provide a more fulsome pay ratio disclosure, as will be required under Item 402(u) of Regulation S-K following the Company’s upcoming loss of its status as an emerging growth company.

Amendment to Employment Agreement with Curtis C. Griffith.

On November 5, 2024, the Company’s Board of Directors approved an Amendment No. 2 to that certain Employment Agreement, dated December 18, 2019, by and among the Company, City Bank and Mr. Curtis C. Griffith, as previously amended by an Amendment No. 1, dated December 15, 2021 (as so amended, the “Griffith Employment Agreement”), providing for: (i) an increase in Mr. Griffith’s annual base salary to $425,000, annualized, commencing with the first pay period for January 1, 2025, and (ii) a cost-of-living adjustment of $14,200 to Mr. Griffith’s annual base salary on January 1st of each year beginning with January 1, 2026.

The foregoing description is a summary of the Griffith Employment Agreement, the Amendment No. 1 thereto, and the Amendment No. 2 thereto, and is qualified in its entirety by reference to the copy of the Griffith Employment Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2019, the copy of the Amendment No. 1 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021, and the copy of the Amendment No. 2 that is filed as Exhibit 10.1 to this Form 10-Q, respectively, and is hereby incorporated herein by reference.

Amendment to Employment Agreement with Cory T. Newsom

On November 5, 2024, the Company’s Board of Directors approved an Amendment No. 2 to that certain Employment Agreement, dated March 6, 2019, by and among the Company, City Bank and Mr. Cory T.  Newsom, as previously amended by an Amendment No. 1, dated December 15, 2021 (as so amended, the “Newsom Employment Agreement”), providing for: (i) an increase in Mr. Newsom’s annual base salary to $720,000, annualized, commencing with the first pay period for January 1, 2025, and (ii) a cost-of-living adjustment of $24,000 to Mr. Newsom’s annual base salary on January 1st of each year beginning with January 1, 2026.

The foregoing description is a summary of the Newsom Employment Agreement, the Amendment No. 1 thereto, and the Amendment No. 2 thereto, and is qualified in its entirety by reference to the copy of the Newsom Employment Agreement filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 29, 2018, the copy of the Amendment No. 1 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021, and the copy of the Amendment No. 2 that is filed as Exhibit 10.2 to this Form 10-Q, respectively, and is hereby incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2
Second Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021) (File No. 001-38895).

10.1*	Amendment No. 2 to Employment Agreement, by and among City Bank, Curtis C. Griffith and South Plains Financial, Inc., dated as of November 5, 2024.

10.2*	Amendment No. 2 to Employment Agreement, by and among City Bank, Cory T. Newsom and South Plains Financial, Inc., dated as of November 5, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 15, 2024) (File No. 333-280809).

99.2
Amendment No. 1 to South Plains Financial, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 15, 2024) (File No. 333-280809).

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 6, 2024	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 6, 2024	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer