Form 10-K
period 2024-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2025-03-07
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2024, was $328.6 million.

The number of shares of registrant’s common stock outstanding as of March 5, 2025 was 16,485,647.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 19, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	potential recession in the United States and our market areas;

●	the impacts related to or resulting from uncertainty in the banking industry as a whole;

●	increased competition for deposits and related changes in deposit customer behavior;

●
the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

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

●	uncertainty regarding United States fiscal debt, deficit and budget matters;

●	changes in tariffs and trade barriers, including potential changes in U.S. and international trade policies and the resulting impact on the Company and its customers;

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

We had total assets of $4.23 billion, gross loans held for investment of $3.06 billion, total deposits of $3.62 billion, and total shareholders’ equity of $438.9 million as of December 31, 2024.

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

We currently operate 25 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branch establishments, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 7 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high-quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

Market Area

We operate in the following markets (deposit information is as of December 31, 2024):

Lubbock/South Plains - We operate 10 branches holding $2.2 billion of deposits in the Lubbock metropolitan statistical area (“MSA”) and the surrounding South Plains region of Texas.

Dallas - We operate three branches with $470.0 million of deposits and five loan production offices, which we refer to as mortgage offices, in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $250.4 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $50.6 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch in the city of College Station, Texas, which has $54.7 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $363.1 million of deposits in the Permian Basin region of Texas.

Ruidoso, New Mexico - We operate two branches with $194.9 million of deposits in the village of Ruidoso, New Mexico.

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

Human Capital Resources

As of December 31, 2024, we had approximately 600 total employees, which included 528 full-time employees and 72 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

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

We believe our ability to attract and retain employees is a key to our success. We strive to offer a well-rounded salary package through competitive salaries with the opportunity for an employee annual bonus program, a robust benefit package (including a company matched 401(k) Plan contribution, healthcare and insurance benefits, health savings and flexible spending accounts, long-term care and long-term disability benefits, life insurance benefits, a robust wellness program, and paid-time off), and a commitment to supporting career goals, employee development and recognition, and employee community involvement. At December 31, 2024, approximately 31% of our current staff had been with us for ten years or more.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires new loans over $5 million to relationships in excess of $20 million to be reported to the Board Credit Risk Committee. As of December 31, 2024, the Bank had a legal lending limit of approximately $112.7 million. As of that date, our 20 largest borrowing relationships ranged from approximately $26.3 million to $53.9 million (including unfunded commitments) and totaled approximately $695.9 million in total commitments (representing, in the aggregate, 19.4% of our total outstanding commitments).

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

Credit Risk Management. Credit risk management involves a partnership between our loan officers and our credit approval, credit administration and collections personnel. Loan delinquencies and exceptions are constantly monitored by credit personnel and consultations with loan officers occur as often as daily. Our performance evaluation program for our loan officers includes significant credit quality metric goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality.

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

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $292.6 million for the year ended December 31, 2024 and we sold the servicing on approximately 69% of those mortgages. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, Southlake, and Waco, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 30%, or $14.2 million, for the year ended December 31, 2024, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 19% of total mortgage originations in the year ended December 31, 2024. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2024, we serviced $1.9 billion of mortgages that we originated and sold to third parties.

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

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed individual retirement accounts (“IRAs”), simplified employee pensions plans, employee stock ownership plans, defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had $423 million of assets under management at December 31, 2024, and contributed $2.7 million of fee income for the year ended December 31, 2024.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue derived from our investment services for the year ended December 31, 2024 was $1.7 million with $605.7 million in assets under management at December 31, 2024.

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

The Basel III minimum capital ratios are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total risk-based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk-based capital (Tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Common equity Tier 1 risk-based capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%
Tier 1 leverage ratio (Tier 1 to average assets)	4.00%	—	4.00%

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

As of December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

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

As of December 31, 2024, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2024, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also issued notices maintaining a DIF reserve ratio of 2.0% for 2023 and 2024. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio be restored to at least the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2024, the Bank paid $2.0 million in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2024, the Bank paid examination assessments to the TDB totaling $333 thousand.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. If the Bank’s capital becomes impaired or the FDIC or the TDB otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions to the Company. Consequently, any restrictions on the ability of the Bank to pay dividends to the Company may, in turn, restrict the ability of the Company to pay dividends to shareholders. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2024.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2024, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. In addition, these extensions of credit may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Any extension of credit to insiders above specified amounts must receive the prior approval of the Bank’s board of directors and the Bank must periodically report all loans made to directors and other insiders to the bank regulators. Any violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions. As of December 31, 2024, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $65.2 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the Tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $112.7 million as of December 31, 2024.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2023 reflects a statewide loan-to-deposit ratio in New Mexico of 60%. As of December 31, 2024, the Bank’s statewide loan-to-deposit ratio in New Mexico was 31.5%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.

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

On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement, pursuant to the Corporate Transparency Act of 2019 (“CTA”). The rule requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners-the persons who ultimately own or control the company, to FinCEN. On December 22, 2023, FinCEN issued a final rule regarding access by authorized recipients to beneficial ownership information that will be reported to FinCEN pursuant to Sec. 6403 of the CTA, which is part of the National Defense Authorization Act. The regulations implement strict protocols required by the CTA to protect sensitive personally identifiable information reported to FinCEN and establish the circumstances in which specified recipients have access to beneficial ownership information, along with data protection protocols and oversight mechanisms applicable to each recipient category. The disclosure of beneficial ownership information to authorized recipients in accordance with appropriate protocols and oversight will help law enforcement and national security agencies prevent and combat money laundering, terrorist financing, tax fraud, and other illicit activity, as well as protect national security.

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML/CFT priorities.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2024, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2024, we had $341.7 million in ADC loans and $5.3 million in HVCRE loans.

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

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). In addition, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions.

In August 2022, the SEC adopted the final “pay versus performance” rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires public companies (other than emerging growth companies, registered investment companies and foreign private issuers) to disclose the relationships among named executive officer compensation “actually paid,” total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. Beginning on December 31, 2024, the Company is no longer an emerging growth company and, accordingly, the rule will first apply to disclosures in the Company’s proxy statement for the 2025 annual meeting of shareholders.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. In 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023. While the target benchmark rate and the prime rate were decreased by 75 basis points in 2024, sustained levels or future increases in market interest rates may have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

In addition, the inflationary outlook in the United States remains uncertain. Inflationary pressures remain at relatively elevated and a persistent inflationary environment could result in sustained higher interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. Higher interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

As discussed above, the FOMC repeatedly raised their target benchmark interest rate in 2022 and 2023. During the same period, the 10-year U.S. Treasury interest rate increased approximately 225 basis points, which had a negative impact to the fair value of the Company’s investment securities. If market interest rates rise, the market value of the fixed income bond portfolio will decrease, resulting in further unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The non-credit portion of unrealized losses are booked to Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders’ equity. A significant increase in market rates may have a negative impact on book value per common share and return on average shareholders’ equity ratios. The Company’s bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

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

In addition, we may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for credit losses associated with impacts due to inflationary pressures, market downturns, increased unemployment rates, and changes in consumer behavior. Further, if real estate markets or the economy in general deteriorate, the Bank may experience increased delinquencies and credit losses. The allowance for credit losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Bank to increase its allowance for credit losses in the future, which could have a negative effect on the Bank’s financial condition and results of operations. Additions to the allowance for credit losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2024, loans to commercial borrowers represent approximately 71.0% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2024, approximately 73.7% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2024, our non-owner-occupied commercial real estate loans totaled approximately 40.1% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2024, approximately 7.7% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2024, agricultural loans were approximately 3.1% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

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

Climate change and government action and societal responses may materially affect the Company’s business and results of operations.

 Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise, more frequent and prolonged drought, stronger and more frequent storms and other instances of extreme weather. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral, declines in economic conditions in geographic markets in which the Company’s customers operate and increased premiums for and reduced availability of insurance may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

Moreover, as the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Conversely, there has been increasing anti-ESG sentiment in the U.S., which has led and is likely to continue to lead to new anti-ESG policies and legislative and regulatory requirements discouraging or preventing ESG-related initiatives. As a result, we may face heightened and potentially conflicting regulatory and legal requirements, as well as reputational scrutiny. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.

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

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly with real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our cost. Besides being directly liable under certain federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties on property that secures our loans. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third parties. We cannot assure you that the cost of removal or abatement would not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against the prior owners or other responsible parties or that we would be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan. Currently, we are not a party to any pending legal proceeding under any environmental statute, nor are we aware of any instances that may give rise to such liability.

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

We have extended significant amounts of credit to a limited number of borrowers. As of December 31, 2024, our 20 largest borrowing relationships ranged from approximately $26.3 million to $53.9 million (including unfunded commitments), totaling approximately 19.4% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2024, our 20 largest deposit relationships accounted for approximately 21.7% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

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

Mortgage revenues, which are primarily recognized from the sale of mortgage loans in the secondary market, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2024 were $14.2 million. As market interest rates have increased from the prior low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations continue to decrease, projected mortgage revenues and noninterest income will decrease.

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

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $26.3 million of mortgage servicing rights as of December 31, 2024.

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

We are subject to certain operating risks related to employee error and customer, employee and third-party misconduct, which could harm our reputation and business.

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

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that its internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) for compliance with the requirement of FDICIA or the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act or the FDICIA, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

The obligations associated with being a public company require significant resources and management attention.

We expect to incur significant incremental costs related to operating as a public company, particularly because we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and NASDAQ, each of which imposes additional reporting and other obligations. We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cybersecurity Risk Management and Strategy

Cybersecurity threats have the potential to negatively impact companies of all sizes and complexities. Our normal business operations could be severely disrupted by cyberattacks, both against our own information systems as well as those hosted and managed by our third-party partners. The loss or disclosure of sensitive data as a result of cyberattacks could have a material impact on our business. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors of this Form 10-K.

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

●	assessment of daily cyber threat intelligence from multiple sources;

●	the use of third-party information security services for continuous monitoring and alerting of information systems, network. and user activity;

●	a Vulnerability Management Program that scans networks, devices, and information systems for known cyber vulnerabilities, and initiates processes to mitigate them;

●	a third-party risk management program that evaluates and ensures our key partners adhere to the same level of information security posture as we do internally;

●	Business Continuity and Incident Response plans that are designed and tested for anticipated operational failures, natural disasters, cyberattacks, and other disruptive events; and

●	an Information Security Awareness program to ensure employees and customers maintain an awareness of information security threats and best practices to prevent them.

Information Security Governance

The Chief Information Security Officer is primarily responsible for the Information Security and Cyber Risk Management programs, and reports to the Chief Risk Officer. The Chief Technology Officer that oversees the Information Technology Department plays a key role in cybersecurity, ensuring that information systems, networks, and endpoints are configured and operated according to the requirements of the Information Security Program and related policies and standards. Both the current Chief Information Security Officer and Chief Technology Officer have over 20 years of experience in Information Technology and Information Security.

The Information Security Committee, consisting of senior management and analysts from Information Security and Information Technology, monitors and assesses cyber threat intelligence, responds to cyber incidents at a technical level, and determines whether new controls are needed to address emerging risks or active cyber exploits. Key Risk Indicators for Information Security and Information Technology are reported to the Operations and Information Technology Steering Committees. Key risks and other relevant information are further summarized for the Board Risk and Audit Committees. The Board also receives a full report on the Information Security Program and its effectiveness annually. Other cyber related issues are brought to the attention of the Board as needed.
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

Holders of Record

As of March 5, 2025, there were approximately 181 holders of record of the Company’s common stock.

Dividends

The Company paid a dividend of $0.13 per common share in the first and second quarters of 2024, a dividend of $0.14 per common share in the third quarter of 2024, and a dividend of $0.15 per common share in the fourth quarter of 2024. Additionally, the Company paid a dividend of $0.15 per common share in the first quarter of 2025. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,363,682	$15.38	2,411,104
Equity compensation plans not approved by shareholders	—	—	—
Total	1,363,682	$15.38	2,411,104

(1)
The number of shares available for future issuance includes 2,411,104 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On February 21, 2024, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares can be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company was not obligated to purchase any shares of its common stock under the Program and the timing and exact amount of any repurchases depends on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors.

The following table summarizes the share repurchase activity for the three months ended December 31, 2024.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
October 2024	—	$—	$—	$8,659,477
November 2024	—	—	—	—
December 2024	—	—	—	—
Total	—

On February 21, 2025, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “New Program”). The shares can be repurchased from time to time through various means, including privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company is not obligated to purchase any shares of its common stock under the New Program and the extent to which the Company repurchases its shares, and the manner, timing and exact amount of any repurchases, will depend on various factors, including the performance of the Company’s stock price, general market and other conditions, regulatory requirements, availability of funds and other relevant considerations, as determined by the Company.

Stock Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock with the cumulative total return of the S&P 500 and the S&P United States BMI Banks Index measured at the last trading date of each year shown below. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on December 31, 2019, in the Company’s common stock, including reinvestment of any dividends, and each of the indices. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	2019	2020	2021	2022	2023	2024
South Plains Financial, Inc.	$100.0	$91.68	$136.32	$137.23	$147.38	$180.15
S&P United States BMI Banks Index	100.0	87.24	118.61	98.38	107.32	143.68
S&P 500	100.0	118.40	152.39	124.79	157.59	197.02

Source: S&P Global Market Intelligence
© 2025

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Discussion in this Form 10-K includes results of operations and financial condition for 2024 and 2023 and year-over-year comparisons between 2024 and 2023. For discussion on results of operations and financial condition pertaining to 2023 and 2022 and year-over-year comparisons between 2023 and 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

	As of and for the Year Ended December 31,
	2024	2023	2022
Selected Income Statement Data:
Net interest income	$147,098	$139,747	$138,476
Provision for credit losses	4,300	4,610	(2,619)
Noninterest income	48,072	79,226	76,145
Noninterest expense	127,578	134,946	144,089
Income tax expense	13,575	16,672	14,911
Net income	49,717	62,745	58,240
Share and Per Share Data:
Earnings per share (basic)	$3.03	$3.73	$3.35
Earnings per share (diluted)	2.92	3.62	3.23
Dividends per share	0.56	0.52	0.46
Tangible book value per share(1)	25.40	23.47	19.57
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$359,082	$330,158	$234,883
Investment securities	577,240	622,762	701,711
Gross loans held for investment	3,055,054	3,014,153	2,748,081
Allowance for credit losses on loans	43,237	42,356	39,288
Total assets	4,232,239	4,204,793	3,944,063
Total deposits	3,620,876	3,626,153	3,406,430
Borrowings	110,354	110,168	122,354
Total stockholders’ equity	438,949	407,114	357,014
Performance Ratios:
Return on average assets	1.17%	1.54%	1.47%
Return on average stockholders’ equity	11.75%	16.58%	15.79%
Net interest margin(2)	3.65%	3.61%	3.73%
Efficiency ratio(3)	65.07%	61.33%	66.76%
Credit Quality Ratios:
Nonperforming assets to total assets(4)	0.58%	0.14%	0.20%
Nonperforming loans to total loans held for investment(5)	0.79%	0.17%	0.28%
Allowance for credit losses on loans to nonperforming loans(5)	179.98%	818.00%	504.34%
Allowance for credit losses on loans to total loans held for investment	1.42%	1.41%	1.43%
Net loan charge-offs to average loans	0.11%	0.07%	0.01%
Capital Ratios:
Total stockholders’ equity to total assets	10.37%	9.68%	9.05%
Tangible common equity to tangible assets(1)	9.92%	9.21%	8.50%
Common equity tier 1 capital ratio	13.53%	12.41%	11.81%
Tier 1 leverage ratio	12.04%	11.33%	11.03%
Tier 1 risk-based capital ratio	14.80%	13.69%	13.15%
Total risk-based capital ratio	17.86%	16.74%	16.58%

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

Results of Operations

Net income for the year ended December 31, 2024 was $49.7 million, or $2.92 per diluted share, compared to $62.7 million, or $3.62 per diluted share, for the year ended December 31, 2023. The decrease in net income was primarily the result of a decrease of $31.2 million in noninterest income, partially offset by an increase of $7.4 million in net interest income, and a decrease of $7.4 million in noninterest expenses. Details of the changes in the various components are further discussed below.

Return on average assets was 1.17% and return on average equity was 11.75% for the year ended December 31, 2024, compared to 1.54% and 16.58%, respectively, for the year ended December 31, 2023. The decrease in return on average assets was primarily due to the decrease in net income of 20.8%, relative to an increase of 3.8% in total average assets.

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

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,054,189	$202,301	6.62%	$2,924,473	$176,627	6.04%	$2,612,161	$137,957	5.28%
Investment securities – taxable	532,730	21,090	3.96%	570,655	21,590	3.78%	594,405	15,010	2.53%
Investment securities – non-taxable	155,168	4,076	2.63%	185,205	4,901	2.65%	216,216	5,733	2.65%
Other interest-earning assets (2)	312,917	14,319	4.58%	223,152	9,973	4.47%	318,862	3,675	1.15%
Total interest-earning assets	4,055,004	241,786	5.96%	3,903,485	213,091	5.46%	3,741,644	162,375	4.34%
Noninterest-earning assets	179,527			176,495			222,544
Total assets	$4,234,531			$4,079,980			$3,964,188

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,250,942	$70,362	3.13%	$2,117,985	$55,423	2.62%	$1,889,888	$13,013	0.69%
Time deposits	411,028	16,719	4.07%	321,205	9,564	2.98%	327,289	3,989	1.22%
Short-term borrowings	3	—	0.00%	84	5	5.95%	4	—	0.00%
Subordinated debt	63,868	3,339	5.23%	75,458	4,018	5.32%	75,874	4,050	5.34%
Junior subordinated deferrable interest debentures	46,393	3,381	7.29%	46,393	3,276	7.06%	46,393	1,640	3.54%
Total interest-bearing liabilities	2,772,234	93,801	3.38%	2,561,125	72,286	2.82%	2,339,448	22,692	0.97%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	968,307			1,069,280			1,189,730
Other liabilities	70,777			71,102			66,182
Total noninterest-bearing liabilities	1,039,084			1,140,382			1,255,912
Stockholders’ equity	423,213			378,473			368,828
Total liabilities and stockholders’ equity	$4,234,531			$4,079,980			$3,964,188

Net interest income		$147,985			$140,805			$139,683
Net interest spread			2.58%			2.64%			3.37%
Net interest margin(3)			3.65%			3.61%			3.73%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31, 2024 over 2023			Year Ended December 31, 2023 over 2022
	Change due to:			Change due to:
	Volume	Rate	Total Variance	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,834	$17,840	$25,674	$16,494	$22,176	$38,670
Investment securities – taxable	(1,435)	935	(500)	(600)	7,180	6,580
Investment securities – non-taxable	(795)	(30)	(825)	(822)	(10)	(832)
Other interest-earning assets	4,012	334	4,346	(1,103)	7,401	6,298
Total interest-earnings assets	9,616	19,079	28,695	13,969	36,747	50,716

Interest-bearing liabilities:
NOW, Savings, MMDAs	3,479	11,460	14,939	1,571	40,839	42,410
Time deposits	2,675	4,480	7,155	(74)	5,649	5,575
Short-term borrowings	(5)	—	(5)	—	5	5
Subordinated debt	(617)	(62)	(679)	(22)	(10)	(32)
Junior subordinated deferrable interest debentures	—	105	105	—	1,636	1,636
Total interest-bearing liabilities	5,532	15,983	21,515	1,475	48,119	49,594

Net change	$4,084	$3,096	$7,180	$12,494	$(11,372)	$1,122

Net interest income for the year ended December 31, 2024 was $147.1 million compared to $139.7 million for the year ended December 31, 2023, an increase of $7.4 million, or 5.3%. The increase in net interest income in 2024 was comprised of a $28.9 million, or 13.6%, increase in interest income, partially offset by a $21.5 million, or 29.8%, increase in interest expense. The growth in interest income was primarily attributable to increases of $25.7 million in loan interest income and $4.3 million in interest income from other interest-earning assets. The increase in loan interest income was primarily due to growth of $129.7 million in average loans outstanding and an increase of 58 basis points in the yield on loans. The increase in interest income on other interest-earning assets was primarily due to growth of $89.8 million in average other interest-earning assets.

The $21.5 million increase in interest expense for the year ended December 31, 2024 was primarily related to an increase of $211.1 million in average interest-bearing liabilities and a 56 basis points increase in the rate paid on interest-bearing liabilities over the same period in 2023. Average interest-bearing deposits grew $222.8 million and the rate paid on those deposits increased 60 basis points during the compared period. The larger growth in deposits began during the second and third quarters of 2023 in response to loan demand and increased emphasis on liquidity. Interest rates paid on deposits continued to rise until the fourth quarter of 2024, given the easing of shorter-term interest rates.

For the year ended December 31, 2024, net interest margin and net interest spread were 3.65% and 2.58%, respectively, compared to 3.61% and 2.64% for the same period in 2023, respectively, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the year ended December 31, 2024 was $4.3 million compared to $4.6 million for the year ended December 31, 2023. The provision during the year ended December 31, 2024 was largely attributable to net charge-offs of $3.5 million and loan growth during 2024. Net charge-offs increased $1.5 million during 2024 as compared to 2023. The allowance for credit losses as a percentage of loans held for investment was 1.42% at December 31, 2024 and 1.41% at December 31, 2023. Further discussion of the allowance for credit losses is noted below.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31, 2024 over 2023			Year Ended December 31, 2023 over 2022
	2024	2023	Increase (decrease)	2023	2022	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,026	$7,130	$896	$7,130	$6,829	$301
Income from insurance activities	123	1,515	(1,392)	1,515	10,826	(9,311)
Bank card services and interchange fees	13,640	13,323	317	13,323	12,946	377
Mortgage banking activities	14,186	13,817	369	13,817	31,370	(17,553)
Investment commissions	1,704	1,698	6	1,698	1,825	(127)
Fiduciary income	2,719	2,433	286	2,433	2,390	43
Gain on sale of subsidiary	—	33,778	(33,778)	33,778	—	33,778
Other income and fees(1)	7,674	5,532	2,142	5,532	9,959	(4,427)
Total noninterest income	$48,072	$79,226	$(31,154)	$79,226	$76,145	$3,081

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the year ended December 31, 2024 was $48.1 million compared to $79.2 million for the year ended December 31, 2023, a decrease of $31.2 million, or 39.3%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $896 thousand, or 12.6% for the year ended December 31, 2024 compared to the same period in 2023. This was largely a result of an increased focus on commercial treasury revenue and expanding that customer base.

Mortgage banking activities - Income from mortgage banking activities increased $369 thousand, or 2.7%, to $14.2 million for the year ended December 31, 2024 from $13.8 million for the year ended December 31, 2023. The increase was primarily the result of a $1.2 million decrease in the valuation adjustment for the fair value of the Company’s mortgage servicing rights portfolio for the year ended December 31, 2024 as compared to a $2.4 million decrease for the same period in 2023. This increase was partially offset with a decrease in gain on loan sales as a result of a decrease of $29.5 million, or 9.2%, in mortgage loan originations in the current year as compared to the prior year.

Income from insurance activities - Due to the sale of Windmark in the second quarter of 2023, there was a decline of $1.4 million in income from insurance activities for year ended December 31, 2024 as compared to the same period in 2023.

Other income and fees - Other noninterest income and fees increased $2.1 million for the year ended December 31, 2024 compared to the same period in 2023. The increase was largely as a result of an increase of $715 thousand in income from sweep accounts, year over year, and from $700 thousand received in 2024 in insurance proceeds for property damage.

Gain on sale of subsidiary - A $33.8 million gain from the sale of Windmark was recorded in 2023.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31, 2024 over 2023			Year Ended December 31, 2023 over 2022
	2024	2023	Increase (decrease)	2023	2022	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$74,338	$79,377	$(5,039)	$79,377	$86,323	$(6,946)
Occupancy expense, net	16,105	16,102	3	16,102	15,987	115
Professional services	6,583	6,433	150	6,433	9,740	(3,307)
Marketing and development	3,782	3,453	329	3,453	3,614	(161)
IT and data services	4,286	3,410	876	3,410	3,780	(370)
Bankcard expenses	5,873	5,557	316	5,557	5,376	181
Appraisal expenses	953	1,087	(134)	1,087	1,747	(660)
Realized loss on sale of securities	—	3,409	(3,409)	3,409	—	3,409
Other expenses(1)	15,658	16,118	(460)	16,118	17,522	(1,404)
Total noninterest expense	$127,578	$134,946	$(7,368)	$134,946	$144,089	$(9,143)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the year ended December 31, 2024 was $127.6 million compared to $134.9 million for the year ended December 31, 2023, a decrease of $7.4 million, or 5.5%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits decreased $5.0 million, or 6.3%, from $79.4 million for the year ended December 31, 2023 to $74.3 million for the year ended December 31, 2024. This was primarily driven by approximately $2.7 million of compensation related to operation of Windmark in the first quarter of 2023 and the related sale in the second quarter of 2023. There was also a decrease of $1.5 million in mortgage personnel costs, due to the reduction in mortgage loan originations and operations during 2024 as compared to 2023.

Loss on sale of securities - The Company sold approximately $56.2 million of available for sale securities in the second quarter of 2023 which resulted in a loss on sale of $3.4 million. There were no sales of securities during 2024.

IT and data services – IT and data services expenses increased $876 thousand or 25.7% in the current year from $3.4 million for the year ended December 31, 2023 to $4.3 million for the year ended December 31, 2024. The increase relates primarily to the Company’s cloud migration project.

Financial Condition

Our total assets increased $27.4 million, or 0.7%, to $4.23 billion at December 31, 2024 as compared to $4.20 billion at December 31, 2023. Our loans held for investment increased $40.9 million, or 1.4%, to $3.06 billion at December 31, 2024, compared to $3.01 billion at December 31, 2023. Total deposits increased $5.3 million, or 0.1% to $3.62 billion at December 31, 2024, compared to $3.63 billion at December 31, 2023.

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

Loans held for investments increased $40.9 million, or 1.4%, to $3.06 billion at December 31, 2024 as compared to $3.01 billion at December 31, 2023. The organic loan growth remained relationship-focused and occurred primarily in commercial real estate loans, residential mortgage loans, and energy loans, partially offset by decreases in consumer auto loans and residential construction loans.

The following table shows the contractual maturities of our loans held for investment portfolio at December 31, 2024:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$186,474	$544,996	$317,251	$70,342	$1,119,063
Commercial - specialized	118,109	151,243	70,747	48,856	388,955
Commercial - general	107,119	197,187	146,052	107,013	557,371
Consumer:
1-4 family residential	31,222	110,878	92,528	331,772	566,400
Auto loans	2,758	182,641	69,075	—	254,474
Other consumer	8,415	40,297	16,224	—	64,936
Construction	89,752	11,591	1,347	1,165	103,855
Total loans	$543,849	$1,238,833	$713,224	$559,148	$3,055,054

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of December 31, 2024:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$370,624	$561,965
Commercial - specialized	90,463	180,383
Commercial - general	184,350	265,902
Consumer:
1-4 family residential	330,448	204,730
Auto loans	251,716	—
Other consumer	56,521	—
Construction	6,572	7,531
Total loans	$1,290,694	$1,220,511

At December 31, 2024, there was $1.55 billion in adjustable rate loans, with $865.9 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $516.5 million will reprice immediately upon changes in the underlying index rate, with the remaining $349.4 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 73.7% of our loans were secured by real property as of December 31, 2024, compared to 72.7% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 40.1% of loans held for investment as of December 31, 2024 and represented 40.1% of loans held for investment as of December 31, 2023. Further, 97% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans increased $38.0 million, or 3.5%, to $1.12 billion as of December 31, 2024 from $1.08 billion as of December 31, 2023. The increase was primarily driven by an increase of $27.5 million related to the completion of four multi-family properties loans during 2024.

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

Commercial general loans increased $40.0 million, or 7.7%, to $557.4 million as of December 31, 2024 from $517.4 million as of December 31, 2023. The increase in commercial general loans was primarily due to increases in loans to companies in the services industry of $25.9 million and increases in loans in the restaurant/retail industry of $6.7 million.

Commercial specialized loans increased $16.6 million, or 4.5%, to $389.0 million as of December 31, 2024 from $372.4 million as of December 31, 2023. This increase was primarily due to growth of $20.9 million in energy sector loans, and a $5.4 million increase in ag production loans, partially offset by a decrease of $13.8 million in ag real estate loans .

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

Consumer loans decreased $28.4 million, or 3.1%, to $885.8 million as of December 31, 2024, from $914.2 million as of December 31, 2023. The decrease in these loans was primarily a result of a $50.8 million decrease in consumer auto loans, partially offset with an increase of $31.7 million in residential mortgage loans. The reduction in consumer auto loans was planned given competitiveness for the best credit indirect auto loans. As of December 31, 2024, our consumer loan portfolio was comprised of $566.4 million in 1-4 family residential loans, $254.5 million in auto loans, and $64.9 million in other consumer loans.

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

Construction loans decreased $25.3 million, or 19.6%, to $103.9 million as of December 31, 2024 from $129.2 million as of December 31, 2023. The decrease resulted from the continued reduced demand for residential construction as interest rate levels remained elevated and projects were completed and sold.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.22 billion at December 31, 2024 and $1.21 billion at December 31, 2023. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of December 31, 2024, total income-producing commercial real estate property loans totaled $881.2 million and was comprised of $315.9 million of multi-family property loans, $181.0 million of retail property loans, $141.9 million of office property loans, $61.0 million in hospitality loans, and $181.4 million in other property loans. Other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of December 31, 2024, total construction, acquisition, and development property loans totaled $341.7 million and was comprised of $103.8 million in residential construction property loans and $237.9 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 53% at December 31, 2024. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 56% at December 31, 2024.

Owner-occupied commercial real estate loans totaled $366.8 million at December 31, 2024 and $341.1 million at December 31, 2023.

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2024	2023
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$537,688	$598,800
Standby letters of credit	18,696	11,503
Total	$556,384	$610,303

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

The allowance for credit losses was $43.2 million at December 31, 2024 compared to $42.4 million at December 31, 2023, an increase of $0.9 million, or 2.1%. The increase was primarily a result of a provision for credit losses on loans of $4.3 million being recorded during 2024 based on growth in the loan portfolio and net charge-offs of $3.5 million during 2024.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	As of or for the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$1,108,216	$988,121	$817,365
Commercial – specialized	395,450	350,940	351,598
Commercial – general	524,370	517,242	476,553
Consumer:
1-4 family residential	561,629	512,149	409,023
Auto loans	273,898	317,465	285,493
Other consumer	69,110	78,842	85,881
Construction	107,668	140,460	150,072
Loans held for sale	13,850	19,254	36,176
Total average loans outstanding during period	$3,054,191	$2,924,473	$2,612,161

Net charge-offs (recoveries) during the period
Commercial real estate	$42	$—	$(418)
Commercial – specialized	(80)	(164)	(807)
Commercial – general	910	292	(122)
Consumer:
1-4 family residential	169	(5)	100
Auto loans	1,051	691	364
Other consumer	1,057	861	913
Construction	310	319	161
Total net charge-offs (recoveries) during the period	$3,459	$1,994	$191

Total loans held for investment outstanding	$3,055,054	$3,014,153	$2,748,081
Nonaccrual loans	$22,102	$3,242	$5,802
Allowance for credit losses	$43,237	$42,356	$39,288

Ratio of allowance to total loans held for investment	1.42%	1.41%	1.43%
Ratio of allowance to nonaccrual loans	195.62%	1,306.48%	677.15%
Ratio of nonaccrual loans to total loans held for investment	0.72%	0.11%	0.21%

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	—	—	(0.05)%
Commercial – specialized	(0.02)%	(0.05)%	(0.23)%
Commercial – general	0.17%	0.06%	(0.03)%
Consumer:
1-4 family residential	0.03%	—	0.02%
Auto loans	0.38%	0.22%	0.13%
Other consumer	1.53%	1.09%	1.06%
Construction	0.29%	0.23%	0.11%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.11%	0.07%	0.01%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $3.5 million and were 0.11% of average loans outstanding for the year ended December 31, 2024, compared to $2.0 million and 0.07% for the year ended December 31, 2023. Gross charge-offs increased $1.3 million and recoveries decreased $191 thousand for the year ended December 31, 2024 compared to the same period in 2023. The increase in charge-offs was primarily attributable to an increase of $613 thousand in general commercial loan charge-offs and an increase of $298 thousand in charge-offs on consumer auto loans in 2024. The allowance for credit losses as a percentage of loans held for investment was 1.42% at December 31, 2024 and 1.41% at December 31, 2023.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	As of December, 31
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,973	36.9%	$15,808	37.3%	$13,029	33.1%
Commercial – specialized	4,640	10.7%	4,020	9.5%	3,425	8.7%
Commercial – general	6,874	15.9%	6,391	15.1%	9,215	23.5%
Consumer:
1-4 family residential	9,677	22.4%	9,177	21.7%	6,194	15.8%
Auto loans	3,015	7.0%	3,601	8.5%	3,926	10.0%
Other consumer	1,115	2.6%	968	2.3%	1,376	3.5%
Construction	1,943	4.5%	2,391	5.6%	2,123	5.4%
Total allowance for credit losses	$43,237	100.0%	$42,356	100.0%	$39,288	100.0%

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

At December 31, 2024, our total nonaccrual loans were $22.1 million, or 0.72% of total loans held for investment, as compared to $3.2 million, or 0.11% of total loans held for investment, at December 31, 2023. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of December 31, 2024 to cover any probable loss. The increase in the year ended December 31, 2024 was primarily due to one $19.5 million loan that was placed on nonaccrual status during the second quarter of 2024 after the maturity date was accelerated.

Nonperforming loans were $24.0 million at December 31, 2024 and $5.2 million at December 31, 2023. This increase is mainly due to the new nonaccrual loan noted above.

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

Total securities at December 31, 2024 were $577.2 million, representing a decrease of $45.5 million, or 7.3%, compared to $622.8 million at December 31, 2023. The decrease was primarily due to $33.2 million in maturities, prepayments and calls, net of purchases and a $9.7 million decrease in the fair value of available for sale securities at December 31, 2024 as compared to December 31, 2023.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the year ended December 31, 2024, the fair value adjustment to the Company’s available for sale securities decreased $9.7 million after increasing by $20.7 million during 2023. The change resulted from increased longer-term interest rates during 2024. At December 31, 2024, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,919	1.75%	$4,508	2.30%	$3,388	2.18%	$188,773	2.29%
Residential mortgage-backed securities	—	—	1,976	2.04%	693	2.82%	318,352	2.19%
Commercial mortgage-backed securities	—	—	—	—	46,601	2.22%	—	—
Collateralized mortgage obligations	—	—	—	—	68,780	5.26%	4,917	5.23%
Asset-backed and other amortizing securities	—	—	—	—	2,864	3.16%	13,243	2.75%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$2,919	1.75%	$6,484	2.22%	$134,326	4.00%	$525,285	2.27%

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

Total deposits at December 31, 2024 were $3.62 billion, representing a decrease of $5.3 million, or 0.1%, compared to $3.63 billion at December 31, 2023. Deposits were essentially unchanged, year-over-year, with an increase in interest-bearing deposits offset by a decline in noninterest-bearing deposits. As of December 31, 2024, 25.8% of total deposits were comprised of noninterest-bearing demand accounts, 61.9% of interest-bearing non-maturity accounts and 12.3% of time deposits. Interest-bearing non-maturity accounts included $207.8 million in brokered deposits, which represented 5.7% of total deposits at December 31, 2024.

The following table shows the deposit mix as of the dates presented:

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Noninterest-bearing deposits	$935,510	25.8%	$974,201	26.9%
NOW and other transaction accounts	498,718	13.8%	562,066	15.5%
Money market and other savings	1,741,988	48.1%	1,722,170	47.5%
Time deposits	444,660	12.3%	367,716	10.1%
Total deposits	$3,620,876	100.0%	$3,626,153	100.0%

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2024		2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$968,307	—%	$1,069,280	—%	$1,189,730	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	482,160	3.74%	401,075	2.93%	352,791	0.59%
Savings accounts	135,484	0.90%	145,758	0.87%	151,128	0.32%
Money market accounts	1,633,298	3.13%	1,571,152	2.70%	1,385,969	0.75%
Time deposits	411,028	4.07%	321,205	2.98%	327,289	1.22%
Total interest-bearing deposits	2,661,970	3.27%	2,439,190	2.66%	2,217,177	0.77%
Total deposits	$3,630,277	2.40%	$3,508,470	1.85%	$3,406,907	0.50%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of December 31, 2024 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$82,590	$60,159	$47,771	$6,274	$196,794

The estimated amount of uninsured deposits as of December 31, 2024 was $1.2 billion. This represented approximately 33% of total deposits and excludes $274 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2024 and 2023, we had total remaining borrowing capacity from the FHLB of $1.11 billion and $1.10 billion, respectively. We had no FHLB borrowings during the years ended December 31, 2024 or 2023.

The Company may use FHLB letters of credit to pledge to certain public deposits. The outstanding balance of FHLB letters of credit was $75.0 million and $0 at December 31, 2024 and December 31, 2023, respectively.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $654.0 million and $595.4 million at December 31, 2024 and 2023, respectively. There were no amounts outstanding on the FRB line of credit at December 31, 2024 and 2023. We had no long-term FRB borrowings during the years ended December 31, 2024 or 2023.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $140.0 million as of December 31, 2024 and 2023. The lines were not used, other than testing during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, the total amount of subordinated debt outstanding was $64.1 million, less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2024 and 2023. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of December 31, 2024, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, the interest rates on the junior subordinated deferrable interest debentures and the investment banker.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 7.54%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 6.01%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 6.12%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2024.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. We had available borrowing capacity of up to approximately $1.77 billion through the FHLB, the FRB’s discount window at December 31, 2024, which includes the unused line with the FHLB of $1.11 billion and the unused line with the FRB of $654.0 million. Additionally, we have uncollateralized lines with multiple banks totaling $140 million at December 31, 2024. These lines are not guaranteed and we are not placing reliance on them.

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

Capital

Total stockholders’ equity increased to $438.9 million as of December 31, 2024, compared to $407.1 million as of December 31, 2023. The increase from December 31, 2023 was primarily the result of $49.7 million in net income, partially offset by an increase in other comprehensive loss of $8.9 million, $9.2 million in dividends paid, and repurchases of common stock of $1.3 million for the year ended December 31, 2024.

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

At December 31, 2024, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2024, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2024 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024:
Total capital (to risk-weighted assets)
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%
Tier 1 capital (to average assets)
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023:
Total capital (to risk-weighted assets)
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%
Tier 1 capital (to average assets)
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

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

Treasury Stock

The Company repurchased stock in accordance with its stock repurchase programs during 2024 and 2023. In 2024, we repurchased 53,799 shares of common stock for a total of $1.3 million. In 2023, we repurchased 685,638 shares of common stock for a total of $17.8 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” of this Report for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2024	2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(4.63)	(10.02)
+200	(3.02)	(6.59)
+100	(1.54)	(3.21)
-100	0.01	3.35
-200	1.69	6.86

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2024		2023	2022
	(Dollars in thousands)
Total stockholders’ equity		$438,949	$407,114	$357,014
Less: Goodwill and other intangibles		(21,035)	(21,744)	(23,857)
Tangible common equity	$	$ 417,914	$385,370	$333,157

Total assets		$4,232,239	$4,204,793	$3,944,063
Less: Goodwill and other intangibles		(21,035)	(21,744)	(23,857)
Tangible assets		$4,211,204	$4,183,049	$3,920,206

Shares outstanding		16,455,826	16,417,099	17,027,197

Total stockholders’ equity to total assets		10.37%	9.68%	9.05%
Tangible common equity to tangible assets		9.92%	9.21%	8.50%
Book value per share		$26.67	$24.80	$20.97
Tangible book value per share		$25.40	$23.47	$19.57

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare consolidated financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our consolidated financial statements. We evaluate our estimates on an ongoing basis.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2024.

Allowance for Credit Losses. The allowance for credit losses includes credit losses on loans as well as the off-balance-sheet credit exposure, which is reported as a component of other liabilities on our consolidated balance sheets. The ACL for loans is established for future expected credit losses through a provision for credit losses charged to earnings. Expected losses are calculated using comparable and quantifiable information both internal and external about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. The ACL for loans is affected by charge-offs, recoveries and the provision for credit losses on loans.

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

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the consolidated statement of comprehensive income (loss) effect recorded in net gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model administered by a third-party that calculates present value of estimated future servicing income. The fair values of servicing rights are subject to significant fluctuations in valuation model assumptions as a result of changes in estimated and actual prepayment speeds and default rates and losses. Estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

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
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
South Plains Financial, Inc.
Lubbock, Texas

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

66

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL)

As of December 31, 2024, the Company’s loan portfolio totaled $3.1 billion and the related allowance for credit losses (ACL) on loans was $43.2 million. The Company calculates their ACL in accordance with Topic 326, Financial Instruments – Credit Losses. As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company applied a dual credit risk rating methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to non-analyzed loans. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within each loan segment. Qualitative factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage qualitative factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the critical audit matter includes the subjectivity and judgment involved in management’s determination of credit loss estimates and assumptions, specifically management’s determination of the delayed credit score migration qualitative factor adjustment and management’s determination of qualitative factor scorecard risk ratings assigned to each segment. Auditing these assumptions required an increased auditor effort and a high degree of auditor subjectivity and judgment.

The primary audit procedures we performed to address this critical audit matter included the following:

•	Evaluated the design and tested the operating effectiveness of controls relating to the ACL, including:

o
Management’s review of the ACL, including review of the qualitative factor adjustments, specifically the determination of the delayed credit score migration factor adjustment and the qualitative factor scorecard risk rating assigned to each segment,

o	Management’s review of portfolio trends that might impact the calculation of the ACL, and

o	The completeness and accuracy of inputs into the model used to determine the ACL

•
Evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework and the application of qualitative factor adjustments within the framework including evaluating the appropriate establishment of the delayed credit score migration qualitative factor and the qualitative factor scorecard risk rating against third party or internal sources;

•	Evaluated the qualitative factors for appropriate application through analyzing overall trends in credit quality and subsequent events; and

•	Evaluated and tested the data and inputs utilized within the ACL calculation for completeness and accuracy including mathematical accuracy of the calculation.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Houston, Texas
March 7, 2025

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$54,114	$62,821
Interest-bearing deposits in banks	304,968	267,337
Cash and cash equivalents	359,082	330,158

Securities available for sale	577,240	622,762
Loans held for sale ($13,791 and $6,615 at fair value at December 31, 2024 and 2023, respectively)	20,542	14,499
Loans held for investment	3,055,054	3,014,153
Allowance for credit losses on loans	(43,237)	(42,356)
Loans held for investment, net	3,011,817	2,971,797

Accrued interest receivable	21,687	20,881
Premises and equipment, net	52,951	55,070
Bank-owned life insurance	76,054	74,504
Goodwill	19,315	19,315
Intangible assets, net	1,720	2,429
Mortgage servicing rights	26,292	26,569
Deferred tax asset, net	22,840	19,413
Other assets	42,699	47,396
Total assets	$4,232,239	$4,204,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$935,510	$974,201
Interest-bearing	2,685,366	2,651,952
Total deposits	3,620,876	3,626,153

Accrued expenses and other liabilities	62,060	61,358
Subordinated debt	63,961	63,775
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,793,290	3,797,679
Stockholders’ equity:
Common stock, $1 par value per share, 30,000,000 shares authorized; 16,455,826 and 16,417,099 issued and outstanding at December 31, 2024 and 2023, respectively	16,456	16,417
Additional paid-in capital	97,287	97,107
Retained earnings	385,827	345,264
Accumulated other comprehensive loss	(60,621)	(51,674)
Total stockholders’ equity	438,949	407,114
Total liabilities and stockholders’ equity	$4,232,239	$4,204,793

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans, including fees	$202,270	$176,598	$137,954
Securities:
Taxable	21,090	21,590	15,010
Non-taxable	3,220	3,872	4,529
Federal funds sold and interest-bearing deposits in banks	14,319	9,973	3,675
Total interest income	240,899	212,033	161,168

Interest expense:
Deposits	87,081	64,987	17,002
Notes payable & other borrowings	—	5	—
Subordinated debt	3,339	4,018	4,050
Junior subordinated deferrable interest debentures	3,381	3,276	1,640
Total interest expense	93,801	72,286	22,692

Net interest income	147,098	139,747	138,476
Provision for credit losses	4,300	4,610	(2,619)
Net interest income, after provision for credit losses	142,798	135,137	141,095

Noninterest income:
Service charges on deposit accounts	8,026	7,130	6,829
Income from insurance activities	123	1,515	10,826
Net gain on sales of loans	10,524	11,027	20,764
Bank card services and interchange fees	13,640	13,323	12,946
Other mortgage banking income (loss)	3,662	2,790	10,606
Investment commissions	1,704	1,698	1,825
Fiduciary fees	2,719	2,433	2,390
Gain on sale of subsidiary	—	33,778	—
Other	7,674	5,532	9,959
Total noninterest income	48,072	79,226	76,145

Noninterest expense:
Salaries and employee benefits	74,338	79,377	86,323
Occupancy and equipment, net	16,105	16,102	15,987
Professional services	6,583	6,433	9,740
Marketing and development	3,782	3,453	3,614
IT and data services	4,286	3,410	3,780
Bank card expenses	5,873	5,557	5,376
Appraisal expenses	953	1,087	1,747
Realized loss on sale of securities	—	3,409	—
Other	15,658	16,118	17,522
Total noninterest expense	127,578	134,946	144,089

Income before income taxes	63,292	79,417	73,151
Income tax expense	13,575	16,672	14,911
Net income	$49,717	$62,745	$58,240

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Earnings per share:
Basic	$3.03	$3.73	$3.35
Diluted	$2.92	$3.62	$3.23

Net income	$49,717	$62,745	$58,240
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(9,706)	17,282	(114,367)
Less: Change in fair value on hedged state and municipal securities	(1,619)	(3,686)	14,607
Reclassification adjustment for loss on sale of securities	—	3,409	—
Tax effect	2,378	(3,571)	20,950
Other comprehensive income (loss)	(8,947)	13,434	(78,810)
Comprehensive income (loss)	$40,770	$76,179	$(20,570)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2021	17,760,243	$17,760	$133,215	$242,750	$13,702	$407,427
Net income	—	—	—	58,240	—	58,240
Cash dividends declared - $0.46 per share	—	—	—	(8,012)	—	(8,012)
Other comprehensive loss	—	—	—	—	(78,810)	(78,810)
Impact of adoption of Topic 842 related to leases	—	—	—	(717)	—	(717)
Issuance of stock related to stock-based awards, net of 1,417,462 shares for cashless exercise and net of 42,386 shares for taxes	126,756	127	(1,295)	—	—	(1,168)
Repurchases of common stock	(859,802)	(860)	(21,839)	—	—	(22,699)
Stock-based compensation	—	—	2,753	—	—	2,753
Balance at December 31, 2022	17,027,197	17,027	112,834	292,261	(65,108)	357,014
Net income	—	—	—	62,745	—	62,745
Cash dividends declared - $0.52 per share	—	—	—	(8,745)	—	(8,745)
Other comprehensive income	—	—	—	—	13,434	13,434
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Issuance of stock related to stock-based awards, net of 52,631 shares for cashless exercise and net of 27,262 shares for taxes	75,540	76	(807)	—	—	(731)
Repurchases of common stock	(685,638)	(686)	(17,077)	—	—	(17,763)
Stock-based compensation	—	—	2,157	—	—	2,157
Balance at December 31, 2023	16,417,099	16,417	97,107	345,264	(51,674)	407,114
Net income	—	—	—	49,717	—	49,717
Cash dividends declared - $0.56 per share	—	—	—	(9,154)	—	(9,154)
Other comprehensive loss	—	—	—	—	(8,947)	(8,947)
Issuance of stock related to stock-based awards, net of 45,972 shares for cashless exercise and net of 22,516 shares for taxes	92,526	93	(852)	—	—	(759)
Repurchases of common stock	(53,799)	(54)	(1,286)	—	—	(1,340)
Stock-based compensation	—	—	2,318	—	—	2,318
Balance at December 31, 2024	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands,)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$49,717	$62,745	$58,240
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,300	4,610	(2,619)
Provision for foreclosed asset losses	108	142	—
Depreciation and amortization	6,510	6,412	6,965
Accretion and amortization	2,844	3,381	4,072
Other gains, net	(216)	(275)	(166)
Gain on sale of subsidiary	—	(33,778)	—
Loss on sale of securities	—	3,409	—
Net gain on sales of loans	(10,524)	(11,027)	(20,764)
Proceeds from sales of loans held for sale	296,163	347,583	662,294
Loans originated for sale	(292,640)	(322,122)	(598,495)
Deferred income tax expense (benefit)	(1,049)	99	1,359
Earnings on bank-owned life insurance	(1,550)	(1,330)	(1,196)
Stock-based compensation	2,318	2,157	2,753
Change in valuation of mortgage servicing rights	1,235	2,375	(4,705)
Net change in:
Accrued interest receivable and other assets	1,423	(8,502)	(1,067)
Accrued expenses and other liabilities	742	2,660	16,919
Net cash provided by operating activities	59,381	58,539	123,590

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(304,783)	(199,898)	(176,713)
Sales	—	52,828	—
Maturities, prepayments, and calls	337,941	240,106	81,253
Loan originations and principal collections, net	(46,287)	(270,196)	(311,459)
Purchases of premises and equipment	(3,354)	(4,681)	(4,469)
Proceeds from sales of premises and equipment	380	968	480
Proceeds from sale of subsidiary	—	36,080	—
Proceeds from sales of foreclosed assets	2,176	1,417	2,051
Net cash used in investing activities	(13,927)	(143,376)	(408,857)

Cash flows from financing activities:
Net change in deposits	(5,277)	219,723	65,208
Payments to tax authorities for stock-based compensation	(759)	(731)	(1,168)
Payments made on subordinated debt	—	(12,372)	—
Cash dividends paid on common stock	(9,154)	(8,745)	(8,012)
Payments to repurchase common stock	(1,340)	(17,763)	(22,699)
Net cash provided by (used in) financing activities	(16,530)	180,112	33,329

Net change in cash and cash equivalents	$28,924	$95,275	$(251,938)
Beginning cash and cash equivalents	330,158	234,883	486,821
Ending cash and cash equivalents	$359,082	$330,158	$234,883

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$92,750	$70,065	$21,770
Income taxes paid	12,535	19,388	13,835
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	1,927	2,130	764
Premises and equipment transferred to foreclosed assets	—	172	—
Additions to mortgage servicing rights	958	1,470	3,069

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of December 31, 2024:

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

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extended the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. ASU 2022-06, which was effective upon issuance, deferred the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact the consolidated financial statements and the Company has fully transitioned all products tied to LIBOR.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update require public entities to disclose information about reportable segments’ significant expenses on an interim and annual basis. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Small Business Investment Company (“SBIC”) investments are equity interests in limited partnerships. The SBIC investments do not have readily determinable fair values and are recorded under the equity method of accounting. Adjustments to the cost basis occur as a result of capital contributions, distributions, the Company’s share of earnings, or changes in the value of the Company’s equity position. The Company’s share of earnings is included in noninterest income with a one-quarter lag period.

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

76

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing rights in earnings in the period in which the changes occur, and are included with Other mortgage banking income in the consolidated financial statements. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported in the consolidated financial statements as Other mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recorded when income is earned. Servicing income was $4.0 million, $4.2 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2024, 2023 and 2022.

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

Mortgage Banking Derivatives – Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market, forward commitments for the future delivery of these mortgage loans, and forward sales of mortgage-backed securities are accounted for as free-standing derivatives. At the time of the interest rate lock, the Company determines whether the loan will be sold through a best efforts contract or a mandatory delivery contract. These mortgage banking derivatives are not designated in hedge relationships.

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

79

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

In addition, certain trust customers have contracted with the Company to provide trust dissolution services, which are based on a unitary management fee treated as a single performance obligation. The Company’s performance obligation is satisfied over time-based on the customer simultaneously receiving and consuming the benefits of the Company’s service. The unitary management fee is treated as variable consideration and is evaluated and included in the transaction price at the end of each reporting period (quarterly). Revenue is recognized based on a reasonable time-based measure of progress towards the Company’s complete satisfaction of the performance obligation at the end of each respective reporting period, with the unearned amount based on progress measure being included in deferred contract liability. This variable consideration and the amount of revenue recognized is evaluated quarterly until the Company has entirely fulfilled its performance obligation, at which time the remaining unearned revenue is recognized.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2024 and 2023.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2024, 2023, and 2022 were approximately $3.3 million, $2.9 million, and $3.1 million, respectively.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from December 31, 2024 through the date this Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.	SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at year-end follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale:
State and municipal	$199,588	$1	$(26,292)	$—	$173,297
Residential mortgage-backed securities	321,021	—	(56,925)	—	264,096
Commercial mortgage-backed securities	46,601	—	(6,241)	—	40,360
Commercial collateralized mortgage obligations	73,697	—	(214)	—	73,483
Asset-backed and other amortizing securities	16,107	—	(1,526)	—	14,581
Other securities	12,000	—	(577)	—	11,423
	$669,014	$1	$(91,775)	$—	$577,240

December 31, 2023
Available for sale:
State and municipal	$202,814	$2	$(22,241)	$—	$180,575
Residential mortgage-backed securities	351,251	—	(50,547)	—	300,704
Commercial mortgage-backed securities	47,898	—	(6,150)	—	41,748
Commercial collateralized mortgage obligations	72,391	—	(461)	—	71,930
Asset-backed and other amortizing securities	18,476	—	(1,436)	—	17,040
Other securities	12,000	—	(1,235)	—	10,765
	$704,830	$2	$(82,070)	$—	$622,762

The amortized cost and estimated fair value of securities at December 31, 2024 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$2,919	$2,899
After 1 year through 5 years	4,508	4,376
After 5 years through 10 years	20,909	19,548
After 10 years	183,252	157,897
Declining-balance securities	457,426	392,520
	$669,014	$577,240

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $309.0 million and $438.9 million at December 31, 2024 and 2023, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The Company sold $56.2 million of available for sale securities in the second quarter of 2023. This resulted in realized losses on sale of $3.4 million.

The following table segregates securities with unrealized losses at year-end, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
State and municipal	$205	$1	$171,306	$26,291	$171,511	$26,292
Residential mortgage-backed securities	8	—	264,088	56,925	264,096	56,925
Commercial mortgage-backed securities	—	—	40,360	6,241	40,360	6,241
Commercial collateralized mortgage obligations	73,483	214	—	—	73,483	214
Asset-backed and other amortizing securities	—	—	14,581	1,526	14,581	1,526
Other securities	—	—	11,423	577	11,423	577
	$73,696	$215	$501,758	$91,560	$575,454	$91,775

December 31, 2023
State and municipal	$207	$—	$177,908	$22,241	$178,115	$22,241
Residential mortgage-backed securities	9	—	300,695	50,547	300,704	50,547
Commercial mortgage-backed securities	—	—	41,748	6,150	41,748	6,150
Commercial collateralized mortgage obligations	—	—	71,930	461	71,930	461
Asset-backed and other amortizing securities	—	—	17,040	1,436	17,040	1,436
Other securities	3,286	214	7,479	1,021	10,765	1,235
	$3,502	$214	$616,800	$81,856	$620,302	$82,070

There were 144 securities with an unrealized loss at December 31, 2024, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category at year-end as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Commercial real estate	$1,119,063	$1,081,056
Commercial - specialized	388,955	372,376
Commercial - general	557,371	517,361
Consumer:
1-4 family residential	566,400	534,731
Auto loans	254,474	305,271
Other consumer	64,936	74,168
Construction	103,855	129,190
	3,055,054	3,014,153
Allowance for credit losses on loans	(43,237)	(42,356)
Loans, net	$3,011,817	$2,971,797

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.22 billion at December 31, 2024, and $1.21 billion at December 31, 2023.

The ACL for loans was $43.2 million at December 31, 2024, compared to $42.4 million at December 31, 2023. The ACL for loans to loans held for investment was 1.42% at December 31, 2024 and 1.41% at December 31, 2023.

The following table details the activity in the ACL for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses (1)	Charge-offs	Recoveries	Ending Balance
For the year ended December 31, 2024
Commercial real estate	$15,808	$207	$(87)	$45	$15,973
Commercial - specialized	4,020	540	—	80	4,640
Commercial - general	6,391	1,393	(1,082)	172	6,874
Consumer:
1-4 family residential	9,177	669	(175)	6	9,677
Auto loans	3,601	465	(1,186)	135	3,015
Other consumer	968	1,204	(1,257)	200	1,115
Construction	2,391	(138)	(315)	5	1,943
	$42,356	$4,340	$(4,102)	$643	$43,237

(1) The $4.3 million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $4.3 million provision for credit losses on loans and a $(40) thousand provision for off-balance sheet credit exposures for the year ended December 31, 2024.

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

(1) The $4.6 million provision for credit loss on the Consolidated Statement of Comprehensive Income (Loss) includes a $5.0 million provision for credit losses on loans and a $(350) thousand provision for off-balance sheet credit exposures for the year ended December 31, 2024.

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

During the year ended December 31, 2024, the provision for credit losses on loans of $4.3 million was driven primarily by organic loan growth experienced during 2024 and net charge-offs of $3.5 million during the year.

The following table shows the Company’s amortized cost in loans and related ACL for collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Accounts Receivable	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
December 31, 2024
Commercial real estate	$—	$19,543	$—	$19,543	$552
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,575	—	1,575	—
	$—	$21,118	$—	$21,118	$552
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	353	691	—	1,044	142
Consumer:
1-4 family residential	—	362	—	362	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	218	—	218	—
	$353	$1,271	$—	$1,624	$142

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Nonaccrual with no ACL
December 31, 2024
Commercial real estate	$594	$96	$19,543	$—
Commercial - specialized	1,770	240	105	—
Commercial - general	1,374	244	180	—
Consumer:
1-4 Family residential	1,966	1,042	676	—
Auto loans	1,004	114	—	—
Other consumer	1,125	185	23	—
Construction	95	—	1,575	1,575
	$7,928	$1,921	$22,102	$1,575
December 31, 2023
Commercial real estate	$499	$86	$—	$—
Commercial - specialized	521	—	213	—
Commercial - general	1,316	296	953	—
Consumer:
1-4 Family residential	793	1,390	1,828	362
Auto loans	1,208	60	—	—
Other consumer	1,134	103	30	—
Construction	759	—	218	218
	$6,230	$1,935	$3,242	$580

Credit Quality Indicators
The Company grades its loans on a thirteen-point grading scale. These grades fit in one of the following categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans categorized as loss are charged-off immediately. The grading of loans reflects a judgment by the Company about the risks of default associated with the loan. The Company reviews the grades on loans as part of the Company’s on-going monitoring of the credit quality of the loan portfolio. These risk ratings are assigned based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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

87

Doubtful loans have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. All doubtful loans are on nonaccrual.

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the year ended December 31, 2024 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following table reflects the amortized cost basis in loans by credit quality indicator and origination year at the dates indicated, and gross charge-offs for the years ended December 31, 2024 and 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2024 and 2023.

				Term Loans
			Amortized Cost Basis by Origination Year
				December 31, 2024
(Dollars in thousands)
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$164,205	$233,047	$300,828	$126,548	$43,628	$175,319	$6,417	$1,049,992
Special mention	—	—	—	32,243	441	5,464	483	38,631
Substandard	—	—	147	25,164	3,125	2,004	—	30,440
Total commercial real estate loans	$164,205	$233,047	$300,975	$183,955	$47,194	$182,787	$6,900	$1,119,063
Current period gross charge-offs	$—	$—	$65	$—	$—	$22	$—	$87

Commercial - specialized:
Pass	$103,288	$60,881	$37,940	$41,721	$15,678	$28,488	$98,092	$386,088
Special mention	214	—	1,600	—	—	—	—	1,814
Substandard	510	—	85	84	297	77	—	1,053
Total commercial - specialized loans	$104,012	$60,881	$39,625	$41,805	$15,975	$28,565	$98,092	$388,955
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general:
Pass	$107,947	$72,500	$109,808	$65,564	$29,808	$82,909	$78,321	$546,857
Special mention	—	—	960	554	—	499	200	2,213
Substandard	98	463	2,405	4,427	19	805	84	8,301
Total commercial - general loans	$108,045	$72,963	$113,173	$70,545	$29,827	$84,213	$78,605	$557,371
Current period gross charge-offs	$—	$199	$466	$17	$—	$134	$266	$1,082

Consumer: 1-4 family residential:

Pass	$87,266	$101,022	$150,358	$91,929	$49,057	$73,730	$5,800	$559,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	810	284	1,057	225	4,812	50	7,238
Total consumer: 1-4 family residential loans	$87,266	$101,832	$150,642	$92,986	$49,282	$78,542	$5,850	$566,400
Current period gross charge-offs	$—	$—	$121	$51	$—	$3	$—	$175

Consumer: auto loans:
Pass	$70,621	$72,009	$76,412	$25,869	$7,293	$1,931	$—	$254,135
Special mention	—	—	—	—	—	—	—	—
Substandard	21	28	82	179	4	25	—	339
Total consumer: auto loans	$70,642	$72,037	$76,494	$26,048	$7,297	$1,956	$—	$254,474
Current period gross charge-offs	$23	$386	$519	$198	$25	$35	$—	$1,186

Consumer: other consumer:
Pass	$23,665	$12,969	$14,790	$5,477	$1,232	$5,382	$1,324	$64,839
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	8	47	—	42	—	97
Total consumer: other consumer loans	$23,665	$12,969	$14,798	$5,524	$1,232	$5,424	$1,324	$64,936
Current period gross charge-offs (1)	$469	$308	$245	$43	$29	$145	$18	$1,257

Construction:
Pass	$65,920	$30,572	$2,172	$2,630	$—	$—	$891	$102,185
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,190	480	—	—	—	—	1,670
Total construction loans	$65,920	$31,762	$2,652	$2,630	$—	$—	$891	$103,855
Current period gross charge-offs	$—	$315	$—	$—	$—	$—	$—	$315

(1) Includes $457 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

87

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

The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable
December 31, 2024
Commercial real estate	$74	$65	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	13	—	—	—	—	—	—	—
Commercial - general	—	428	—	11	29	—	47	0.09%
Consumer:
1-4 family	322	—	—	187	—	—	—	0.09%
Auto loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Construction	—	—	818	1,670	—	—	—	2.40%
	$409	$493	$818	$1,868	$29	$—	$47	0.12%
December 31, 2023
Commercial real estate	$—	$2,118	$—	$127	$—	$—	$—	0.21%
Commercial - specialized	103	—	—	81	686	—	—	0.23%
Commercial - general	266	6,995	—	598	109	—	28	1.55%
Consumer:
1-4 family	187	390	—	87	—	—	7	0.13%
Auto loans	34	35	—	17	—	42	—	0.04%
Other consumer	—	—	—	—	—	7	—	0.01%
Construction	—	2,315	—	302	—	—	—	2.03%
	$590	$11,853	$—	$1,212	$795	$49	$35	0.48%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following presents the performance of such loans that have been modified in the years ended December 31, 2024 and 2023 (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
December 31, 2024
Commercial real estate	$74	$—	$—
Commercial - specialized	—	—	13
Commercial - general	59	82	—
Consumer:
1-4 Family residential	—	60	—
Auto loans	—	—	—
Other consumer	—	—	—
Construction	95	—	1,575
	$228	$142	$1,588
December 31, 2023
Commercial real estate	$—	$—	$—
Commercial - specialized	—	—	265
Commercial - general	69	33	63
Consumer:
1-4 Family residential	—	—	—
Auto loans	69	—	—
Other consumer	—	—	—
Construction	—	—	272
	$138	$33	$600

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
December 31, 2024
Commercial real estate	$—	—	12
Commercial - specialized	—	—	—
Commercial - general	—	0.82%	14
Consumer:
1-4 Family residential	—	—	10
Auto loans	—	—	—
Other consumer	—	—	—
Construction	—	4.25%	5
	$—	3.96%	8
December 31, 2023
Commercial real estate	$—	—	5
Commercial - specialized	—	0.86%	56
Commercial - general	—	1.97%	16
Consumer:
1-4 Family residential	—	1.75%	16
Auto loans	—	0.86%	11
Other consumer	—	4.75%	—
Construction	—	—	6
	$—	1.07%	15

90

As of December 31, 2024, the Company had no loans that were modified during the year ended December 31, 2024 that subsequently defaulted. As of December 31, 2023, the Company had one loan relationship made to borrowers experiencing financial difficulty that was modified during the year ended December 31, 2023 that subsequently defaulted, totaling $297 thousand. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

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

4.	FORECLOSED ASSETS

Foreclosed assets activity was as follows for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Beginning balance	$912	$169	$1,032
Additions	1,927	2,302	764
Sales, net	(2,201)	(1,417)	(1,627)
Current year valuation write-down	(108)	(142)	—
Ending balance	$530	$912	$169

Activity in the valuation allowance was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Beginning balance	$142	$—	$—
Current year valuation write-down	108	142	—
Reduction from sales	(142)	—	—
Ending balance	$108	$142	$—

Net expenses related to foreclosed assets include the following for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net gain on sales	$25	$—	$(424)
Current year valuation write-down	108	142	—
Operating expenses, net of rental income	136	42	65
Foreclosed assets expense, net	$269	$184	$(359)

5.	PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows (dollars in thousands):

	December 31,
	2024	2023
Land	$9,514	$9,530
Buildings and improvements	66,707	66,558
Furniture and equipment	47,166	51,225
Construction in process	1,365	396
	124,752	127,709
Less accumulated depreciation	(71,801)	(72,639)
Premises and equipment, net	$52,951	$55,070

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $5.3 million, $5.1 million, and $5.1 million, respectively.

6.	LEASES

Lessee Arrangements

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of December 31, 2024 and 2023, the Company had no finance leases.

The balance sheet components of the Company’s leases at year-end are as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right of use assets (included in Other assets)	$7,968	$8,681
Operating lease liabilities (included in Accrued expenses and other liabilities)	8,906	9,630

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $2.4 million, $2.9 million and $2.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,906	$2,004
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$636	$2,515

For operating leases, the Company’s weighted average remaining lease terms and weighted average discount rate was 9.22 years and 5.64%, respectively, as of  December 31, 2024, and 9.90 years and 5.51%, respectively, as of December 31, 2023.

Future undiscounted lease payments at December 31, 2024, under operating lease agreements, are presented below (in thousands).

2025	$1,637
2026	1,558
2027	1,435
2028	1,276
2029	1,107
Thereafter	4,499
Total minimum lease payments	11,512
Less: Amount representing interest	(2,606)
Lease liabilities	$8,906

As of December 31, 2024, the Company had no significant additional operating leases that have not yet commenced.

Lessor Arrangements

The Company leases certain facilities and office space under operating lease agreements to outside parties. Operating lease income for the years ended December 31, 2024, 2023, and 2022 was $883 thousand, $839 thousand, and $800 thousand, respectively, and is included in occupancy and equipment, net in the Consolidated Statements of Comprehensive Income (Loss).

7.	GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at December 31, 2024 and 2023, respectively.

Other intangible assets, which consisted of CDI, customer lists, and employment agreements at the dates indicated are summarized below (dollars in thousands):

	December 31,
	2024	2023
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(4,959)	(4,250)
Other intangible assets, net	$1,720	$2,429

On April 1, 2023, the sale of Windmark was completed, resulting in the removal of goodwill and other intangible assets, net of accumulated amortization, of $193 thousand and $942 thousand, respectively.

Amortization expense for other intangibles for the years ended December 31, 2024, 2023, and 2022 totaled $0.7 million, $1.0 million, and $1.5 million, respectively. The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five years is as follows (dollars in thousands):

2025	$587
2026	465
2027	344
2028	223
2029	101

8.	MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio for the periods or dates presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$26,569	$27,474	$19,700
Additions	958	1,470	3,069
Valuation adjustment	(1,235)	(2,375)	4,705
Ending balance	$26,292	$26,569	$27,474

	December 31,
	2024	2023
Mortgage loans serviced for others	$1,903,854	$2,001,476
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.38%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	December 31,
	2024	2023
Weighted average constant prepayment rate	7.16%	7.46%
Weighted average discount rate	10.17%	10.66%
Weighted average life in years	8.09	8.09

9.	DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 were $208.8 million and $170.4 million at December 31, 2024 and 2023, respectively.

The scheduled maturities of time deposits at December 31, 2024 follows (dollars in thousands):

2025	$417,914
2026	19,778
2027	2,348
2028	2,776
2029	1,665
Thereafter	71
$444,552

10.	BORROWING ARRANGEMENTS

Short-term Borrowings
There were no balances as of December 31, 2024 and 2023 related to federal funds purchased or FHLB short-term advances. Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of Credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $3.1 million and $3.0 million at December 31, 2024 and 2023. The available capacity of the line was $1.1 billion and $1.1 billion with no outstanding borrowings at December 31, 2024 and 2023, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $654.0 million and $595.4 million at December 31, 2024 and 2023, respectively. This line was not used at December 31, 2024 or 2023.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $140.0 million as of December 31, 2024 and 2023. These lines were not used at December 31, 2024 or 2023.

Notes Payable and Other Borrowings
The bank had no FHLB advances outstanding at December 31, 2024 or 2023.
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

The common capital securities issued by the trusts ($1.4 million) are included in other assets in the Consolidated Balance Sheets under the equity method of accounting. The amount of the capital securities represents the Company’s maximum exposure to loss.

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

The following table is a detail of the debentures and TPS at December 31, 2024 (dollars in thousands):

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
SPFCT III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291bps; 7.54%
SPFCT IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165bps; 6.01%
SPFCT V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176bps; 6.12%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

94

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

As of December 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million. As of December 31, 2023, the total amount of subordinated notes outstanding was $64.1 million less approximately $325 thousand of remaining debt issuance costs for a total balance of $63.8 million.

11.	EMPLOYEE BENEFITS

The Company sponsors the City Bank 401(k) Plan (the “401(k) Plan”). Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.8 million in 2024, $1.8 million in 2023, and $1.9 million in 2022.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.5 million, $4.4 million, and $4.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $746 thousand and $742 thousand as of December 31, 2024 and 2023, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $150 thousand per participant per year.

Non-Qualified Plans – Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $13.7 million and $13.3 million was accrued at December 31, 2024 and 2023, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2024, 2023, and 2022 was approximately $1.1 million, $1.1 million and, $1.0 million, respectively.

12.	STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 4,919,509 at December 31, 2024. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the year indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2024
Outstanding at beginning of year:	1,280,858	$16.91		$22,849
Granted	32,465	29.32		176
Exercised	(137,536)	11.97		(3,133)
Forfeited	—	—		—
Expired	—	—		—

Balance at end of year	1,175,787	$17.83	4.54	$19,892

Exercisable at end of period	1,064,695	$17.01	4.22	$18,886

Vested at end of period	1,064,695	$17.01	4.22	$18,886

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	40.45%	39.13% to 39.68%	40.20% to 40.29%
Expected dividend yield	1.80%	1.74% to 1.90%	1.30%
Expected term (years)	6.1	6.1 to 6.3	6.1 to 6.3
Risk-free interest rate	3.94%	3.91% to 3.98%	1.56% to 1.95%
Weighted average grant date fair value	$11.10	$10.26	$10.54

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $3.3 million, $1.8 million, and $3.9 million, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the year indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2024
Outstanding at beginning of year:	125,917	$26.58
Granted	89,103	26.56
Exercised	(23,478)	27.38
Forfeited	(3,647)	24.54

Balance at end of year	187,895	$26.51

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $643 thousand, $931 thousand, and $601 thousand, respectively.

For the years ended December 31, 2024, 2023, and 2022 the Company recorded stock-based compensation expense related to the Plan of $2.3 million, $2.2 million and $2.8 million, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2024 was $3.2 million and will be recognized over a weighted average remaining period of 1.65 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Stock-based compensation expense related to the ESPP was $53 thousand for the year ended December 31, 2024. At December 31, 2024, there was $11 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of one month. As of December 31, 2024, no shares were issued under the ESPP Plan.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated during is presented below:

Year Ended December 31, 2024
Expected volatility	31.31%
Expected dividend yield	1.89%
Expected term (years)	0.5
Risk-free interest rate	5.02%

13.	INCOME TAXES

The components of income tax expense (benefit) was as follows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense
Federal	$14,184	$16,192	$13,250
State	440	381	302
Deferred expense
Federal	(1,049)	99	1,359
Total	$13,575	$16,672	$14,911

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate times financial statement income	$13,291	$16,678	$15,362
Effect of:
Tax-exempt income	(701)	(836)	(953)
State taxes, net of federal benefit	348	301	239
Earnings from bank owned life insurance	(326)	(279)	(251)
Non-deductible expenses	648	675	409
Other, net	315	133	105
Total	$13,575	$16,672	$14,911
Effective tax rate	21.45%	20.99%	20.38%

Year-end deferred tax assets and liabilities were due to the following at year-end (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$9,080	$8,895
Deferred compensation	5,884	5,640
Leases	197	200
Other real estate owned	23	30
Nonaccrual loans	320	78
Unrealized gain on available-for-sale securities	19,273	17,234
Other	446	456
Total deferred tax assets	35,223	32,533

Deferred tax liabilities
Depreciation	(2,457)	(2,800)
Intangibles	(401)	(626)
Prepaid expenses	(704)	(564)
Mortgage servicing rights	(5,521)	(5,580)
Other	(3,300)	(3,550)
Total deferred tax liabilities	(12,383)	(13,120)
Net deferred tax asset	$22,840	$19,413

14.	RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2024 and 2023 aggregated approximately $44.3 million and $10.7 million, respectively. There were no charge-offs related to these loans in 2024 or 2023 and any advance and repayment activity was routine. Deposits from these related parties in the consolidated financial statements were not significant.

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

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow (dollars in thousands):

	December 31,
	2024	2023
Commitments to grant loans and unfunded commitments under lines of credit	$537,688	$598,800
Standby letters-of-credit	18,696	11,503

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

FHLB Letters of Credit – The Company has used FHLB letters of credit to pledge to certain public deposits. There were $75.0 and no FHLB letters of credit outstanding at December 31, 2024 or 2023, respectively.

98

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024 and 2023, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2024 and 2023, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2024 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024:
Total Capital to Risk Weighted Assets:
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
City Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
City Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
City Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%

Tier I Capital to Average Assets:
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
City Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

December 31, 2023:
Total Capital to Risk Weighted Assets:
Consolidated	$589,565	16.74%	$369,753	10.50%	N/A	N/A
City Bank	494,353	14.04%	369,635	10.50%	$352,033	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	482,044	13.69%	299,324	8.50%	N/A	N/A
City Bank	450,607	12.80%	299,228	8.50%	281,627	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	437,044	12.41%	246,502	7.00%	N/A	N/A
City Bank	450,607	12.80%	246,423	7.00%	228,822	6.50%

Tier I Capital to Average Assets:
Consolidated	482,044	11.33%	171,037	4.00%	N/A	N/A
City Bank	450,607	10.60%	170,945	4.00%	212,594	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2024.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Year Ended December 31,
Interest Rate Contracts	Location	2024	2023	2022
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(1,133)	$(3,497)	$14,439
Change in fair value of hedged investment securities	Other noninterest expense	1,619	3,685	(14,607)

Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	57	(334)	911
Change in fair value of hedged fixed rate loans	Interest income - Loans	24	335	(918)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2024		2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$987	$10
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	11,803	205	7,796	158
Interest rate swaps related to state and municipal securities	123,760	15,495	123,760	16,628

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		For the Year Ended December 31,
	Location	2024	2023	2022
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$264	$(405)	$(1,109)

100

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$16,000	$76	$—	$—
Interest rate lock commitments	12,937	222	16,887	444

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$1,277	$12	$19,021	$422
Interest rate lock commitments	—	—	—	—

The Company had received cash collateral of $17.0 million and $18.3 million to offset asset derivative positions on its interest rate swaps at December 31, 2024 and 2023, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million and $1.1 million to offset liability derivative positions on its interest rate swaps at December 31, 2024 and 2023, respectively. Additionally, the Company had advanced $270 thousand and $440 thousand on its mortgage forward contracts at December 31, 2024 and 2023, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$104,856	$87,167
Investment in banking subsidiary	436,989	420,677
Investment in other subsidiary	51	51
Other assets	9,060	12,592
Total assets	$550,956	$520,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$110,354	$110,168
Accrued expenses and other liabilities	1,653	3,205
Stockholders’ equity	438,949	407,114
Total liabilities and stockholders’ equity	$550,956	$520,487

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
Dividends	$31,400	$35,000	$40,375
Other income	102	100	52
Interest expense	(6,721)	(7,294)	(5,689)
Other expense	(2,168)	(1,897)	(1,768)
Income before income tax and undistributed subsidiary income	22,613	25,909	32,970
Income tax benefit	(1,845)	(1,904)	(1,555)
Equity in undistributed subsidiary income	25,259	34,932	23,715
Net income	$49,717	$62,745	$58,240

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$49,717	$62,745	$58,240
Adjustments:
Equity in undistributed subsidiary income	(25,259)	(34,932)	(23,715)
Amortization of debt issuance costs	186	186	186
Stock based compensation	2,318	2,157	2,753
Change in other assets	3,532	(3,378)	(3,201)
Change in other liabilities	(1,552)	1,004	369
Net cash provided by operating activities	28,942	27,782	34,632

Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,372)	—
Payments to tax authorities for stock-based compensation	(759)	(731)	(1,168)
Payments to repurchase common stock	(1,340)	(17,763)	(22,699)
Cash dividends paid on common stock	(9,154)	(8,745)	(8,012)
Net cash used in financing activities	(11,253)	(39,611)	(31,879)

Net change in cash and cash equivalents	17,689	(11,829)	2,753
Beginning cash and cash equivalents	87,167	98,996	96,243
Ending cash and cash equivalents	$104,856	$87,167	$98,996

19.	EARNINGS PER SHARE

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	December 31,
	2024	2023	2022
Net income	$49,717	$62,745	$58,240

Weighted average common shares outstanding - basic	16,410,336	16,843,753	17,373,138
Effect of dilutive securities:
Stock based compensation awards	621,002	489,459	646,690
Weighted average common shares outstanding - diluted	17,031,338	17,333,212	18,019,828

Basic earnings per share	$3.03	$3.73	$3.35
Diluted earnings per share	$2.92	$3.62	$3.23

20.	SEGMENT INFORMATION

Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company’s reportable banking segment is determined by its President, who is the designated CODM. City Bank is the only significant subsidiary upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products, services, and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, banking. Loans, investments, and deposits provide the significant revenues and interest expense, provision for credit losses and salaries and employee benefits comprise the significant expenses within the banking segment. All significant revenues and expenses mentioned above are shown individually on the Consolidated Statements of Comprehensive Income (Loss).

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated (dollars in thousands):

	Gains and (Losses) on Fair Value Hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
For the Year Ended December 31, 2024
Beginning balance	$13,160	$(64,834)	$(51,674)
Other comprehensive income (loss) before reclassification	(1,279)	(7,668)	(8,947)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	(1,279)	(7,668)	(8,947)
Ending balance	$11,881	$(72,502)	$(60,621)

For the Year Ended December 31, 2023
Beginning balance	$16,072	$(81,180)	$(65,108)
Other comprehensive income (loss) before reclassification	(2,912)	13,653	10,741
Amounts reclassified from other comprehensive	—	2,693	2,693
Net current period other comprehensive income (loss)	(2,912)	16,346	13,434
Ending balance	$13,160	$(64,834)	$(51,674)

For the Year Ended December 31, 2022
Beginning balance	$4,532	$9,170	$13,702
Other comprehensive income (loss) before reclassification	11,540	(90,350)	(78,810)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	11,540	(90,350)	(78,810)
Ending balance	$16,072	$(81,180)	$(65,108)

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income (Loss).
22.	FAIR VALUE DISCLOSURES

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

105

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$173,297	$—	$173,297
Residential mortgage-backed securities	—	264,096	—	264,096
Commercial mortgage-backed securities	—	40,360	—	40,360
Commercial collateralized mortgage obligations	—	73,483	—	73,483
Asset-backed and other amortizing securities	—	14,581	—	14,581
Other securities	—	11,423	—	11,423
Loans held for sale (mandatory)	—	13,791	—	13,791
Mortgage servicing rights	—	—	26,292	26,292
Asset derivatives	—	15,998	—	15,998
Liability derivatives	—	(12)	—	(12)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,566	20,566

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$180,575	$—	$180,575
Residential mortgage-backed securities	—	300,704	—	300,704
Commercial mortgage-backed securities	—	41,748	—	41,748
Commercial collateralized mortgage obligations	—	71,930	—	71,930
Asset-backed and other amortizing securities	—	17,040	—	17,040
Other securities	—	10,765	—	10,765
Loans held for sale (mandatory)	—	6,615	—	6,615
Mortgage servicing rights	—	—	26,569	26,569
Asset derivatives	—	17,230	—	17,230
Liability derivatives	—	(432)	—	(432)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	1,482	1,482

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 8 for the Level 3 change activity for the years ended December 31, 2024, 2023 and 2022.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2024, and 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At December 31, 2024 and 2023 the aggregate fair value of loans held for sale for mandatory delivery was $13.8 million and $6.6 million, respectively. The aggregate unpaid principal balance as of the same dates was $13.5 million and $6.4 million, respectively, representing differences between fair value and unpaid principal balance of $271 thousand and $190 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at December 31, 2024 and 2023.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income (Loss). For the years ended December 31, 2024, 2023, and 2022 this amount totaled $345 thousand, $(424) thousand, and $(2.1) million, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31 (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
December 31, 2024
Non-recurring
Loans held for investment	$20,566	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,292	Discounted cash flows	Constant prepayment rate	7.16%
			Discount rate	10.17%

December 31, 2023
Non-recurring
Loans held for investment	$1,482	Third party appraisals or inspections	Collateral discounts and selling costs	20%-100%
Recurring:
Mortgage servicing rights	26,569	Discounted cash flows	Constant prepayment rate	7.46%
			Discount rate	10.66%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows as of December 31 (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash and cash equivalents	$359,082	$359,082	$—	$—	$359,082
Loans held for investment, net	3,011,817	—	—	2,937,678	2,937,678
Loans held for sale (best efforts)	6,751	—	6,875	—	6,875
Accrued interest receivable	21,687	—	21,687	—	21,687

Financial liabilities:
Deposits	3,620,876	—	3,621,106	—	3,621,106
Accrued interest payable	6,108	—	6,108	—	6,108
Junior subordinated deferrable interest debentures	46,393	—	34,285	—	34,285
Subordinated debt	63,961	—	60,969	—	60,969

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash and cash equivalents	$330,158	$330,158	$—	$—	$330,158
Loans held for investment, net	2,971,797	—	—	2,848,536	2,848,536
Loans held for sale (best efforts)	7,884	—	7,977	—	7,977
Accrued interest receivable	20,881	—	20,881	—	20,881

Financial liabilities:
Deposits	3,626,153	—	3,625,321	—	3,625,321
Accrued interest payable	5,057	—	5,057	—	5,057
Junior subordinated deferrable interest debentures	46,393	—	33,098	—	33,098
Subordinated debt	63,775	—	57,497	—	57,497

106

23.  IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR

The Company identified an immaterial prior period error in the Consolidated Statements of Cash Flows related to cash flow activity of certain of the Company’s portfolio mortgage loans and third-party brokered loans erroneously being included in the cash flow activity for loans held for sale. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Cash Flows are not material to any previously presented consolidated financial statements. The corrections had no impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Changes in Stockholders’ Equity, or notes to these consolidated financial statements, for any previously presented interim or annual consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended December 31, 2022 in this Annual Report on Form 10-K.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2022. A summary of the immaterial corrections to the Company’s previously reported audited consolidated financial statements follows.

Corrected Consolidated Statement of Cash Flows for the Year Ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	As Reported	Immaterial Correction	As Corrected
Proceeds from sales of loans held for sale	$783,212	$(120,918)	$662,294
Loans originated for sale	$(719,413)	$120,918	$(598,495)

24.	SUBSEQUENT EVENTS

Dividend Declaration

On January 23, 2025, the Company declared a cash dividend of $0.15 per share of common stock to be paid on February 18, 2025 to all shareholders of record as of February 3, 2025.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

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

Forvis Mazars, LLP, Houston, Texas, (U.S. PCAOB Auditor Firm I.D.: 686), an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and issued an unqualified opinion thereon as stated in their report, which appears in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

During the three months ended December 31, 2024, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

In accordance with Item 406 of Regulation S-K, we have adopted a Code of Business Conduct and Ethics that applies to Company executives, directors and employees. The Code of Business Conduct and Ethics is posted on our website at www.spfi.bank under “Governance.” Within the time period required by the Securities and Exchange Commission, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.

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

4.3	Form of Fixed to Floating Rate Subordinated Note due September 30, 2030 (included as Exhibit A-2 to the Indenture incorporated herein by reference as Exhibit 4.2 hereto).

4.4*	Description of Securities of South Plains Financial, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.11	Nonqualified Deferred Compensation Plan Basic Plan Document. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895))

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

10.18
Deferred Compensation Plan Adoption Agreement of Steven Crockett, effective January 1, 2008, as amended effective January 1, 2015 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895)).

10.19
Second Amendment to Steven Crockett Deferred Compensation Plan Adoption Agreement, effective March 15, 2024 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895)).

19.1*	South Plains Financial, Inc. Insider Trading Policy.

21.1*	Subsidiaries of South Plains Financial, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.0*	South Plains Financial, Inc. Incentive Award Recoupment Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Plains Financial, Inc.

Date: March 7, 2025	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 7, 2025

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 7, 2025

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 7, 2025

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 7, 2025

/s/ Noe G. Valles
Noe G. Valles	Director	March 7, 2025

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 7, 2025

/s/ LaDana R. Washburn
LaDana R. Washburn	Director	March 7, 2025