Form 10-Q
period 2025-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2025-05-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 1, 2025, the registrant had 16,227,687 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$56,006	$54,114
Interest-bearing deposits in banks	480,294	304,968
Cash and cash equivalents	536,300	359,082
Securities available for sale	571,527	577,240
Loans held for sale ($11,127 and $13,791 at fair value at March 31, 2025 and December 31, 2024, respectively)	13,931	20,542
Loans held for investment	3,075,860	3,055,054
Allowance for credit losses on loans	(42,968)	(43,237)
Loans held for investment, net	3,032,892	3,011,817
Accrued interest receivable	17,743	21,687
Premises and equipment, net	50,873	52,951
Bank-owned life insurance	76,459	76,054
Goodwill	19,315	19,315
Intangible assets, net	1,569	1,720
Mortgage servicing rights	24,906	26,292
Deferred tax asset, net	21,944	22,840
Other assets	37,750	42,699
Total assets	$4,405,209	$4,232,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$966,464	$935,510
Interest-bearing	2,826,055	2,685,366
Total deposits	3,792,519	3,620,876
Accrued expenses and other liabilities	58,547	62,060
Subordinated debt	64,007	63,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,961,466	3,793,290

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,235,647 and 16,455,826 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16,236	16,456
Additional paid-in capital	89,799	97,287
Retained earnings	395,652	385,827
Accumulated other comprehensive loss	(57,944)	(60,621)
Total stockholders’ equity	443,743	438,949
Total liabilities and stockholders’ equity	$4,405,209	$4,232,239

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$50,570	$48,932
Securities:
Taxable	4,692	5,511
Non-taxable	801	809
Federal funds sold and interest-bearing deposits in banks	3,859	3,475
Total interest income	59,922	58,727
Interest expense:
Deposits	19,827	21,663
Subordinated debt	835	835
Junior subordinated deferrable interest debentures	733	861
Total interest expense	21,395	23,359
Net interest income	38,527	35,368
Provision for credit losses	420	830
Net interest income, after provision for credit losses	38,107	34,538
Noninterest income:
Service charges on deposit accounts	2,141	1,813
Net gain on sales of loans	2,591	2,654
Bank card services and interchange fees	3,379	3,061
Other mortgage banking income (loss)	(478)	1,291
Investment commissions	434	434
Fiduciary fees	738	754
Other	1,820	1,402
Total noninterest income	10,625	11,409
Noninterest expense:
Salaries and employee benefits	19,441	18,988
Occupancy and equipment, net	4,027	3,920
Professional services	1,730	1,483
Marketing and development	905	754
IT and data services	1,164	990
Bank card expenses	1,454	1,397
Appraisal expenses	192	227
Other	4,117	4,171
Total noninterest expense	33,030	31,930
Income before income taxes	15,702	14,017
Income tax expense	3,408	3,143
Net income	$12,294	$10,874

Earnings per share:
Basic	$0.75	$0.66
Diluted	$0.72	$0.64

Net income	$12,294	$10,874
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	5,640	(10,832)
Less: Change in fair value on hedged state and municipal securities	(2,252)	1,385
Tax effect	(711)	1,984
Other comprehensive income (loss)	2,677	(7,463)
Comprehensive income	$14,971	$3,411

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Three Months Ended March 31, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	10,874	—	10,874
Cash dividends declared - $0.13 per share	—	—	—	(2,127)	—	(2,127)
Other comprehensive loss	—	—	—	—	(7,463)	(7,463)
Net issuance of stock related to stock-based awards	16,062	16	(148)	—	—	(132)
Repurchases of common stock	(1,406)	(1)	(34)	—	—	(35)
Stock-based compensation	—	—	481	—	—	481
Balance at end of period	16,431,755	$16,432	$97,406	$354,011	$(59,137)	$408,712

Three Months Ended March 31, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	—	—	—	12,294	—	12,294
Cash dividends declared - $0.15 per share	—	—	—	(2,469)	—	(2,469)
Other comprehensive income	—	—	—	—	2,677	2,677
Net issuance of stock related to stock-based awards	21,107	21	(283)	—	—	(262)
Stock issued under employee stock purchase plan	8,714	9	226	—	—	235
Repurchases of common stock	(250,000)	(250)	(8,000)	—	—	(8,250)
Stock-based compensation	—	—	569	—	—	569
Balance at end of period	16,235,647	$16,236	$89,799	$395,652	$(57,944)	$443,743

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,294	$10,874
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	420	830
Depreciation and amortization	1,478	1,625
Accretion and amortization	738	594
Other gains, net	(149)	—
Net gain on sales of loans	(2,591)	(2,654)
Proceeds from sales of loans held for sale	73,385	69,962
Loans originated for sale	(64,382)	(68,779)
Deferred income tax expense	185	88
Earnings on bank-owned life insurance	(405)	(375)
Stock-based compensation	569	481
Change in valuation of mortgage servicing rights	1,585	(55)
Net change in:
Accrued interest receivable and other assets	6,651	6,496
Accrued expenses and other liabilities	(3,683)	73
Net cash provided by operating activities	26,095	19,160

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(299,849)
Maturities, prepayments, and calls	10,661	311,363
Loan originations and principal collections, net	(21,821)	1,027
Purchases of premises and equipment	(1,135)	(474)
Proceeds from sales of premises and equipment	2,093	—
Proceeds from sales of foreclosed assets	428	430
Net cash provided by (used in) investing activities	(9,774)	12,497

Cash flows from financing activities:
Net change in deposits	171,643	12,418
Proceeds from common stock issuance, net	235	—
Payments to tax authorities for stock-based compensation	(262)	(132)
Cash dividends paid on common stock	(2,469)	(2,127)
Payments to repurchase common stock	(8,250)	(35)
Net cash provided by financing activities	160,897	10,124

Net change in cash and cash equivalents	177,218	41,781
Beginning cash and cash equivalents	359,082	330,158
Ending cash and cash equivalents	$536,300	$371,939

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$22,485	$24,188
Income taxes paid	—	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$498	$380
Additions to mortgage servicing rights	199	219

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of March 31, 2025:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 7, 2025 (the “2024 Annual Report on Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the Company’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a material effect on the Company’s financial statements.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

A summary of the amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated is presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Available for sale:
State and municipal	$198,171	$2	$(29,155)	$—	$169,018
Residential mortgage-backed securities	314,151	—	(50,234)	—	263,917
Commercial mortgage-backed securities	46,265	—	(5,232)	—	41,033
Commercial collateralized mortgage obligations	71,430	65	(65)	—	71,430
Asset-backed and other amortizing securities	15,644	—	(1,151)	—	14,493
Other securities	12,000	—	(364)	—	11,636
	$657,661	$67	$(86,201)	$—	$571,527

December 31, 2024
Available for sale:
State and municipal	$199,588	$1	$(26,292)	$—	$173,297
Residential mortgage-backed securities	321,021	—	(56,925)	—	264,096
Commercial mortgage-backed securities	46,601	—	(6,241)	—	40,360
Commercial collateralized mortgage obligations	73,697	—	(214)	—	73,483
Asset-backed and other amortizing securities	16,107	—	(1,526)	—	14,581
Other securities	12,000	—	(577)	—	11,423
	$669,014	$1	$(91,775)	$—	$577,240

The amortized cost and estimated fair value of securities at March 31, 2025 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$2,311	$2,301
After 1 year through 5 years	4,997	4,891
After 5 years through 10 years	21,176	20,023
After 10 years	181,687	153,439
Declining-balance securities	447,490	390,873
	$657,661	$571,527

At both March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $354.2 million and $309.0 million at March 31, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
State and municipal	$1,043	$3	$164,763	$29,152	$165,806	$29,155
Residential mortgage-backed securities	8	—	263,909	50,234	263,917	50,234
Commercial mortgage-backed securities	—	—	41,033	5,232	41,033	5,232
Commercial collateralized mortgage obligations	37,218	65	—	—	37,218	65
Asset-backed and other amortizing securities	—	—	14,493	1,151	14,493	1,151
Other securities	3,439	61	8,197	303	11,636	364
	$41,708	$129	$492,395	$86,072	$534,103	$86,201

December 31, 2024
State and municipal	$205	$1	$171,306	$26,291	$171,511	$26,292
Residential mortgage-backed securities	8	—	264,088	56,925	264,096	56,925
Commercial mortgage-backed securities	—	—	40,360	6,241	40,360	6,241
Commercial collateralized mortgage obligations	73,483	214	—	—	73,483	214
Asset-backed and other amortizing securities	—	—	14,581	1,526	14,581	1,526
Other securities	—	—	11,423	577	11,423	577
	$73,696	$215	$501,758	$91,560	$575,454	$91,775

There were 137 securities with an unrealized loss at March 31, 2025, generally due to increases in market rates. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate	$1,126,800	$1,119,063
Commercial - specialized	366,796	388,955
Commercial - general	584,705	557,371
Consumer:
1-4 family residential	569,799	566,400
Auto loans	261,629	254,474
Other consumer	64,090	64,936
Construction	102,041	103,855
	3,075,860	3,055,054
Allowance for credit losses on loans	(42,968)	(43,237)
Loans, net	$3,032,892	$3,011,817

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

The ACL for loans was $43.0 million at March 31, 2025 and $43.2 million at December 31, 2024. The ratio of ACL for loans to loans held for investment was 1.40% at March 31, 2025 and 1.42% at December 31, 2024.

The following tables detail the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses(1)	Charge- offs	Recoveries	Ending Balance
For the three months ended March 31, 2025
Commercial real estate	$15,973	$(186)	$—	$—	$15,787
Commercial - specialized	4,640	(151)	—	34	4,523
Commercial - general	6,874	(417)	(74)	20	6,403
Consumer:
1-4 family residential	9,677	395	—	7	10,079
Auto loans	3,015	337	(303)	47	3,096
Other consumer	1,115	247	(313)	58	1,107
Construction	1,943	25	—	5	1,973
	$43,237	$250	$(690)	$171	$42,968

For the three months ended March 31, 2024
Commercial real estate	$15,808	$62	$(86)	$—	$15,784
Commercial - specialized	4,020	(205)	—	33	3,848
Commercial - general	6,391	659	(375)	33	6,708
Consumer:
1-4 family residential	9,177	273	(172)	2	9,280
Auto loans	3,601	(27)	(224)	65	3,415
Other consumer	968	238	(282)	59	983
Construction	2,391	(235)	—	—	2,156
	$42,356	$765	$(1,139)	$192	$42,174

(1) For the three months ended March 31, 2025 and 2024, the provision for credit losses of $420 thousand and $830 thousand, respectively, on the Consolidated Statements of Comprehensive Income (Loss) includes a provision for credit losses on loans of $250 thousand and $765 thousand, respectively, and a provision for off-balance sheet credit exposures of $170 thousand and $65 thousand, respectively.

The decrease in the provision for credit losses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a decrease in net charge-offs, partially offset by organic loan growth during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

The following tables show the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
March 31, 2025
Commercial real estate	$—	$336	$—	$336	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	141	—	141	—
	$—	$477	$—	$477	$—

December 31, 2024
Commercial real estate	$—	$19,543	$—	$19,543	$552
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,575	—	1,575	—
	$—	$21,118	$—	$21,118	$552

The tables below provide an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
March 31, 2025
Commercial real estate	$3,435	$—	$336	$336
Commercial - specialized	2,587	38	177	—
Commercial - general	2,233	263	519	—
Consumer:
1-4 Family residential	3,809	3,823	659	—
Auto loans	754	290	—	—
Other consumer	522	200	21	—
Construction	518	—	141	141
	$13,858	$4,614	$1,853	$477

December 31, 2024
Commercial real estate	$594	$96	$19,543	$—
Commercial - specialized	1,770	240	105	—
Commercial - general	1,374	244	180	—
Consumer:
1-4 Family residential	1,966	1,042	676	—
Auto loans	1,004	114	—	—
Other consumer	1,125	185	23	—
Construction	95	—	1,575	1,575
	$7,928	$1,921	$22,102	$1,575

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for each of the three months ended March 31, 2025 and 2024 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2025 and December 31, 2024.

				Term Loans
			Amortized Cost Basis by Origination Year March 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate
Pass	$65,076	$136,494	$242,382	$303,437	$117,214	$191,673	$6,464	$1,062,740
Special mention	—	—	—	2,881	32,037	5,850	483	41,251
Substandard	—	—	—	408	22,136	265	—	22,809
Total commercial real estate loans	$65,076	$136,494	$242,382	$306,726	$171,387	$197,788	$6,947	$1,126,800
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$26,372	$74,222	$55,013	$37,006	$40,812	$40,376	$90,327	$364,128
Special mention	600	214	—	1,332	—	—	—	2,146
Substandard	—	199	—	77	79	167	—	522
Total commercial - specialized loans	$26,972	$74,635	$55,013	$38,415	$40,891	$40,543	$90,327	$366,796
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$45,897	$109,006	$64,684	$103,264	$55,447	$103,917	$84,847	$567,062
Special mention	—	310	3,352	955	1,594	495	200	6,906
Substandard	—	202	2,587	2,381	4,388	1,026	153	10,737
Total commercial - general loans	$45,897	$109,518	$70,623	$106,600	$61,429	$105,438	$85,200	$584,705
Year-to-date gross charge-offs	$—	$—	$—	$61	$—	$13	$—	$74

Consumer 1-4 family residential
Pass	$19,328	$82,956	$95,309	$150,592	$91,438	$114,615	$8,291	$562,529
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	832	282	1,225	4,921	10	7,270
Total consumer 1-4 family residential loans	$19,328	$82,956	$96,141	$150,874	$92,663	$119,536	$8,301	$569,799
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer auto loans
Pass	$35,878	67,973	63,476	65,823	21,317	6,667	—	261,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	39	103	168	141	44	—	495
Total consumer auto loans	$35,878	$68,012	$63,579	$65,991	$21,458	$6,711	$—	$261,629
Year-to-date gross charge-offs	$—	$13	$120	$115	$37	$18	$—	$303

Consumer other consumer
Pass	$8,457	$20,103	$11,211	$12,519	$4,451	$5,926	$1,312	$63,979
Special mention	—	—	—	—	—	—	—	—
Substandard	—	18	—	18	37	38	—	111
Total consumer other consumer loans	$8,457	$20,121	$11,211	$12,537	$4,488	$5,964	$1,312	$64,090
Year-to-date gross charge-offs (1)	$58	$114	$6	$73	$15	$46	$1	$313

Construction
Pass	$18,151	$59,472	$20,635	$1,078	$2,047	$—	$—	$101,383
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	658	—	—	—	—	658
Total construction loans	$18,151	$59,472	$21,293	$1,078	$2,047	$—	$—	$102,041
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Includes $58 thousand in charged-off demand deposit overdrafts reported as 2025 originations.

				Term Loans
			Amortized Cost Basis by Origination Year December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$164,205	$233,047	$300,828	$126,548	$43,628	$175,319	$6,417	$1,049,992
Special mention	—	—	—	32,243	441	5,464	483	38,631
Substandard	—	—	147	25,164	3,125	2,004	—	30,440
Total commercial real estate loans	$164,205	$233,047	$300,975	$183,955	$47,194	$182,787	$6,900	$1,119,063
Year-to-date gross charge-offs	$—	$—	$65	$—	$—	$22	$—	$87

Commercial - specialized
Pass	$103,288	$60,881	$37,940	$41,721	$15,678	$28,488	$98,092	$386,088
Special mention	214	—	1,600	—	—	—	—	1,814
Substandard	510	—	85	84	297	77	—	1,053
Total commercial - specialized loans	$104,012	$60,881	$39,625	$41,805	$15,975	$28,565	$98,092	$388,955
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$107,947	$72,500	$109,808	$65,564	$29,808	$82,909	$78,321	$546,857
Special mention	—	—	960	554	—	499	200	2,213
Substandard	98	463	2,405	4,427	19	805	84	8,301
Total commercial - general loans	$108,045	$72,963	$113,173	$70,545	$29,827	$84,213	$78,605	$557,371
Year-to-date gross charge-offs	$—	$199	$466	$17	$—	$134	$266	$1,082

Consumer 1-4 family residential
Pass	$87,266	$101,022	$150,358	$91,929	$49,057	$73,730	$5,800	$559,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	810	284	1,057	225	4,812	50	7,238
Total consumer 1-4 family residential loans	$87,266	$101,832	$150,642	$92,986	$49,282	$78,542	$5,850	$566,400
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$3	$—	$175

Consumer auto loans
Pass	$70,621	72,009	76,412	25,869	7,293	1,931	—	254,135
Special mention	—	—	—	—	—	—	—	—
Substandard	21	28	82	179	4	25	—	339
Total consumer auto loans	$70,642	$72,037	$76,494	$26,048	$7,297	$1,956	$—	$254,474
Year-to-date gross charge-offs	$23	$386	$519	$198	$25	$35	$—	$1,186

Consumer other consumer
Pass	$23,665	$12,969	$14,790	$5,477	$1,232	$5,382	$1,324	$64,839
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	8	47	—	42	—	97
Total consumer other consumer loans	$23,665	$12,969	$14,798	$5,524	$1,232	$5,424	$1,324	$64,936
Year-to-date gross charge-offs (1)	$469	$308	$245	$43	$29	$145	$18	$1,257

Construction
Pass	$65,920	$30,572	$2,172	$2,630	$—	$—	$891	$102,185
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,190	480	—	—	—	—	1,670
Total construction loans	$65,920	$31,762	$2,652	$2,630	$—	$—	$891	$103,855
Year-to-date gross charge-offs	$—	$315	$—	$—	$—	$—	$—	$315

(1)	Includes $457 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

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

The following tables present the amortized cost basis of loans at the dates indicated that were both experiencing financial difficulty and modified during each of the three months ended March 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2025
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	—
Commercial - specialized	—	—	—	—	—	—	—	—
Commercial - general	—	270	—	43	—	—	—	0.05%
Consumer:
1-4 family	—	—	—	—	—	—	—	—
Auto loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
	$—	$270	$—	$43	$—	$—	$—	0.01%
March 31, 2024
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	—
Commercial - specialized	—	—	—	—	—	—	—	—
Commercial - general	—	—	—	—	35	—	—	0.01%
Consumer:
1-4 family	—	—	—	—	—	—	—	—
Auto loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$35	$—	$—	—

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for each of the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
March 31, 2025
Commercial real estate	$—	—	—
Commercial - specialized	—	—	—
Commercial - general	—	—	36
Consumer:
1-4 Family residential	—	—	—
Auto loans	—	—	—
Other consumer	—	—	—
Construction	—	—	—
	$—	—	36

March 31, 2024
Commercial real estate	$—	—	—
Commercial - specialized	—	—	—
Commercial - general	—	1.75%	49
Consumer:
1-4 Family residential	—	—	—
Auto loans	—	—	—
Other consumer	—	—	—
Construction	—	—	—
	$—	1.75%	49

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2025
Commercial real estate	$90	$46	$—	$336
Commercial - specialized	—	—	—	12
Commercial - general	607	—	—	172
Consumer:
1-4 Family residential	1,025	238	60	—
Auto loans	—	—	—	—
Other consumer	—	—	—	—
Construction	—	—	—	141
	$1,722	$284	$60	$661

March 31, 2024
Commercial real estate	$2,241	$—	$—	$—
Commercial - specialized	165	—	—	16
Commercial - general	1,176	—	—	290
Consumer:
1-4 Family residential	484	23	—	11
Auto loans	86	—	—	—
Other consumer	—	5	—	—
Construction	2,399	—	—	—
	$6,551	$28	$—	$317

During the three months ended March 31, 2025, the Company had three loans made to borrowers experiencing financial difficulty totaling $141 thousand that were modified during the last twelve months that subsequently defaulted. During the three months ended March 31, 2024, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at March 31, 2025 and December 31, 2024.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	March 31, 2025	December 31, 2024
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(5,110)	(4,959)
Other intangible assets, net	$1,569	$1,720

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$26,292	$26,569
Additions	199	219
Valuation adjustment	(1,585)	55
Ending balance	$24,906	$26,843

	March 31,	December 31,
	2025	2024
Mortgage loans serviced for others	$1,876,091	$1,903,854
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.33%	1.38%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	March 31,	December 31,
	2025	2024
Weighted average constant prepayment rate	7.52%	7.16%
Weighted average discount rate	10.18%	10.17%
Weighted average life in years	7.90	8.09

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

As of March 31, 2025, the total amount of subordinated notes outstanding was $64.1 million less approximately $93 thousand of remaining debt issuance costs for a total balance of $64.0 million. As of December 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million.

Notes Payable and Other Borrowings
As of March 31, 2025 and December 31, 2024, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,413,184 at March 31, 2025. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2025
Outstanding at beginning of year:	1,175,787	$17.83		$17,975
Granted	30,024	34.01		—
Exercised	(29,211)	18.68		(422)
Forfeited	—	—		—
Expired	—	—		—

Balance at end of period	1,176,600	$18.22	4.52	$17,553

Exercisable at end of period	1,091,254	$17.26	4.19	$17,302

Vested at end of period	1,091,254	$17.26	4.19	$17,302

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2025	2024
Expected volatility	41.21%	40.45%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	4.43%	3.94%
Weighted average grant date fair value	$13.35	$11.10

The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $459 thousand and $26 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2025
Outstanding at beginning of year:	187,895	$26.51
Granted	70,700	34.24
Vested	(15,384)	28.79
Forfeited	—	—

Balance at end of period	243,211	$28.61

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the three months ended March 31, 2025 and 2024 was $443 thousand and $543 thousand, respectively.

For the three months ended March 31, 2025 and 2024 the Company recorded stock-based compensation expense related to the Plan of $536 thousand and $481 thousand, respectively.  The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2025 was $5.5 million and will be recognized over a weighted average remaining period of 1.86 years.

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	March 31, 2025	December 31, 2024
Commitments to grant loans and unfunded commitments under lines of credit	$582,641	$537,688
Standby letters of credit	17,302	18,696

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At March 31, 2025 and December 31, 2024 there were FHLB letters of credit outstanding of $75.0 million.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2025 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Capital to Risk Weighted Assets:
Consolidated	$634,025	17.93%	$371,389	10.50%	N/A	N/A
City Bank	521,334	14.74%	371,311	10.50%	$353,629	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	525,802	14.87%	300,649	8.50%	N/A	N/A
City Bank	477,127	13.49%	300,585	8.50%	282,903	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	480,802	13.59%	247,593	7.00%	N/A	N/A
City Bank	477,127	13.49%	247,540	7.00%	229,859	6.50%

Tier 1 Capital to Average Assets:
Consolidated	525,802	12.04%	175,541	4.00%	N/A	N/A
City Bank	477,127	10.93%	175,467	4.00%	218,289	5.00%

December 31, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
City Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
City Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
City Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%

Tier 1 Capital to Average Assets:
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
City Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2025.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
Interest Rate Contracts	Location	2025	2024
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(2,436)	$1,312
Change in fair value of hedged investment securities	Other noninterest expense	2,252	(1,385)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	$(59)	$237
Change in fair value of hedged fixed rate loans	Interest income - Loans	71	(153)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$11,803	$146	$11,803	$205
Interest rate swaps related to state and municipal securities	120,700	13,059	123,760	15,495

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2025	2024
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$83	$308

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$16,000	$76
Interest rate lock commitments	23,729	457	12,937	222

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$24,781	$88	$1,277	$12

The Company had received cash collateral of $13.9 million and $17.0 million to offset asset derivative positions on its interest rate swaps at March 31, 2025 and December 31, 2024, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at March 31, 2025 and December 31, 2024. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at March 31, 2025 and December 31, 2024. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$12,294	$10,874

Weighted average common shares outstanding - basic	16,415,862	16,429,919
Effect of dilutive securities:
Stock-based compensation awards	649,737	508,938
Weighted average common shares outstanding - diluted	17,065,599	16,938,857

Basic earnings per share	$0.75	$0.66
Diluted earnings per share	$0.72	$0.64

12.  SEGMENT INFORMATION

Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company’s reportable banking segment is determined by its President, who is the designated CODM. City Bank is the only significant subsidiary upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products, services, and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, banking. Loans, investments, and deposits provide the significant revenues and interest expense, provision for credit losses and salaries and employee benefits comprise the significant expenses within the banking segment. All significant revenues and expenses mentioned above are shown individually on the Consolidated Statements of Comprehensive Income.

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$169,018	$—	$169,018
Residential mortgage-backed securities	—	263,917	—	263,917
Commercial mortgage-backed securities	—	41,033	—	41,033
Commercial collateralized mortgage obligations	—	71,430	—	71,430
Asset-backed and other amortizing securities	—	14,493	—	14,493
Other securities	—	11,636	—	11,636
Loans held for sale (mandatory)	—	11,127	—	11,127
Mortgage servicing rights	—	—	24,906	24,906
Asset derivatives	—	13,662	—	13,662
Liability derivatives	—	(88)	—	(88)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	477	477

December 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$173,297	$—	$173,297
Residential mortgage-backed securities	—	264,096	—	264,096
Commercial mortgage-backed securities	—	40,360	—	40,360
Commercial collateralized mortgage obligations	—	73,483	—	73,483
Asset-backed and other amortizing securities	—	14,581	—	14,581
Other securities	—	11,423	—	11,423
Loans held for sale (mandatory)	—	13,791	—	13,791
Mortgage servicing rights	—	—	26,292	26,292
Asset derivatives	—	15,998	—	15,998
Liability derivatives	—	(12)	—	(12)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,566	20,566

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for each of the three months ended March 31, 2025 and 2024.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At March 31, 2025 and December 31, 2024, the aggregate fair value of loans held for sale for mandatory delivery was $11.1 million and $13.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $10.9 million and $13.5 million, respectively, representing differences between fair value and unpaid principal balance of $276 thousand and $271 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of March 31, 2025 and December 31, 2024.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income (Loss). For each of the three months ended March 31, 2025 and 2024 the net (gain) loss amount totaled $(88) thousand and $(372) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2025
Non-recurring:
Loans held for investment	$477	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	24,906	Discounted cash flows	Constant prepayment rate	7.52%
			Discount rate	10.18%

December 31, 2024
Non-recurring:
Loans held for investment	$20,566	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,292	Discounted cash flows	Constant prepayment rate	7.16%
			Discount rate	10.17%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2025
Financial assets:
Cash and cash equivalents	$536,300	$536,300	$—	$—	$536,300
Loans held for investment, net	3,032,892	—	—	2,991,407	2,991,407
Loans held for sale (best efforts)	2,804	—	2,851	—	2,851
Accrued interest receivable	17,743	—	17,743	—	17,743
Financial liabilities:
Deposits	3,792,519	—	3,792,307	—	3,792,307
Accrued interest payable	5,018	—	5,018	—	5,018
Junior subordinated deferrable interest debentures	46,393	—	34,182	—	34,182
Subordinated debt	64,007	—	62,579	—	62,579

December 31, 2024
Financial assets:
Cash and cash equivalents	$359,082	$359,082	$—	$—	$359,082
Loans held for investment, net	3,011,817	—	—	2,937,678	2,937,678
Loans held for sale (best efforts)	6,751	—	6,875	—	6,875
Accrued interest receivable	21,687	—	21,687	—	21,687
Financial liabilities:
Deposits	3,620,876	—	3,621,106	—	3,621,106
Accrued interest payable	6,108	—	6,108	—	6,108
Junior subordinated deferrable interest debentures	46,393	—	34,285	—	34,285
Subordinated debt	63,961	—	60,969	—	60,969

14.  SUBSEQUENT EVENTS

Dividend Declaration

On April 17, 2025, the Company declared a cash dividend of $0.15 per share of common stock to be paid on May 12, 2025 to all shareholders of record as of April 28, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the periods covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 7, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	adverse changes in customer spending and savings habits;
●	the impact of pandemics, epidemics, or any other health-related crisis;
●	high concentrations of loans secured by real estate located in our market areas;
●	increases in unemployment rates in the United States and our market areas;
●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

●
cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber-attack, could impact the Company’s reputation, increase regulatory oversight, and impact the financial results of the Company;

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
●
natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of changes in U.S. presidential administrations or Congress;

●	a deterioration of the credit rating for United States long-term sovereign debt or uncertainty regarding United States fiscal debt, deficit and budget matters;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2024 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Overview

We are a bank holding company headquartered in Lubbock, Texas, and our wholly-owned subsidiary, City Bank, is one of the largest independent banks in West Texas and has additional banking operations in the Dallas, El Paso, Greater Houston, the Permian Basin, and College Station, Texas markets, and the Ruidoso, New Mexico market. Through City Bank, we provide a wide range of commercial and consumer financial services to small and medium-sized businesses and individuals in our market areas. Our principal business activities include commercial and retail banking, along with investment, trust and mortgage services.

Recent Developments

New Stock Repurchase Program

As previously announced, on February 21, 2025, SPFI’s board of directors (the “Board”) approved a new stock repurchase program for up to $15.0 million of the outstanding shares of the Company’s common stock (the “Stock Repurchase Program”). The Stock Repurchase Program began when announced and has an expiration date of February 21, 2026, subject to earlier termination or extension of the Stock Repurchase Program by the Board or the $15.0 million designated for the Stock Repurchase Program are depleted.

Results of Operations

We had net income of $12.3 million, or $0.72 per diluted common share, for the three months ended March 31, 2025, compared to net income of $10.9 million, or $0.64 per diluted common share, for the three months ended March 31, 2024. Return on average equity (annualized) was 11.30% and return on average assets (annualized) was 1.16% for the three months ended March 31, 2025, compared to 10.72% and 1.04%, respectively, for the three months ended March 31, 2024. The increase in net income of $1.4 million was primarily the result of an increase of $3.2 million in net interest income, partially offset by a decrease in noninterest income of $0.8 million and an increase of $1.1 million in noninterest expense.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$3,074,568	$50,577	6.67%	$3,014,537	$48,940	6.53%
Investment securities – taxable	510,354	4,692	3.73%	554,081	5,511	4.00%
Investment securities – non-taxable	153,229	1,014	2.68%	156,254	1,024	2.64%
Other interest-earning assets (2)	386,979	3,859	4.04%	298,969	3,475	4.67%
Total interest-earning assets	4,125,130	60,142	5.91%	4,023,841	58,950	5.89%
Noninterest-earning assets	171,683			184,293
Total assets	$4,296,813			$4,208,134

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,302,344	$15,511	2.73%	$2,285,981	$17,997	3.17%
Time deposits	441,895	4,316	3.96%	374,852	3,666	3.93%
Short-term borrowings	3	—	—%	3	—	—%
Notes payable & other longer-term borrowings	—	—	—%	—	—	—%
Subordinated debt	63,984	835	5.29%	63,798	835	5.26%
Junior subordinated deferrable interest debentures	46,393	733	6.41%	46,393	861	7.46%
Total interest-bearing liabilities	$2,854,619	$21,395	3.04%	$2,771,027	$23,359	3.39%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$934,775			$958,334
Other liabilities	66,073			70,860
Total noninterest-bearing liabilities	1,000,848			1,029,194
Stockholders’ equity	441,346			407,913
Total liabilities and stockholders’ equity	$4,296,813			$4,208,134

Net interest income		$38,747			$35,591
Net interest spread			2.87%			2.50%
Net interest margin (3)			3.81%			3.56%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2025 over 2024
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$975	$662	$1,637
Investment securities – taxable	(435)	(384)	(819)
Investment securities – non-taxable	(20)	10	(10)
Other interest-earning assets	1,023	(639)	384
Total interest-earning assets	1,543	(351)	1,192

Interest-bearing liabilities:
NOW, Savings, MMDAs	129	(2,615)	(2,486)
Time deposits	656	(6)	650
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt	2	(2)	—
Junior subordinated deferrable interest debentures	—	(128)	(128)
Total interest-bearing liabilities	787	(2,751)	(1,964)

Net change	$756	$2,400	$3,156

Net interest income for the three months ended March 31, 2025 was $38.5 million, compared to $35.4 million for the three months ended March 31, 2024, an increase of $3.2 million, or 8.9%. The increase in net interest income was comprised of an increase of $1.2 million, or 2.0%, in interest income and a decrease of $2.0 million, or 8.4%, in interest expense. The growth in interest income was attributable to an increase of $1.6 million in loan interest income, partially offset by a decrease of $829 thousand in interest income from securities. The increase in loan interest income was mainly due to growth of $60.0 million in average loans outstanding and a 14 basis point increase in the yield on loans. The decrease in interest income on securities was primarily due to a decrease of $46.8 million in average securities outstanding and a 23 basis point decline in the yield on securities.

The $2.0 million decrease in interest expense for the three months ended March 31, 2025 was primarily related to a 35 basis point decrease in the rate paid on interest-bearing liabilities over the same period in 2024. This decrease in rate was primarily a result of lower short-term interest rates paid on deposits, which decreased by 34 basis points compared to the prior year period.

For the three months ended March 31, 2025, net interest margin and net interest spread were 3.81% and 2.87%, respectively, compared to 3.56% and 2.50%, respectively, for the same period in 2024, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the three months ended March 31, 2025 was $420 thousand, compared to $830 thousand for the three months ended March 31, 2024. During the first quarter of 2025, the provision for credit losses for loans was $250 thousand and the provision for credit losses on off-balance sheet credit exposures was $170 thousand. The provision for credit losses on loans was predominantly the result of $519 thousand in net charge-offs during the first quarter of 2025 and loan growth during the quarter, partially offset by improved credit quality. The ACL as a percentage of loans held for investment was 1.40% at March 31, 2025 and 1.42% at December 31, 2024.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,141	$1,813	$328
Bank card services and interchange fees	3,379	3,061	318
Mortgage banking activities	2,113	3,945	(1,832)
Investment commissions	434	434	—
Fiduciary income	738	754	(16)
Other income and fees (1)	1,820	1,402	418
Total noninterest income	$10,625	$11,409	$(784)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended March 31, 2025 was $10.6 million, compared to $11.4 million for the three months ended March 31, 2024, a decrease of $0.8 million, or 6.9%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $328 thousand, or 18.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily the result of treasury management initiatives taken to drive growth throughout 2024.

Bank card services and interchange fees - Income from bank card services and interchange fees increased $318 thousand, or 10.4%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily the result of $315 thousand of incentives and rebates, typically recorded in second quarter each year, but earned earlier in 2025.

Mortgage banking activities - Income from mortgage banking activities decreased $1.8 million, or 46.4%, to $2.1 million for the three months ended March 31, 2025 from $3.9 million for the three months ended March 31, 2024. This decrease was primarily due to a $1.6 million negative fair value adjustment to our mortgage servicing rights portfolio in the first quarter of 2025 compared to a positive fair value adjustment of $55 thousand in the first quarter of 2024. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which declined during the first quarter of 2025 as compared to increasing during the first quarter of 2024.

Other income and fees - Other income and fees increased $418 thousand, or 29.8%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily the result of an increase of $246 thousand in income from sweep accounts.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,441	$18,988	$453
Occupancy expense, net	4,027	3,920	107
Professional services	1,730	1,483	247
Marketing and development	905	754	151
IT and data services	1,164	990	174
Bankcard expenses	1,454	1,397	57
Appraisal expenses	192	227	(35)
Other expenses (1)	4,117	4,171	(54)
Total noninterest expense	$33,030	$31,930	$1,100

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2025 was $33.0 million compared to $31.9 million for the three months ended March 31, 2024, an increase of $1.1 million, or 3.4%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $453 thousand, or 2.4%, from $19.0 million for the three months ended March 31, 2024 to $19.4 million for the three months ended March 31, 2025. This increase was primarily driven by annual salary adjustments, which became effective in January of 2025.

Professional services - Professional services increased $247 thousand, or 16.7% from $1.5 million for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2025. This increase was primarily driven by consulting services related to the Company's lending platform during first quarter of 2025.

Financial Condition

Our total assets increased $173.0 million, or 4.1%, to $4.41 billion at March 31, 2025, compared to $4.23 billion at December 31, 2024. Our loans held for investment increased $20.8 million, or 0.7%, to $3.08 billion at March 31, 2025, compared to $3.06 billion at December 31, 2024. Our securities portfolio decreased $5.7 million, or 1.0%, to $571.5 million at March 31, 2025, compared to $577.2 million at December 31, 2024. Total deposits increased $171.6 million, or 4.7%, to $3.79 billion at March 31, 2025, compared to $3.62 billion at December 31, 2024.

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

Loans held for investment increased $20.8 million, or 0.7%, to $3.08 billion at March 31, 2025, compared to $3.06 billion at December 31, 2024. The organic loan growth remained relationship focused and occurred primarily in residential and commercial land development loans, other commercial real estate loans, restaurant and retail loans, energy loans, and consumer auto loans, offset by decreases in seasonal agricultural-related loans and hospitality loans.

The following table shows the contractual maturities of our loans held for investment portfolio at March 31, 2025:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$200,456	$541,206	$316,798	$68,340	$1,126,800
Commercial - specialized	115,698	134,926	70,767	45,405	366,796
Commercial - general	120,464	212,434	160,800	91,007	584,705
Consumer:
1-4 family residential	33,502	110,497	99,583	326,217	569,799
Auto loans	2,963	178,396	80,270	—	261,629
Other consumer	7,660	39,110	17,320	—	64,090
Construction	81,084	17,750	1,686	1,521	102,041
Total loans	$561,827	$1,234,319	$747,224	$532,490	$3,075,860

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of March 31, 2025:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$362,077	$564,267
Commercial - specialized	87,569	163,529
Commercial - general	187,195	277,046
Consumer:
1-4 family residential	327,317	208,980
Auto loans	258,666	—
Other consumer	56,425	5
Construction	6,372	14,585
Total loans	$1,285,621	$1,228,412

At March 31, 2025, there was $1.6 billion in adjustable rate loans, with $895.3 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $581.1 million will reprice immediately upon changes in the underlying index rate, with the remaining $314.2 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 73.7% of our loans were secured by real property as of March 31, 2025, compared to 73.7% as of December 31, 2024. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 40.0% of loans held for investment as of March 31, 2025 and represented 40.1% as of December 31, 2024. Further, 97% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans increased $7.7 million, or 0.7%, to $1.13 billion as of March 31, 2025 from $1.12 billion as of December 31, 2024. The increase was primarily driven by increases in residential and commercial land development loans and other commercial loans, partially offset by decreases in hospitality loans and multi-family loans.

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

Commercial general loans increased $27.3 million, or 4.9%, to $584.7 million as of March 31, 2025 from $557.4 million as of December 31, 2024. The increase was primarily due to increases in loans to companies in the restaurant and retail industry, loans for goods and services, and construction and other commercial loans.

Commercial specialized loans decreased $22.2 million, or 5.7%, to $366.8 million as of March 31, 2025 from $389.0 million as of December 31, 2024. This decrease was primarily due to net repayments of $23.8 million in seasonal agricultural-related loans.

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

Consumer and other loans increased $9.7 million, or 1.1%, to $895.5 million as of March 31, 2025 from $885.8 million as of December 31, 2024. The increase in these loans was primarily a result of a $7.2 million increase in auto loans. As of March 31, 2025, our consumer loan portfolio was comprised of $569.8 million in 1-4 family residential loans, $261.6 million in auto loans, and $64.1 million in other consumer loans.

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

Construction loans decreased $1.8 million, or 1.7%, to $102.0 million as of March 31, 2025 from $103.9 million as of December 31, 2024.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.23 billion at March 31, 2025 and $1.22 billion at December 31, 2024. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of March 31, 2025, total income-producing commercial real estate property loans totaled $878.0 million and was comprised of $309.6 million of multi-family property loans, $183.8 million of retail property loans, $141.2 million of office property loans, $39.2 million in hospitality loans, and $204.2 million in other property loans. Other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of March 31, 2025, total construction, acquisition, and development property loans totaled $350.9 million and was comprised of $102.0 million in residential construction property loans and $248.8 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 55% at March 31, 2025. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 58% at March 31, 2025.

Owner occupied commercial real estate loans totaled $380.4 million at March 31, 2025 and $366.8 million at December 31, 2024.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$582,641	$537,688
Standby letters of credit	17,302	18,696
Total	$599,943	$556,384

Allowance for Credit Losses for Loans

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

The ACL for loans was $43.0 million at March 31, 2025, compared to $43.2 million at December 31, 2024, a decrease of $269 thousand, or 0.6%. The decrease is the result of $519 thousand in net charge-offs during the first quarter of 2025, partially offset by a $250 thousand provision for credit losses on loans recorded in March 2025. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the uncertain impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the prolonged elevated interest rate environment and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Average loans outstanding during the period
Commercial real estate	$1,128,386	$1,089,341
Commercial – specialized	379,824	360,360
Commercial – general	561,992	519,889
Consumer:
1-4 family residential	565,967	538,260
Auto loans	258,942	298,551
Other consumer	64,319	73,071
Construction	102,321	121,925
Loans held for sale	12,817	13,140
Total average loans outstanding during the period	$3,074,568	$3,014,537

Net charge-offs (recoveries) during the period
Commercial real estate	$—	$86
Commercial – specialized	(34)	(33)
Commercial – general	54	342
Consumer:
1-4 family residential	(7)	170
Auto loans	256	159
Other consumer	255	223
Construction	(5)	—
Total net charge-offs (recoveries) during the period	$519	$947

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	—%	0.01%
Commercial – specialized	(0.01)%	(0.01)%
Commercial – general	0.01%	0.07%
Consumer:
1-4 family residential	—%	0.03%
Auto loans	0.10%	0.05%
Other consumer	0.40%	0.31%
Construction	—%	—%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.02%	0.03%

The following table provides other loan data as of the dates indicated.

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)

Total loans held for investment outstanding	$3,075,860	$3,055,054
Nonaccrual loans	$1,853	$22,102
Allowance for credit losses	$42,968	$43,237
Ratio of allowance to total loans held for investment	1.40%	1.42%
Ratio of allowance to nonaccrual loans	2,318.83%	195.62%
Ratio of nonaccrual loans to total loans held for investment	0.06%	0.72%

Net charge-offs totaled $519 thousand and were 0.07% (annualized) of average loans outstanding for the three months ended March 31, 2025, compared to $947 thousand and 0.13% (annualized) for the three months ended March 31, 2024. The decrease in net charge-offs in the first quarter of 2025 was primarily the result of a decrease of $288 thousand in general commercial net charge-offs in the first quarter of 2025 compared to the same period in 2024. The ACL for loans as a percentage of loans held for investment was 1.40% at March 31, 2025 and 1.42% at December 31, 2024.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,787	36.7%	$15,973	36.9%
Commercial – specialized	4,523	10.5%	4,640	10.7%
Commercial – general	6,403	14.9%	6,874	15.9%
Consumer:
1-4 family residential	10,079	23.5%	9,677	22.4%
Auto loans	3,096	7.2%	3,015	7.0%
Other consumer	1,107	2.6%	1,115	2.6%
Construction	1,973	4.6%	1,943	4.5%
Total allowance for credit losses	$42,968	100.0%	$43,237	100.0%

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

At March 31, 2025, our total nonaccrual loans were $1.9 million, or 0.06% of total loans held for investment, as compared to $22.1 million, or 0.72% of total loans held for investment, at December 31, 2024. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of March 31, 2025 to cover any probable loss.

Nonperforming loans were $6.5 million at March 31, 2025 and $24.0 million at December 31, 2024. This decrease of $17.5 million is predominantly due to a $19.0 million credit that was placed back on accrual status at the end of the first quarter of 2025, based on sustained payment performance and improved credit structure. This credit was repaid in full subsequent to March 31, 2025.

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

Total securities at March 31, 2025 were $571.5 million, representing a decrease of $5.7 million, or 1.0%, compared to $577.2 million at December 31, 2024. The decrease was primarily due to $10.6 million in maturities, prepayments and calls, partially offset by a $5.6 million increase in the unrealized gain/loss at March 31, 2025 as compared to December 31, 2024.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2025, the fair value of the Company’s available for sale securities was $86.1 million lower than the amortized cost. At March 31, 2025, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of March 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,311	1.79%	$4,997	2.44%	$9,176	2.50%	$181,687	2.30%
Residential mortgage-backed securities	28	1.94%	1,707	2.02%	653	2.96%	311,763	2.19%
Commercial mortgage-backed securities	—	—%	—	—%	46,265	2.22%	—	0.00%
Collateralized mortgage obligations	—	—%	—	—%	66,569	5.00%	4,861	5.19%
Asset-backed and other amortizing securities	—	—%	—	—%	2,626	3.16%	13,018	2.75%
Other securities	—	—%	—	—%	12,000	4.47%	—	0.00%
Total available-for-sale	$2,339	1.79%	$6,704	2.33%	$137,289	3.81%	$511,329	2.27%

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,919	1.75%	$4,508	2.30%	$3,388	2.18%	$188,773	2.29%
Residential mortgage-backed securities	—	—%	1,976	2.04%	693	2.82%	318,352	2.19%
Commercial mortgage-backed securities	—	—%	—	—%	46,601	2.22%	—	—%
Collateralized mortgage obligations	—	—%	—	—%	68,780	5.26%	4,917	5.23%
Asset-backed and other amortizing securities	—	—%	—	—%	2,864	3.16%	13,243	2.75%
Other securities	—	—%	—	—%	12,000	4.47%	—	—%
Total available-for-sale	$2,919	1.75%	$6,484	2.22%	$134,326	4.00%	$525,285	2.27%

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

Total deposits at March 31, 2025 were $3.79 billion, representing an increase of $171.6 million, or 4.7%, compared to $3.62 billion at December 31, 2024. The increase in deposits was mainly due to a seasonal increase of $70.2 million in public fund deposits and organic growth in retail and commercial deposits. As of March 31, 2025, 25.5% of total deposits were comprised of noninterest-bearing demand accounts, 62.9% of interest-bearing non-maturity accounts and 11.6% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$966,464	25.5%	$935,510	25.8%
NOW and other transaction accounts	1,302,642	34.3%	498,718	13.8%
Money market and other savings	1,082,596	28.6%	1,741,988	48.1%
Time deposits	440,817	11.6%	444,660	12.3%
Total deposits	$3,792,519	100.0%	$3,620,876	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$934,775	—%	$958,334	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	922,631	2.97%	498,800	3.71%
Savings accounts	134,284	0.81%	136,359	0.92%
Money market accounts	1,245,429	2.76%	1,650,822	3.19%
Time deposits	441,895	3.96%	374,852	3.93%
Total interest-bearing deposits	2,744,239	2.93%	2,660,833	3.27%
Total deposits	$3,679,014	2.19%	$3,619,167	2.41%

In February 2025, the Company ended its deposit sweep program, whereby certain transaction accounts were being restructured into two legally separate accounts: a checking (transaction) account and a money market (non-transaction) account. After ending the program, the balance for these accounts is all reported in NOW and interest-bearing demand accounts. Previously, the balance was allocated between NOW and interest-bearing demand accounts and money market accounts.

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of March 31, 2025 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$38,803	$41,395	$28,308	$6,340	$114,846

The estimated amount of uninsured deposits as of March 31, 2025 was $1.3 billion. This represented approximately 35% of total deposits and excludes collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2025 and December 31, 2024, we had total remaining borrowing capacity from the FHLB of $1.13 billion and $1.11 billion, respectively, with no outstanding balance. We had no FHLB borrowings during the three months ended March 31, 2025 or 2024.

The Company may use FHLB letters of credit to pledge to certain public deposits. The outstanding balance of FHLB letters of credit was $75.0 million at March 31, 2025 and December 31, 2024.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $655.9 million and $654.0 million at March 31, 2025 and December 31, 2024, respectively, with no outstanding balance. We had no long-term FRB borrowings during the three months ended March 31, 2025 or 2024.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million as of March 31, 2025 and December 31, 2024. The lines were not used, other than testing during the three months ended March 31, 2025 or the three months ended March 31, 2024.

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

As of March 31, 2025, the total amount of subordinated debt outstanding was $64.1 million less approximately $93 thousand of remaining debt issuance costs for a total balance of $64.0 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2025 and December 31, 2024. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of March 31, 2025, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 7.20%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.95%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 6.06%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to March 31, 2025.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At March 31, 2025, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.13 billion and $655.9 million, respectively.

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

Capital

Total stockholders’ equity increased to $443.7 million as of March 31, 2025, compared to $438.9 million as of December 31, 2024, an increase of $4.8 million, or 1.1%. The increase from December 31, 2024 was primarily the result of $12.3 million in net earnings and an increase in accumulated other comprehensive income of $2.7 million, related to fair value changes in available for sale securities and related fair value hedges, partially offset by $2.5 million of dividends paid and $8.3 million in repurchases of common stock for the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	March 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated.:
Total capital (to risk-weighted assets)	$634,025	17.93%	$631,713	17.86%
Tier 1 capital (to risk-weighted assets)	525,802	14.87%	523,535	14.80%
CET 1 capital (to risk-weighted assets)	480,802	13.59%	478,535	13.53%
Tier 1 capital (to average assets)	525,802	12.04%	523,535	12.04%

City Bank:
Total capital (to risk-weighted assets)	$521,334	14.74%	$520,788	14.73%
Tier 1 capital (to risk-weighted assets)	477,127	13.49%	476,574	13.48%
CET 1 capital (to risk-weighted assets)	477,127	13.49%	476,574	13.48%
Tier 1 capital (to average assets)	477,127	10.93%	476,574	10.96%

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

Treasury Stock

The Company repurchased stock in accordance with its previously-announced stock repurchase program during the three months ended March 31, 2025, repurchasing 250,000 shares of common stock for a total of $8.3 million. These shares were retired immediately upon repurchase by the Company and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2025	December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(3.53)	(4.63)
+200	(2.25)	(3.02)
+100	(1.13)	(1.54)
-100	0.05	0.01
-200	0.55	1.69

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Total stockholders’ equity	$443,743	$438,949
Less: Goodwill and other intangibles	(20,884)	(21,035)
Tangible common equity	$422,859	$417,914

Total assets	$4,405,209	$4,232,239
Less: Goodwill and other intangibles	(20,884)	(21,035)
Tangible assets	$4,384,325	$4,211,204
Shares outstanding	16,235,647	16,455,826
Total stockholders’ equity to total assets	10.07%	10.37%
Tangible common equity to tangible assets	9.64%	9.92%
Book value per share	$27.33	$26.67
Tangible book value per share	$26.05	$25.40

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) filed with the SEC on March 7, 2025. Except as described in our 2024 Annual Report on Form 10-K, we are not presently involved in any other litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Company in Part I, Item 1A, “Risk Factors,” of the 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 21, 2024, the Company’s board of directors approved a stock repurchase program pursuant to which the Company could, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). The shares could be repurchased from time to time in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company was not obligated to purchase any shares of its common stock under the Program and the timing and exact amount of any repurchases depended on various factors including, the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and other factors. The Program concluded on February 21, 2025.

On February 21, 2025, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “New Program”). The shares can be repurchased from time to time through various means, including open market purchases and privately negotiated transactions. Open market repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. Repurchases under the New Program may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased by the Company when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The extent to which the Company repurchases its shares, and the manner, timing and amount of such repurchases, will depend upon a variety of factors, including the performance of the Company’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the New Program’s expiration, without any prior notice. The New Program does not obligate the Company to repurchase any particular number or amount of shares of the Company’s common stock and there is no guarantee as to the exact number or value of shares that will be repurchased by the Company under the New Program.

The following table summarizes the share repurchase activity for the three months ended March 31, 2025.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
January 2025	—	$—	$—	$8,659,477
February 2025	—	—	—	8,659,477
March 2025	250,000	33.00	8,250,000	6,750,000
Total	250,000

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2025, none of the directors or officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 6, 2025	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	May 6, 2025	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer