Form 10-Q
period 2025-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2025-08-05
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 1, 2025, the registrant had 16,236,701 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$60,400	$54,114
Interest-bearing deposits in banks	410,096	304,968
Cash and cash equivalents	470,496	359,082
Securities available for sale	570,000	577,240
Loans held for sale ($15,020 and $13,791 at fair value at June 30, 2025 and December 31, 2024, respectively)	17,182	20,542
Loans held for investment	3,098,978	3,055,054
Allowance for credit losses on loans	(45,010)	(43,237)
Loans held for investment, net	3,053,968	3,011,817
Accrued interest receivable	17,996	21,687
Premises and equipment, net	51,329	52,951
Bank-owned life insurance	76,859	76,054
Goodwill	19,315	19,315
Intangible assets, net	1,417	1,720
Mortgage servicing rights	25,134	26,292
Deferred tax asset, net	23,469	22,840
Other assets	36,509	42,699
Total assets	$4,363,674	$4,232,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$998,759	$935,510
Interest-bearing	2,740,179	2,685,366
Total deposits	3,738,938	3,620,876
Accrued expenses and other liabilities	58,863	62,060
Short-term borrowings	1,352	—
Subordinated debt	64,054	63,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,909,600	3,793,290

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,230,475 and 16,455,826 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16,230	16,456
Additional paid-in capital	90,268	97,287
Retained earnings	407,822	385,827
Accumulated other comprehensive loss	(60,246)	(60,621)
Total stockholders’ equity	454,074	438,949
Total liabilities and stockholders’ equity	$4,363,674	$4,232,239

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$53,886	$50,571	$104,456	$99,503
Securities:
Taxable	4,700	5,285	9,392	10,796
Non-taxable	802	807	1,603	1,616
Federal funds sold and interest-bearing deposits in banks	4,747	2,545	8,606	6,020
Total interest income	64,135	59,208	124,057	117,935
Interest expense:
Deposits	20,062	21,629	39,889	43,292
Subordinated debt	835	835	1,670	1,670
Junior subordinated deferrable interest debentures	735	856	1,468	1,717
Total interest expense	21,632	23,320	43,027	46,679
Net interest income	42,503	35,888	81,030	71,256
Provision for credit losses	2,500	1,775	2,920	2,605
Net interest income, after provision for credit losses	40,003	34,113	78,110	68,651
Noninterest income:
Service charges on deposit accounts	2,098	1,949	4,239	3,762
Net gain on sales of loans	2,655	2,788	5,246	5,442
Bank card services and interchange fees	3,771	4,052	7,150	7,113
Other mortgage banking income	951	609	473	1,900
Investment commissions	426	450	860	884
Fiduciary fees	694	720	1,432	1,474
Other	1,570	2,141	3,390	3,543
Total noninterest income	12,165	12,709	22,790	24,118
Noninterest expense:
Salaries and employee benefits	19,708	19,199	39,149	38,187
Occupancy and equipment, net	3,972	4,029	7,999	7,949
Professional services	1,874	1,738	3,604	3,221
Marketing and development	919	860	1,824	1,614
IT and data services	1,181	1,086	2,345	2,076
Bank card expenses	1,579	1,516	3,033	2,913
Appraisal expenses	236	229	428	456
Other	4,074	3,915	8,191	8,086
Total noninterest expense	33,543	32,572	66,573	64,502
Income before income taxes	18,625	14,250	34,327	28,267
Income tax expense	4,020	3,116	7,428	6,259
Net income	$14,605	$11,134	$26,899	$22,008

Earnings per share:
Basic	$0.90	$0.68	$1.65	$1.34
Diluted	$0.86	$0.66	$1.58	$1.30

Net income	$14,605	$11,134	$26,899	$22,008
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(1,341)	561	4,299	(10,269)
Less: Change in fair value on hedged state and municipal securities	(1,573)	(463)	(3,825)	920
Tax effect	612	(21)	(99)	1,963
Other comprehensive income (loss)	(2,302)	77	375	(7,386)
Comprehensive income	$12,303	$11,211	$27,274	$14,622

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Six Months Ended June 30, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	22,008	—	22,008
Cash dividends declared - $0.27 per share	—	—	—	(4,417)	—	(4,417)
Other comprehensive loss	—	—	—	—	(7,386)	(7,386)
Net issuance of stock related to stock-based awards	20,721	21	(153)	—	—	(132)
Repurchases of common stock	(13,799)	(14)	(326)	—	—	(340)
Stock-based compensation	—	—	1,138	—	—	1,138
Balance at end of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985

Six Months Ended June 30, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	—	—	—	26,899	—	26,899
Cash dividends declared - $0.30 per share	—	—	—	(4,904)	—	(4,904)
Other comprehensive income	—	—	—	—	375	375
Net issuance of stock related to stock-based awards	24,981	24	(301)	—	—	(277)
Stock issued under employee stock purchase plan	8,714	9	226	—	—	235
Repurchases of common stock	(259,046)	(259)	(8,267)	—	—	(8,526)
Stock-based compensation	—	—	1,323	—	—	1,323
Balance at end of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074

Three Months Ended June 30, 2024
Balance at beginning of period	16,431,755	$16,432	$97,406	$354,011	$(59,137)	$408,712
Net income	—	—	—	11,134	—	11,134
Cash dividends declared - $0.14 per share	—	—	—	(2,290)	—	(2,290)
Other comprehensive income	—	—	—	—	77	77
Net issuance of stock related to stock-based awards	4,659	5	(5)	—	—	—
Repurchases of common stock	(12,393)	(13)	(292)	—	—	(305)
Stock-based compensation	—	—	657	—	—	657
Balance at end of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985

Three Months Ended June 30, 2025
Balance at beginning of period	16,235,647	$16,236	$89,799	$395,652	$(57,944)	$443,743
Net income	—	—	—	14,605	—	14,605
Cash dividends declared - $0.15 per share	—	—	—	(2,435)	—	(2,435)
Other comprehensive loss	—	—	—	—	(2,302)	(2,302)
Net issuance of stock related to stock-based awards	3,874	3	(18)	—	—	(15)
Repurchases of common stock	(9,046)	(9)	(267)	—	—	(276)
Stock-based compensation	—	—	754	—	—	754
Balance at end of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$26,899	$22,008
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,920	2,605
Depreciation and amortization	2,939	3,257
Accretion and amortization	1,473	1,346
Other gains, net	(266)	(50)
Net gain on sales of loans	(5,246)	(5,442)
Proceeds from sales of loans held for sale	145,512	154,753
Loans originated for sale	(137,489)	(151,879)
Deferred income tax expense	(728)	(944)
Earnings on bank-owned life insurance	(805)	(750)
Stock-based compensation	1,323	1,138
Change in valuation of mortgage servicing rights	1,741	625
Net change in:
Accrued interest receivable and other assets	5,935	3,916
Accrued expenses and other liabilities	(3,367)	6,754
Net cash provided by operating activities	40,841	37,337

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(9,374)	(299,849)
Maturities, prepayments, and calls	19,533	320,058
Loan originations and principal collections, net	(45,880)	(82,575)
Purchases of premises and equipment	(2,862)	(1,552)
Proceeds from sales of premises and equipment	2,240	69
Proceeds from sales of foreclosed assets	974	889
Net cash used in investing activities	(35,369)	(62,960)

Cash flows from financing activities:
Net change in deposits	118,062	(1,640)
Net change in short-term borrowings	1,352	—
Proceeds from common stock issuance	235	—
Payments to tax authorities for stock-based compensation	(277)	(132)
Cash dividends paid on common stock	(4,904)	(4,417)
Payments to repurchase common stock	(8,526)	(340)
Net cash provided by (used in) financing activities	105,942	(6,529)

Net change in cash and cash equivalents	111,414	(32,152)
Beginning cash and cash equivalents	359,082	330,158
Ending cash and cash equivalents	$470,496	$298,006

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$44,173	$45,667
Income taxes paid	6,820	3,625
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$981	$732
Additions to mortgage servicing rights	583	482

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of June 30, 2025:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation –
The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for annual periods beginning after December 15, 2024. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose in a tabular format, in the notes to the financial statements, specific disaggregated information about certain prescribed categories of expenses at each interim and annual reporting period. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of this ASU may be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

A summary of the amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated is presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Available for sale:
State and municipal	$197,553	$3	$(31,965)	$—	$165,591
Residential mortgage-backed securities	316,141	65	(49,332)	—	266,874
Commercial mortgage-backed securities	45,934	—	(4,714)	—	41,220
Commercial collateralized mortgage obligations	70,805	59	(213)	—	70,651
Asset-backed and other amortizing securities	15,042	—	(1,026)	—	14,016
Other securities	12,000	—	(352)	—	11,648
	$657,475	$127	$(87,602)	$—	$570,000

December 31, 2024
Available for sale:
State and municipal	$199,588	$1	$(26,292)	$—	$173,297
Residential mortgage-backed securities	321,021	—	(56,925)	—	264,096
Commercial mortgage-backed securities	46,601	—	(6,241)	—	40,360
Commercial collateralized mortgage obligations	73,697	—	(214)	—	73,483
Asset-backed and other amortizing securities	16,107	—	(1,526)	—	14,581
Other securities	12,000	—	(577)	—	11,423
	$669,014	$1	$(91,775)	$—	$577,240

The amortized cost and estimated fair value of securities at June 30, 2025 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$2,294	$2,290
After 1 year through 5 years	4,984	4,903
After 5 years through 10 years	21,160	20,075
After 10 years	181,115	149,971
Declining-balance securities	447,922	392,761
	$657,475	$570,000

At both June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $382.3 million and $309.0 million at June 30, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
State and municipal	$1,038	$8	$160,849	$31,957	$161,887	$31,965
Residential mortgage-backed securities	8	—	257,788	49,332	257,796	49,332
Commercial mortgage-backed securities	—	—	41,220	4,714	41,220	4,714
Commercial collateralized mortgage obligations	65,856	213	—	—	65,856	213
Asset-backed and other amortizing securities	—	—	14,016	1,026	14,016	1,026
Other securities	3,465	35	8,183	317	11,648	352
	$70,367	$256	$482,056	$87,346	$552,423	$87,602

December 31, 2024
State and municipal	$205	$1	$171,306	$26,291	$171,511	$26,292
Residential mortgage-backed securities	8	—	264,088	56,925	264,096	56,925
Commercial mortgage-backed securities	—	—	40,360	6,241	40,360	6,241
Commercial collateralized mortgage obligations	73,483	214	—	—	73,483	214
Asset-backed and other amortizing securities	—	—	14,581	1,526	14,581	1,526
Other securities	—	—	11,423	577	11,423	577
	$73,696	$215	$501,758	$91,560	$575,454	$91,775

There were 137 securities with an unrealized loss at June 30, 2025, generally due to a continuation of the elevated market interest rate environment. Management evaluates securities available for sale (“AFS”) in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.
3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate	$1,085,309	$1,119,063
Commercial - specialized	379,068	388,955
Commercial - general	620,934	557,371
Consumer:
1-4 family residential	589,935	566,400
Auto loans	258,193	254,474
Other consumer	63,589	64,936
Construction	101,950	103,855
	3,098,978	3,055,054
Allowance for credit losses on loans	(45,010)	(43,237)
Loans, net	$3,053,968	$3,011,817

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.19 billion at June 30, 2025, and $1.22 billion at December 31, 2024.

The ACL for loans was $45.0 million at June 30, 2025, compared to $43.2 million at December 31, 2024. The ratio of ACL for loans to loans held for investment was 1.45% at June 30, 2025 and 1.42% at December 31, 2024.

The following tables detail the activity in the ACL for loans  for the periods indicated (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2025
Commercial real estate	$15,787	$(81)	$—	$—	$15,706
Commercial - specialized	4,523	311	—	47	4,881
Commercial - general	6,403	856	(284)	253	7,228
Consumer:
1-4 family residential	10,079	1,030	—	41	11,150
Auto loans	3,096	252	(392)	39	2,995
Other consumer	1,107	157	(258)	96	1,102
Construction	1,973	(25)	—	—	1,948
	$42,968	$2,500	$(934)	$476	$45,010

For the three months ended June 30, 2024
Commercial real estate	$15,784	$(192)	$—	$1	$15,593
Commercial - specialized	3,848	877	—	11	4,736
Commercial - general	6,708	461	(344)	16	6,841
Consumer:
1-4 family residential	9,280	420	—	2	9,702
Auto loans	3,415	125	(265)	12	3,287
Other consumer	983	200	(251)	42	974
Construction	2,156	(116)	—	—	2,040
	$42,174	$1,775	$(860)	$84	$43,173

For the six months ended June 30, 2025
Commercial real estate	$15,973	$(267)	$—	$—	$15,706
Commercial - specialized	4,640	160	—	81	4,881
Commercial - general	6,874	439	(358)	273	7,228
Consumer:
1-4 family residential	9,677	1,425	—	48	11,150
Auto loans	3,015	583	(694)	91	2,995
Other consumer	1,115	410	(572)	149	1,102
Construction	1,943	—	—	5	1,948
	$43,237	$2,750	$(1,624)	$647	$45,010

For the six months ended June 30, 2024
Commercial real estate	$15,808	$(130)	$(86)	$1	$15,593
Commercial - specialized	4,020	672	—	44	4,736
Commercial - general	6,391	1,120	(720)	50	6,841
Consumer:
1-4 family residential	9,177	694	(172)	3	9,702
Auto loans	3,601	99	(490)	77	3,287
Other consumer	968	436	(531)	101	974
Construction	2,391	(351)	—	—	2,040
	$42,356	$2,540	$(1,999)	$276	$43,173

During the three and six months ended June 30, 2025 the Company recorded a provision for credit loss of $2.5 million and $2.9 million, respectively, which was comprised of a provision for credit losses on loans of $2.5 million and $2.8 million, respectively, and a provision for off-balance sheet credit exposures of $— and $170 thousand, respectively. During the three and six months June 30, 2024, the Company recorded a provision for credit loss of $1.8 million and $2.6 million, respectively, which was comprised of a provision for credit losses on loans of $1.8 million and $2.5 million, respectively, and a provision for off-balance sheet credit exposures of $— and $65 thousand, respectively.

The following tables show the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
June 30, 2025
Commercial real estate	$—	$961	$—	$961	$413
Commercial - specialized	—	—	—	—	—
Commercial - general	1,071	3,135	—	4,206	196
Consumer:
1-4 family residential	—	1,482	—	1,482	520
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	141	—	141	—
	$1,071	$5,719	$—	$6,790	$1,129

December 31, 2024
Commercial real estate	$—	$19,543	$—	$19,543	$552
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,575	—	1,575	—
	$—	$21,118	$—	$21,118	$552

The tables below provide an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
June 30, 2025
Commercial real estate	$1,059	$72	$961	$150
Commercial - specialized	163	—	190	—
Commercial - general	765	46	4,359	—
Consumer:
1-4 Family residential	2,371	2,334	2,126	125
Auto loans	645	34	—	—
Other consumer	582	180	20	—
Construction	—	—	141	141
	$5,585	$2,666	$7,797	$416

December 31, 2024
Commercial real estate	$594	$96	$19,543	$—
Commercial - specialized	1,770	240	105	—
Commercial - general	1,374	244	180	—
Consumer:
1-4 Family residential	1,966	1,042	676	—
Auto loans	1,004	114	—	—
Other consumer	1,125	185	23	—
Construction	95	—	1,575	1,575
	$7,928	$1,921	$22,102	$1,575

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand with direct exposure. Interest income recognized using a cash-basis method on non-accrual loans for the three and six months ended June 30, 2025 and 2024 was not significant.  In addition, the Company closely monitors substandard accruing loans over $1 million with direct exposure, and past due accruing loans over $100 thousand for possible individual evaluation.  All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2025 and December 31, 2024.

				Term Loans
			Amortized Cost Basis by Origination Year
			June 30, 2025
(Dollars in thousands)
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate
Pass	$97,841	$149,557	$219,608	$266,639	$112,562	$174,646	$8,051	$1,028,904
Special mention	—	—	3,317	2,854	179	389	—	6,739
Substandard	—	62	1,043	4,550	34,912	8,288	—	48,855
Doubtful	—	—	811	—	—	—	—	811
Total commercial real estate loans	$97,841	$149,619	$224,779	$274,043	$147,653	$183,323	$8,051	$1,085,309
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$73,666	$49,175	$49,849	$28,356	$36,894	$33,382	$89,198	$360,520
Special mention	7,414	4,322	890	1,393	1,759	999	1,300	18,077
Substandard	—	—	—	303	108	60	—	471
Total commercial - specialized loans	$81,080	$53,497	$50,739	$30,052	$38,761	$34,441	$90,498	$379,068
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$95,821	$108,375	$55,597	$105,051	$52,781	$95,507	$83,847	$596,979
Special mention	—	581	12,206	950	1,580	485	—	15,802
Substandard	—	140	2,332	157	4,162	962	350	8,103
Doubtful	—	—	—	—	50	—	—	50
Total commercial - general loans	$95,821	$109,096	$70,135	$106,158	$58,573	$96,954	$84,197	$620,934
Year-to-date gross charge-offs	$—	$—	$4	$122	$81	$—	$151	$358

Consumer 1-4 family residential
Pass	$59,549	$78,191	$96,542	$146,475	$82,673	$107,543	$5,746	$576,719
Special mention	—	—	490	—	5,115	—	—	5,605
Substandard	—	150	1,510	280	1,223	3,781	—	6,944
Doubtful	—	—	300	91	—	276	—	667
Total consumer 1-4 family residential loans	$59,549	$78,341	$98,842	$146,846	$89,011	$111,600	$5,746	$589,935
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer auto loans
Pass	$63,069	$60,727	$55,674	$56,294	$17,438	$4,767	$—	$257,969
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	136	61	27	—	224
Total consumer auto loans	$63,069	$60,727	$55,674	$56,430	$17,499	$4,794	$—	$258,193
Year-to-date gross charge-offs	$—	$105	$245	$209	$109	$26	$—	$694

Consumer other consumer
Pass	$16,607	$17,001	$9,420	$10,463	$3,442	$5,205	$1,346	$63,484
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20	10	17	17	41	—	105
Total consumer other consumer loans	$16,607	$17,021	$9,430	$10,480	$3,459	$5,246	$1,346	$63,589
Year-to-date gross charge-offs (1)	$180	$146	$20	$98	$32	$56	$40	$572

Construction
Pass	$41,841	$51,289	$6,001	$1,043	$1,106	$—	$—	$101,280
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	670	—	—	—	—	670
Total construction loans	$41,841	$51,289	$6,671	$1,043	$1,106	$—	$—	$101,950
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Includes $180 thousand in charged-off demand deposit overdrafts reported as 2025 originations.

			Term Loans
			Amortized Cost Basis by Origination Year December 31, 2024
(Dollars in thousands)
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$164,205	$233,047	$300,828	$126,548	$43,628	$175,319	$6,417	$1,049,992
Special mention	—	—	—	32,243	441	5,464	483	38,631
Substandard	—	—	147	25,164	3,125	2,004	—	30,440
Total commercial real estate loans	$164,205	$233,047	$300,975	$183,955	$47,194	$182,787	$6,900	$1,119,063
Year-to-date gross charge-offs	$—	$—	$65	$—	$—	$22	$—	$87

Commercial - specialized
Pass	$103,288	$60,881	$37,940	$41,721	$15,678	$28,488	$98,092	$386,088
Special mention	214	—	1,600	—	—	—	—	1,814
Substandard	510	—	85	84	297	77	—	1,053
Total commercial - specialized loans	$104,012	$60,881	$39,625	$41,805	$15,975	$28,565	$98,092	$388,955
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$107,947	$72,500	$109,808	$65,564	$29,808	$82,909	$78,321	$546,857
Special mention	—	—	960	554	—	499	200	2,213
Substandard	98	463	2,405	4,427	19	805	84	8,301
Total commercial - general loans	$108,045	$72,963	$113,173	$70,545	$29,827	$84,213	$78,605	$557,371
Year-to-date gross charge-offs	$—	$199	$466	$17	$—	$134	$266	$1,082

Consumer 1-4 family residential
Pass	$87,266	$101,022	$150,358	$91,929	$49,057	$73,730	$5,800	$559,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	810	284	1,057	225	4,812	50	7,238
Total consumer 1-4 family residential loans	$87,266	$101,832	$150,642	$92,986	$49,282	$78,542	$5,850	$566,400
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$3	$—	$175

Consumer auto loans
Pass	$70,621	$72,009	$76,412	$25,869	$7,293	$1,931	$—	$254,135
Special mention	—	—	—	—	—	—	—	—
Substandard	21	28	82	179	4	25	—	339
Total consumer auto loans	$70,642	$72,037	$76,494	$26,048	$7,297	$1,956	$—	$254,474
Year-to-date gross charge-offs	$23	$386	$519	$198	$25	$35	$—	$1,186

Consumer other consumer
Pass	$23,665	$12,969	$14,790	$5,477	$1,232	$5,382	$1,324	$64,839
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	8	47	—	42	—	97
Total consumer other consumer loans	$23,665	$12,969	$14,798	$5,524	$1,232	$5,424	$1,324	$64,936
Year-to-date gross charge-offs (1)	$469	$308	$245	$43	$29	$145	$18	$1,257

Construction
Pass	$65,920	$30,572	$2,172	$2,630	$—	$—	$891	$102,185
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,190	480	—	—	—	—	1,670
Total construction loans	$65,920	$31,762	$2,652	$2,630	$—	$—	$891	$103,855
Year-to-date gross charge-offs	$—	$315	$—	$—	$—	$—	$—	$315

(1)	Includes $457 thousand in charged-off demand deposit overdrafts reported as 2024 originations.

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

The following tables present the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	% of Total Class of Financing Receivable
Three Months Ended June 30, 2025
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	0.00%
Commercial - specialized	—	—	—	38	—	—	—	0.01%
Commercial - general	—	—	—	50	—	—	10	0.01%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	44	—	—	—	—	—	3	0.02%
Other consumer	—	—	—	17	—	—	—	0.03%
Construction	—	—	—	529	—	—	—	0.52%
	$44	$—	$—	$634	$—	$—	$13	0.02%
Three Months Ended June 30, 2024
Commercial real estate	$—	$67	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	—	0.00%
Commercial - general	—	441	—	—	—	—	—	0.08%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	—	—	—	—	—	0.00%
	$15	$508	$—	$—	$—	$—	$—	0.02%
Six Months Ended June 30, 2025
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	0.00%
Commercial - specialized	—	—	—	38	—	—	—	0.01%
Commercial - general	—	260	—	93	—	—	10	0.06%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	44	—	—	—	—	—	3	0.02%
Other consumer	—	—	—	17	—	—	—	0.03%
Construction	—	—	—	529	—	—	—	0.52%
	$44	$260	$—	$677	$—	$—	$13	0.03%
Six Months Ended June 30, 2024
Commercial real estate	$—	$67	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	—	0.00%
Commercial - general	—	441	—	—	35	—	—	0.09%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	—	—	—	—	—	0.00%
	$15	$508	$—	$—	$35	$—	$—	0.02%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended June 30, 2025
Commercial real estate	0.00%	—
Commercial - specialized	0.00%	14
Commercial - general	1.00%	40
Consumer:
1-4 Family residential	0.00%	—
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

Three Months Ended June 30, 2024
Commercial real estate	0.00%	12
Commercial - specialized	0.00%	—
Commercial - general	0.00%	13
Consumer:
1-4 Family residential	0.00%	—
Auto loans	0.00%	—
Other consumer	0.00%	—
Construction	0.00%	—

Six Months Ended June 30, 2025
Commercial real estate	0.00%	—
Commercial - specialized	0.00%	14
Commercial - general	1.00%	36
Consumer:
1-4 Family residential	0.00%	—
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

Six Months Ended June 30, 2024
Commercial real estate	0.00%	12
Commercial - specialized	0.00%	—
Commercial - general	1.75%	15
Consumer:
1-4 Family residential	0.00%	—
Auto loans	0.00%	—
Other consumer	0.00%	—
Construction	0.00%	—

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2025
Commercial real estate	$63	$45	$27	$150
Commercial - specialized	—	38	—	—
Commercial - general	605	—	—	139
Consumer:
1-4 Family residential	185	262	60	815
Auto loans	48	—	—	—
Other consumer	17	—	—	—
Construction	529	—	—	141
	$1,447	$345	$87	$1,245

June 30, 2024
Commercial real estate	$2,129	$—	$—	$—
Commercial - specialized	—	—	—	—
Commercial - general	577	—	—	124
Consumer:
1-4 Family residential	900	22	—	5
Auto loans	77	—	—	—
Other consumer	—	—	—	—
Construction	1,324	—	—	—
	$5,007	$22	$—	$129

During the three months ended June 30, 2025, the Company had $865 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the six months ended June 30, 2025, the Company had $923 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

During the three months ended June 30, 2024, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the six months ended June 30, 2024, the Company had $31 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.
4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at June 30, 2025 and December 31, 2024.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	June 30, 2025	December 31, 2024
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(5,262)	(4,959)
Other intangible assets, net	$1,417	$1,720

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$24,906	$26,843	$26,292	$26,569
Additions	384	263	583	482
Valuation adjustment	(156)	(680)	(1,741)	(625)
Ending balance	$25,134	$26,426	$25,134	$26,426

	June 30,	December 31,
	2025	2024
Mortgage loans serviced for others	$1,859,358	$1,903,854
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.35%	1.38%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	June 30,	December 31,
	2025	2024
Weighted average constant prepayment rate	7.31%	7.16%
Weighted average discount rate	10.19%	10.17%
Weighted average life in years	7.98	8.09

6.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate period, these notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

As of June 30, 2025, the total amount of subordinated notes outstanding was $64.1 million less approximately $46 thousand of remaining debt issuance costs. As of December 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million.

Notes Payable and Other Borrowings
As of June 30, 2025 and December 31, 2024, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”).

As of June 30, 2025, City Bank had $1.4 million in short-term borrowings. There were no short-term borrowings at December 31, 2024.

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,413,184 at June 30, 2025. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2025
Outstanding at beginning of year:	1,175,787	$17.83		$21,408
Granted	30,024	34.01		61
Exercised	(32,333)	18.60		(564)
Forfeited	—	—		—
Expired	—	—		—

Balance at end of period	1,173,478	$18.23	4.28	$20,905

Exercisable at end of period	1,094,490	$17.33	3.98	$20,478

Vested at end of period	1,094,490	$17.33	3.98	$20,478

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2025	2024
Expected volatility	41.21%	40.45%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	4.43%	3.94%
Weighted average grant date fair value	$13.35	$11.10

The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $507 thousand and $52 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2025
Outstanding at beginning of year:	187,895	$26.51
Granted	73,488	34.30
Vested	(18,271)	29.86
Forfeited	—	—

Balance at end of period	243,112	$28.61

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the six months ended June 30, 2025 and 2024 was $546 thousand and $643 thousand, respectively.

For the three months ended June 30, 2025 and 2024 the Company recorded stock-based compensation expense related to the Plan of $722 thousand and $657 thousand, respectively. For the six months ended June 30, 2025 and 2024 the Company recorded stock-based compensation expense related to the Plan of $1.3 million and $1.1 million, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2025 was $4.9 million and will be recognized over a weighted average remaining period of 1.74 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Stock-based compensation expense related to the ESPP was $32 thousand and $65 thousand for the three and six months ended June 30, 2025, respectively. At June 30, 2025, there was $11 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of one month. As of June 30, 2025, 8,714 shares were issued under the ESPP.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated is presented below:

Six Months Ended June 30, 2025
Expected volatility	31.31% to 36.08%
Expected dividend yield	1.70% to 1.89%
Expected term (years)	0.5
Risk-free interest rate	4.24% to 5.02%

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	June 30, 2025	December 31, 2024
Commitments to grant loans and unfunded commitments under lines of credit	$557,466	$537,688
Standby letters of credit	12,531	18,696

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At June 30, 2025 there were no FHLB letters of credit outstanding. At December 31, 2024 there were $75.0 million of FHLB letters or credit outstanding.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2025 and December 31, 2024, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2025 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital to Risk Weighted Assets:
Consolidated	$647,191	18.17%	$374,000	10.50%	N/A	N/A
City Bank	527,722	14.82%	373,959	10.50%	$356,151	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	538,588	15.12%	302,762	8.50%	N/A	N/A
City Bank	483,178	13.57%	302,728	8.50%	284,921	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	493,588	13.86%	249,334	7.00%	N/A	N/A
City Bank	483,178	13.57%	249,306	7.00%	231,498	6.50%

Tier 1 Capital to Average Assets:
Consolidated	538,588	12.12%	178,599	4.00%	N/A	N/A
City Bank	483,178	10.88%	178,520	4.00%	222,113	5.00%

December 31, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
City Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
City Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
City Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%

Tier 1 Capital to Average Assets:
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
City Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2025.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
Interest Rate Contracts	Location	2025	2024
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(1,668)	$(447)
Change in fair value of hedged investment securities	Other noninterest expense	1,573	463
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - loans	(43)	(32)
Change in fair value of hedged fixed rate loans	Interest income - loans	56	37

		Six Months Ended
		June 30,
Interest Rate Contracts	Location	2025	2024
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(4,104)	$865
Change in fair value of hedged investment securities	Other noninterest expense	3,825	(920)
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - loans	(102)	205
Change in fair value of hedged fixed rate loans	Interest income - loans	127	(116)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—

Included in other assets:
Interest rate swaps related to fixed rate loans	$8,169	$103	$11,803	$205
Interest rate swaps related to state and municipal securities	120,700	11,391	123,760	15,495

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		June 30,
	Location	2025	2024
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(46)	$(64)

		Six Months Ended
		June 30,
	Location	2025	2024
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$37	$244

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$16,000	$76
Interest rate lock commitments	26,552	485	12,937	222

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$23,913	$162	$1,277	$12

The Company had received cash collateral of $12.9 million and $17.0 million to offset asset derivative positions on its interest rate swaps at June 30, 2025 and December 31, 2024, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at June 30, 2025 and December 31, 2024. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at June 30, 2025 and December 31, 2024. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$14,605	$11,134	$26,899	$22,008

Weighted average common shares outstanding - basic	16,231,627	16,425,360	16,323,236	16,427,640
Effect of dilutive securities:
Stock-based compensation awards	655,366	506,717	650,636	507,758
Weighted average common shares outstanding - diluted	16,886,993	16,932,077	16,973,872	16,935,398

Basic earnings per share	$0.90	$0.68	$1.65	$1.34
Diluted earnings per share	$0.86	$0.66	$1.58	$1.30

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$165,591	$—	$165,591
Residential mortgage-backed securities	—	266,874	—	266,874
Commercial mortgage-backed securities	—	41,220	—	41,220
Commercial collateralized mortgage obligations	—	70,651	—	70,651
Asset-backed and other amortizing securities	—	14,016	—	14,016
Other securities	—	11,648	—	11,648
Loans held for sale (mandatory)	—	15,020	—	15,020
Mortgage servicing rights	—	—	25,134	25,134
Asset derivatives	—	11,979	—	11,979
Liability derivatives	—	(162)	—	(162)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	5,661	5,661

December 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$173,297	$—	$173,297
Residential mortgage-backed securities	—	264,096	—	264,096
Commercial mortgage-backed securities	—	40,360	—	40,360
Commercial collateralized mortgage obligations	—	73,483	—	73,483
Asset-backed and other amortizing securities	—	14,581	—	14,581
Other securities	—	11,423	—	11,423
Loans held for sale (mandatory)	—	13,791	—	13,791
Mortgage servicing rights	—	—	26,292	26,292
Asset derivatives	—	15,998	—	15,998
Liability derivatives	—	(12)	—	(12)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,566	20,566

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for each of the three and six months ended June 30, 2025 and 2024.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At June 30, 2025 and December 31, 2024, the aggregate fair value of loans held for sale for mandatory delivery was $15.0 million and $13.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $14.6 million and $13.5 million, respectively, representing differences between fair value and unpaid principal balance of $396 thousand and $271 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of June 30, 2025 and December 31, 2024.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income. For each of the three months ended June 30, 2025 and 2024, the net (gain) loss amount totaled $(75) thousand and $32 thousand, respectively. For each of the six months ended June 30, 2025 and 2024, the net (gain) loss amount totaled $(163) thousand and $(340) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2025
Non-recurring:
Loans held for investment	$5,661	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	25,134	Discounted cash flows	Constant prepayment rate	7.31%
			Discount rate	10.19%

December 31, 2024
Non-recurring:
Loans held for investment	$20,566	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,292	Discounted cash flows	Constant prepayment rate	7.16%
			Discount rate	10.17%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2025
Financial assets:
Cash and cash equivalents	$470,496	$470,496	$—	$—	$470,496
Loans held for investment, net	3,053,968	—	—	3,011,725	3,011,725
Loans held for sale (best efforts)	2,162	—	2,207	—	2,207
Accrued interest receivable	17,996	—	17,996	—	17,996
Short-term borrowings	1,352	—	1,352	—	1,352
Financial liabilities:
Deposits	3,738,938	—	3,738,516	—	3,738,516
Accrued interest payable	4,962	—	4,962	—	4,962
Junior subordinated deferrable interest debentures	46,393	—	34,372	—	34,372
Subordinated debt	64,054	—	62,796	—	62,796

December 31, 2024
Financial assets:
Cash and cash equivalents	$359,082	$359,082	$—	$—	$359,082
Loans held for investment, net	3,011,817	—	—	2,937,678	2,937,678
Loans held for sale (best efforts)	6,751	—	6,875	—	6,875
Accrued interest receivable	21,687	—	21,687	—	21,687
Financial liabilities:
Deposits	3,620,876	—	3,621,106	—	3,621,106
Accrued interest payable	6,108	—	6,108	—	6,108
Junior subordinated deferrable interest debentures	46,393	—	34,285	—	34,285
Subordinated debt	63,961	—	60,969	—	60,969

14.  SUBSEQUENT EVENTS

Dividend Declaration

On July 16, 2025, the Company declared a cash dividend of $0.16 per share of common stock to be paid on August 11, 2025 to all shareholders of record as of the close of business on July 28, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the periods covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 7, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association, and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	adverse changes in customer spending and savings habits;
●	the impact of pandemics, epidemics, or any other health-related crisis;
●	high concentrations of loans secured by real estate located in our market areas;
●	changes in unemployment rates in the United States and our market areas;
●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

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
●
natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of policies of the U.S. presidential administration or Congress;

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

Results of Operations

We had net income of $14.6 million, or $0.86 per diluted common share, for the three months ended June 30, 2025, compared to net income of $11.1 million, or $0.66 per diluted common share for the three months ended June 30, 2024. Return on average equity (annualized) was 13.05% and return on average assets (annualized) was 1.34% for the three months ended June 30, 2025, compared to 10.83% and 1.07%, respectively, for the three months ended June 30, 2024.

We had net income of $26.9 million, or $1.58 per diluted common share for the six months ended June 30, 2025, compared to net income of $22.0 million, or $1.30 per diluted common share for the six months ended June 30, 2024. Return on average equity (annualized) was 12.19% and return on average assets (annualized) was 1.25% for the six months ended June 30, 2025, compared to 10.78% and 1.06%, respectively, for the six months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,094,558	$53,894	6.99%	$3,082,601	$50,579	6.60%
Investment securities – taxable	508,508	4,700	3.71%	533,553	5,285	3.98%
Investment securities – non-taxable	152,202	1,015	2.67%	155,408	1,022	2.64%
Other interest-earning assets(2)	456,818	4,747	4.17%	225,720	2,545	4.53%
Total interest-earning assets	4,212,086	64,356	6.13%	3,997,282	59,431	5.98%
Noninterest-earning assets	166,763			171,472
Total assets	$4,378,849			$4,168,754

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,326,779	$15,890	2.74%	$2,221,427	$17,652	3.20%
Time deposits	438,697	4,172	3.81%	392,778	3,977	4.07%
Short-term borrowings	18	—	0.00%	3	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt	64,031	835	5.23%	63,845	835	5.26%
Junior subordinated deferrable interest debentures	46,393	735	6.35%	46,393	856	7.42%
Total interest-bearing liabilities	$2,875,918	$21,632	3.02%	$2,724,446	$23,320	3.44%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$990,343			$960,106
Other liabilities	63,679			70,854
Total noninterest-bearing liabilities	1,054,022			1,030,960
Stockholders’ equity	448,909			413,348
Total liabilities and stockholders’ equity	$4,378,849			$4,168,754

Net interest income		$42,724			$36,111
Net interest spread			3.11%			2.54%
Net interest margin(3)			4.07%			3.63%

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,084,563	$104,471	6.83%	$3,048,569	$99,519	6.56%
Investment securities – taxable	509,431	9,392	3.72%	543,817	10,796	3.99%
Investment securities – non-taxable	152,716	2,029	2.68%	155,831	2,046	2.64%
Other interest-earning assets(2)	421,899	8,606	4.11%	262,345	6,020	4.61%
Total interest-earning assets	4,168,609	124,498	6.02%	4,010,562	118,381	5.94%
Noninterest-earning assets	169,222			177,882
Total assets	$4,337,831			$4,188,444

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,314,562	$31,401	2.74%	$2,253,704	$35,649	3.18%
Time deposits	440,297	8,488	3.89%	383,816	7,643	4.00%
Short-term borrowings	11	—	0.00%	3	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt	64,008	1,670	5.26%	63,822	1,670	5.26%
Junior subordinated deferrable interest debentures	46,393	1,468	6.38%	46,393	1,717	7.44%
Total interest-bearing liabilities	$2,865,271	$43,027	3.03%	$2,747,738	$46,679	3.42%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$962,557			$959,219
Other liabilities	64,875			70,856
Total noninterest-bearing liabilities	1,027,432			1,030,075
Shareholders’ equity	445,128			410,631
Total liabilities and shareholders’ equity	$4,337,831			$4,188,444

Net interest income		$81,471			$71,702
Net interest spread			2.99%			2.52%
Net interest margin(3)			3.94%			3.60%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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
	Three Months Ended June 30,
	2025 over 2024
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$196	$3,119	$3,315
Investment securities – taxable	(248)	(337)	(585)
Investment securities – non-taxable	(21)	14	(7)
Other interest-earning assets	2,606	(404)	2,202
Total interest-earning assets	2,533	2,392	4,925

Interest-bearing liabilities:
NOW, Savings, MMDAs	837	(2,599)	(1,762)
Time deposits	465	(270)	195
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt	2	(2)	—
Junior subordinated deferrable interest debentures	—	(121)	(121)
Total interest-bearing liabilities	1,304	(2,992)	(1,688)

Net change	$1,229	$5,384	$6,613

	Six Months Ended June 30,
	2025 over 2024
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$1,175	$3,777	$4,952
Investment securities – taxable	(683)	(721)	(1,404)
Investment securities – non-taxable	(41)	24	(17)
Other interest-earning assets	3,661	(1,075)	2,586
Total interest-earning assets	4,112	2,005	6,117

Interest-bearing liabilities:
NOW, Savings, MMDAs	963	(5,211)	(4,248)
Time deposits	1,125	(280)	845
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt	5	(5)	—
Junior subordinated deferrable interest debentures	—	(249)	(249)
Total interest-bearing liabilities	2,093	(5,745)	(3,652)

Net change	$2,019	$7,750	$9,769

Net interest income for the three months ended June 30, 2025 was $42.5 million, compared to $35.9 million for the three months ended June 30, 2024, an increase of $6.6 million, or 18.4%, and was comprised of an increase of $4.9 million in interest income and a decrease of $1.7 million in interest expense. The growth in interest income was primarily attributable to an increase of $3.3 million in loan interest income, which was a result of growth of $12.0 million in average loans outstanding and an increase of 39 basis points in the yield on loans. The $3.3 million increase in loan interest income included a recovery of $1.7 million in interest during the second quarter of 2025, related to a full repayment of a loan that had previously been on nonaccrual. This recovery positively impacted the net interest margin by 17 basis points and the loan yield by 23 basis points during the second quarter of 2025. The $1.7 million decrease in interest expense was primarily related to a 42 basis point decrease in the interest rate paid on interest-bearing deposits over the same period in 2024, partially offset by an increase of $151.3 million in average interest-bearing deposits. Additionally, average noninterest-bearing demand deposits increased $30.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

For the three months ended June 30, 2025, net interest margin and net interest spread were 4.07% and 3.11%, respectively, compared to 3.63% and 2.54%, respectively, for the same period in 2024, which reflects the changes in interest income and interest expense discussed above. The loan interest recovery noted above positively affected net interest margin and net interest spread by 17 basis points.

Net interest income for the six months ended June 30, 2025 was $81.0 million, compared to $71.3 million for the six months ended June 30, 2024, an increase of $9.8 million, or 13.7%, and was comprised of an increase of $6.1 million in interest income and a decrease of $3.7 million in interest expense. The growth in interest income was attributable to increases of $5.0 million in loan interest income and $2.6 million in interest income on other interest-earning assets, partially offset by a decrease of $1.4 million in interest income on securities. The increase in loan interest income resulted from growth of $36.0 million in average loans outstanding and an increase of 27 basis points in the yield on loans, which included the $1.7 million loan interest recovery noted above. The increase in interest income on other interest-earning assets was primarily due to an increase of $134.7 million in average other interest-bearing assets, partially offset by a decline of 50 basis points in the interest rate paid on those assets. The decrease in interest income on securities was primarily due to a decline in the interest recorded on fair value hedges on municipal securities as the indexed market rate declined during the last half of 2024. The $3.7 million decrease in interest expense was primarily related to a 37 basis point decrease in the rate paid on interest-bearing deposits over the same period in 2024, partially offset by an increase of $117.3 million in average interest-bearing deposits.

For the six months ended June 30, 2025, net interest margin and net interest spread were 3.94% and 2.99%, respectively, compared to 3.60% and 2.52%, respectively, for the same period in 2024, which reflects the changes in interest income and interest expense discussed above. The loan interest recovery noted above positively affected net interest margin and net interest spread by 8 basis points.

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

The Company recorded a provision for credit losses of $2.5 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024. The increase in provision of $700 thousand was largely attributable to an increase in specific reserves during the three months ended June 30, 2025.

The Company recorded a provision for credit losses for the six months ended June 30, 2025 of $2.9 million, compared to $2.6 million for the six months ended June 30, 2024. The increase in provision of $300 thousand was largely attributable to an increase in specific reserves, partially offset by a decrease in net charge-offs for the six months ended June 30, 2025, compared to the same period in 2024.

The provision for credit losses is a significant factor in the Company’s operating results. For further discussion regarding the provision for credit losses and management’s assessment of the adequacy of the ACL for loans, see “Allowance for Credit Losses for Loans” and “Asset Quality” under “Financial Condition” in this Item 2, below.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. The largest portion of our noninterest income is associated with our mortgage banking activities. Other sources of noninterest income include service charges on deposit accounts, and bank card services and interchange fees.

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,098	$1,949	$149	$4,239	$3,762	$477
Bank card services and interchange fees	3,771	4,052	(281)	7,150	7,113	37
Mortgage banking activities	3,606	3,397	209	5,719	7,342	(1,623)
Investment commissions	426	450	(24)	860	884	(24)
Fiduciary income	694	720	(26)	1,432	1,474	(42)
Other income and fees(1)	1,570	2,141	(571)	3,390	3,543	(153)
Total noninterest income	$12,165	$12,709	$(544)	$22,790	$24,118	$(1,328)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended June 30, 2025 was $12.2 million, compared to $12.7 million for the three months ended June 30, 2024, a decrease of $544 thousand, or 4.3%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $149 thousand, or 7.6%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily the result of treasury management initiatives taken to drive growth throughout 2024.

Bank card services and interchange fees - Income from bank card services and interchange fees decreased $281 thousand, or 6.9%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily the result of $315 thousand of incentives and rebates, which were recorded in second quarter of 2024, compared to being recorded in the first quarter in 2025.

Mortgage banking activities - Income from mortgage banking activities increased $209 thousand, or 6.2%, to $3.6 million for the three months ended June 30, 2025 from $3.4 million for the three months ended June 30, 2024. This increase was mainly the result of a $156 thousand negative fair value adjustment to our mortgage servicing rights portfolio in the second quarter of 2025 compared to a negative fair value adjustment of $680 thousand in the second quarter of 2024. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which declined less during the second quarter of 2025 as compared to the same period of 2024. This increase was partially offset by a decrease in net gain on sales of loans of $133 thousand and a decline of $10.0 million in originations of loans held for sale in the second quarter of 2025 as compared to the same period of 2024.

Other income and fees - Other income and fees decreased $571 thousand, or 26.7%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily the result of a decrease of $523 thousand in income from SBIC investments.

Noninterest income for the six months ended June 30, 2025 was $22.8 million, compared to $24.1 million for the six months ended June 30, 2024, a decrease of $1.3 million, or 5.5%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $477 thousand, or 12.7%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily the result of treasury management initiatives taken to drive growth throughout 2024.

Mortgage banking activities - Income from mortgage banking activities decreased $1.6 million, or 22.1%, to $5.7 million for the six months ended June 30, 2025 from $7.3 million for the six months ended June 30, 2024. This decrease was mainly the result of a decline of $1.1 million in the fair value adjustment of the mortgage servicing rights assets as interest rates that affect the fair value rose during the first half of 2024 compared to interest rates falling in the first half of 2025. Additionally, mortgage loan originations declined $14.4 million, or 9.5%, in the current year period as compared to the prior year period.

Other income and fees - Other income and fees decreased $153 thousand, or 4.3%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily the result of a decrease of $463 thousand in income from SBIC investments, partially offset by increases in income from sweep accounts and gains on sales of fixed assets.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,708	$19,199	$509	$39,149	$38,187	$962
Occupancy expense, net	3,972	4,029	(57)	7,999	7,949	50
Professional services	1,874	1,738	136	3,604	3,221	383
Marketing and development	919	860	59	1,824	1,614	210
IT and data services	1,181	1,086	95	2,345	2,076	269
Bankcard expenses	1,579	1,516	63	3,033	2,913	120
Appraisal expenses	236	229	7	428	456	(28)
Other expenses(1)	4,074	3,915	159	8,191	8,086	105
Total noninterest expense	$33,543	$32,572	$971	$66,573	$64,502	$2,071

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2025 was $33.5 million compared to $32.6 million for the three months ended June 30, 2024, an increase of $1.0 million, or 3.0%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $509 thousand, or 2.7%, from $19.2  million for the three months ended June 30, 2024 to $19.7 million for the three months ended June 30, 2025. This increase was primarily driven by annual salary adjustments, which became effective in January of 2025.

Professional services - Professional services increased $136 thousand, or 7.8% from $1.7 million for the three months ended June 30, 2024 to $1.9 million for the three months ended June 30, 2025. This increase was primarily driven by consulting services related to the Company’s lending platform during the second quarter of 2025.

Other expenses - Other expenses increased $159 thousand, or 4.1%, from $3.9 million for the three months ended June 30, 2024 to $4.1 million for the three months ended June 30, 2025. This was primarily the result of an increase of $110 thousand in the ineffective portion of fair value hedges.

Noninterest expense for the six months ended June 30, 2025 was $66.6 million, compared to $64.5 million for the six months ended June 30, 2024, an increase of $2.1 million, or 3.2%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $1.0 million, or 2.5%, from $38.2 million for the six months ended June 30, 2024 to $39.1 million for the six months ended June 30, 2025. This increase was primarily driven by annual salary adjustments, which became effective in January of 2025.

Professional services - Professional services increased $383 thousand, or 11.9% from $3.2 million for the six months ended June 30, 2024 to $3.6 million for the six months ended June 30, 2025. This increase was primarily driven by consulting services related to the Company’s lending platform during the first two quarters of 2025.

IT and data services - IT and data services increased $269 thousand, or 13.0%, from $2.1 million for six months ended June 30, 2024 to $2.3 million for the six months ended June 30, 2025. The increase is primarily a result of the continued rising cost of technology services.

Financial Condition

Our total assets increased $131.4 million, or 3.1%, to $4.36 billion at June 30, 2025, compared to $4.23 billion at December 31, 2024. Our gross loans held for investment increased $43.9 million, or 1.4%, to $3.10 billion at June 30, 2025, compared to $3.06 billion at December 31, 2024. Our securities portfolio decreased $7.2 million, or 1.3%, to $570.0 million at June 30, 2025, compared to $577.2 million at December 31, 2024. Total deposits increased $118.1 million, or 3.3%, to $3.74 billion at June 30, 2025, compared to $3.62 billion at December 31, 2024.

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

Loans held for investment increased $43.9 million, or 1.4%, to $3.10 billion at June 30, 2025, compared to $3.06 billion at December 31, 2024. The growth in loans remained relationship-focused and occurred broadly across the portfolio, partially offset by decrease in multi-family property loans and hospitality loans.

The following table shows the contractual maturities of our loans held for investment portfolio at June 30, 2025:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$188,027	$549,433	$282,957	$64,892	$1,085,309
Commercial - specialized	160,823	103,011	73,671	41,563	379,068
Commercial - general	125,179	224,614	182,437	88,704	620,934
Consumer:
1-4 family residential	34,300	119,752	104,672	331,211	589,935
Auto loans	2,938	171,227	84,028	—	258,193
Other consumer	7,920	39,058	16,611	—	63,589
Construction	82,250	16,572	424	2,704	101,950
Total loans	$601,437	$1,223,667	$744,800	$529,074	$3,098,978

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of June 30, 2025:
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$369,319	$527,963
Commercial - specialized	77,091	141,154
Commercial - general	206,671	289,084
Consumer:
1-4 family residential	341,558	214,077
Auto loans	255,255	—
Other consumer	55,669	—
Construction	517	19,183
Total loans	$1,306,080	$1,191,461

At June 30, 2025, there was $1.58 billion in adjustable rate loans, with $897.9 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $573.0 million will reprice immediately upon changes in the underlying index rate, with the remaining $324.9 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank. Further as of June 30, 2025, there is $207.3 million of fixed rate loans that mature in the next twelve months.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 73.5% of our loans were secured by real property as of June 30, 2025, compared to 73.7% as of December 31, 2024. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 38.3% of loans held for investment as of June 30, 2025 and represented 40.1% of loans held for investment as of December 31, 2024. Further, 96% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial Real Estate. Our commercial real estate portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of commercial real estate investment properties and residential developments. Residential construction loans are broken out separately below. Commercial real estate loans are subject to underwriting standards and processes similar to our commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are diversified by type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Commercial real estate loans decreased $33.8 million, or 3.0%, to $1.09 billion as of June 30, 2025 from $1.12 billion as of December 31, 2024. The decrease was primarily driven by decreases of $58.9 million in multi-family loans and $22.6 million in hospitality loans, partially offset by increases in residential and commercial land development loans and other commercial loans.

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

Commercial specialized loans decreased $9.9 million, or 2.5%, to $379.1 million as of June 30, 2025 from $389.0 million as of December 31, 2024. This decrease was primarily due to net repayments of $18.7 million in seasonal agricultural-related loans, partially offset by an increase in energy sector loans. Operating agriculture loans were slower to fund up in the second quarter of 2025 as compared to the second quarter of 2024.

Commercial general loans increased $63.6 million, or 11.4%, to $620.9 million as of June 30, 2025 from $557.4 million as of December 31, 2024. The increase was primarily due to increases broadly across this segment.

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

Consumer and other loans increased $25.9 million, or 2.9%, to $911.7 million as of June 30, 2025, from $885.8 million as of December 31, 2024. The growth in these loans was a result of increases of $3.7 million in consumer auto loans and $23.5 million in residential mortgage loans, partially offset by a decrease of $1.3 million in other consumer loans. As of June 30, 2025, our consumer loan portfolio was comprised of $589.9 million in 1-4 family residential loans, $258.2 million in auto loans, and $63.6 million in other consumer loans. The consumer auto loan portfolio experienced growth in the first quarter of 2025 before beginning to decline in the second quarter of 2025 as new loan originations have slowed due to economic pressures and uncertainties.

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

Construction loans decreased $1.9 million, or 1.8%, to $102.0 million as of June 30, 2025 from $103.9 million as of December 31, 2024.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.19 billion at June 30, 2025 and $1.22 billion at December 31, 2024. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of June 30, 2025, total income-producing commercial real estate property loans totaled $830.9 million and was comprised of $257.0 million of multi-family property loans, $182.6 million of retail property loans, $138.4 million of office property loans, $38.4 million in hospitality loans, and $214.4 million in other property loans. Other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of June 30, 2025, total construction, acquisition, and development property loans totaled $356.4 million and was comprised of $101.9 million in residential construction property loans and $254.5 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 55% at June 30, 2025. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 58% at June 30, 2025.

Owner-occupied commercial real estate loans totaled $413.3 million at June 30, 2025 and $366.8 million at December 31, 2024.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$557,466	$537,688
Standby letters of credit	12,531	18,696
Total	$569,997	$556,384

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

The ACL for loans was $45.0 million at June 30, 2025, compared to $43.2 million at December 31, 2024, an increase of $1.8 million, or 4.1%. The increase is primarily a result of a provision for credit losses on loans of $2.8 million being recorded during the six months ended June 30, 2025 largely attributable to growth of $43.9 million in loans held for investment and an increase in specific reserves, partially offset by net charge-offs of $1.0 million during the period. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the prolonged elevated interest rate environment, stronger than expected employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Average loans outstanding during the periods
Commercial real estate	$1,096,884	$1,114,782	$1,112,634	$1,102,062
Commercial – specialized	378,668	398,661	379,246	379,510
Commercial – general	598,036	529,762	580,014	524,826
Consumer:
1-4 family residential	583,520	568,792	574,743	553,526
Auto loans	261,078	282,908	260,010	290,729
Other consumer	64,236	70,553	64,278	71,812
Construction	100,254	102,844	101,288	112,384
Loans held for sale	11,882	14,299	12,350	13,720
Total average loans outstanding during the periods	$3,094,558	$3,082,601	$3,084,563	$3,048,569

Net charge-offs (recoveries) during the periods
Commercial real estate	$—	$(1)	$—	$85
Commercial – specialized	(47)	(11)	(81)	(44)
Commercial – general	31	328	85	670
Consumer:
1-4 family residential	(41)	(2)	(48)	169
Auto loans	353	253	603	413
Other consumer	162	209	423	430
Construction	—	—	(5)	—
Total net charge-offs (recoveries) during the periods	$458	$776	$977	$1,723

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	0.00%	0.00%	0.01%
Commercial – specialized	(0.01)%	0.00%	(0.02)%	(0.01)%
Commercial – general	0.01%	0.06%	0.01%	0.13%
Consumer:
1-4 family residential	(0.01)%	0.00%	(0.01)%	0.03%
Auto loans	0.14%	0.09%	0.23%	0.14%
Other consumer	0.25%	0.30%	0.66%	0.60%
Construction	0.00%	0.00%	0.00%	0.00%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.01%	0.03%	0.03%	0.06%

The following table provides other loan data as of the dates indicated.
	June 30,	December 31,
	2025	2024
	(Dollars in thousands)

Total loans held for investment outstanding	$3,098,978	$3,055,054
Nonaccrual loans	$7,797	$22,102
Allowance for credit losses on loans	$45,010	$43,237
Ratio of allowance to total loans held for investment	1.45%	1.42%
Ratio of allowance to nonaccrual loans	577.27%	195.62%
Ratio of nonaccrual loans to total loans held for investment	0.25%	0.72%

Net charge-offs totaled $458 thousand and were 0.06% (annualized) of average loans outstanding for the three months ended June 30, 2025, compared to $776 thousand and 0.10% (annualized) for the three months ended June 30, 2024. The decrease in net charge-offs in the second quarter of 2025 was primarily the result of a decrease of $297 thousand in general commercial net charge-offs in the second quarter of 2025 compared to the same period in 2024, mainly from several larger recoveries. Net charge-offs totaled $1.0 million and were 0.06% (annualized) of average loans outstanding for the six months ended June 30, 2025, compared to $1.7 million and 0.11% (annualized) for the six months ended June 30, 2024. The decrease in net charge-offs for the six months ended June 30, 2025 was primarily the result of a decrease of $362 thousand in charge-offs and an increase of $223 thousand in recoveries of general commercial loans in the first two quarters of 2025 compared to the same period in 2024. The allowance for credit losses on loans as a percentage of loans held for investment was 1.45% at June 30, 2025 and 1.42% at December 31, 2024.

Specific reserves for individually evaluated loans totaled $1.1 million at June 30, 2025 as compared to $552 thousand at December 31, 2024. There were several credit quality downgrades during the second quarter of 2025 which necessitated the additional reserves.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,706	34.9%	$15,973	36.9%
Commercial – specialized	4,881	10.8%	4,640	10.7%
Commercial – general	7,228	16.1%	6,874	15.9%
Consumer:
1-4 family residential	11,150	24.8%	9,677	22.4%
Auto loans	2,995	6.7%	3,015	7.0%
Other consumer	1,102	2.4%	1,115	2.6%
Construction	1,948	4.3%	1,943	4.5%
Total allowance for credit losses	$45,010	100.0%	$43,237	100.0%

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

At June 30, 2025, our total nonaccrual loans were $7.8 million, or 0.25% of total loans held for investment, as compared to $22.1 million, or 0.72% of total loans held for investment, at December 31, 2024. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of June 30, 2025 to cover any probable loss.

Nonperforming loans were $10.5 million at June 30, 2025 and $24.0 million at December 31, 2024. This decrease of $13.5 million is predominantly due to a $19.0 million credit that was repaid in full during the second quarter of 2025. This decrease was partially offset with two credits totaling $5.5 million being placed on nonaccrual status during the second quarter of 2025.

Classified loans include loans graded as substandard or doubtful. At June 30, 2025, classified loans totaled $66.9 million, an increase of $17.8 million from the total of $49.1 million at December 31, 2024. This was primarily the result of the downgrade of a $32 million multi-family property loan, partially offset by the payoff of a $19 million multi-family property loan during the second quarter of 2025.

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

Our securities portfolio decreased $7.2 million, or 1.3%, to $570.0 million at June 30, 2025, compared to $577.2 million at December 31, 2024. The decrease was primarily due to $10.2 million in maturities, prepayments and calls, net of purchases, partially offset by a $4.3 million increase in the fair value of securities available for sale at June 30, 2025 as compared to December 31, 2024.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2025, the fair value of the Company’s securities available for sale was $87.5 million lower than the amortized cost. At June 30, 2025, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of June 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,294	1.79%	$4,984	2.72%	$9,160	2.51%	$181,115	2.30%
Residential mortgage-backed securities	18	1.99%	1,469	2.01%	608	2.88%	314,046	2.28%
Commercial mortgage-backed securities	—	—	—	—	45,934	2.22%	—	—
Collateralized mortgage obligations	—	—	—	—	66,069	4.96%	4,736	—
Asset-backed and other amortizing securities	—	—	—	—	2,590	3.16%	12,452	2.75%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$2,312	1.79%	$6,453	2.56%	$136,361	3.79%	$512,349	2.33%

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,919	1.75%	$4,508	2.30%	$3,388	2.18%	$188,773	2.29%
Residential mortgage-backed securities	—	—	1,976	2.04%	693	2.82%	318,352	2.19%
Commercial mortgage-backed securities	—	—	—	—	46,601	2.22%	—	—
Collateralized mortgage obligations	—	—	—	—	68,780	5.26%	4,917	5.23%
Asset-backed and other amortizing securities	—	—	—	—	2,864	3.16%	13,243	2.75%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$2,919	1.75%	$6,484	2.22%	$134,326	4.00%	$525,285	2.27%

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

Total deposits at June 30, 2025 were $3.74 billion, representing an increase of $118.1 million, or 3.3%, compared to $3.62 billion at December 31, 2024. The increase since December 31, 2024 consisted of increases of $54.8 million in interest-bearing deposits and $63.3 million in non-interest-bearing deposits. As of June 30, 2025, 26.7% of total deposits were comprised of noninterest-bearing demand accounts, 62.0% of interest-bearing non-maturity accounts and 11.3% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$998,759	26.7%	$935,510	25.8%
NOW and other transaction accounts	1,244,023	33.3%	498,718	13.8%
Money market and other savings	1,072,010	28.7%	1,741,988	48.1%
Time deposits	424,146	11.3%	444,660	12.3%
Total deposits	$3,738,938	100.0%	$3,620,876	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended June 30,
	2025		2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$990,343	0.00%	$960,106	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,250,852	2.64%	482,212	3.90%
Savings accounts	132,428	0.81%	133,422	0.93%
Money market accounts	943,499	3.14%	1,605,793	3.17%
Time deposits	438,697	3.81%	392,778	4.07%
Total interest-bearing deposits	2,765,476	2.91%	2,614,205	3.33%
Total deposits	$3,755,819	2.14%	$3,574,311	2.43%

	Six Months Ended June 30,
	2025		2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$962,557	0.00%	$959,219	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,086,742	2.78%	490,506	3.80%
Savings accounts	133,356	0.81%	134,891	0.92%
Money market accounts	1,094,464	2.92%	1,628,307	3.18%
Time deposits	440,297	3.89%	383,816	4.00%
Total interest-bearing deposits	2,754,859	2.92%	2,637,520	3.30%
Total deposits	$3,717,416	2.16%	$3,596,739	2.42%

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

The scheduled maturities of time deposits of more than $250 thousand as of June 30, 2025 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$46,980	$23,249	$35,206	$6,446	$111,881

The estimated amount of uninsured deposits as of June 30, 2025 was $1.33 billion. This represented approximately 36% of total deposits. Excluding collateralized public fund deposits, uninsured and uncollateralized deposits was 28% as of June 30, 2025.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2025 and December 31, 2024, we had total remaining borrowing capacity from the FHLB of $1.29 billion and $1.11 billion, respectively, with no outstanding balance. We had no FHLB borrowings during the three and six months ended June 30, 2025 or 2024.

The Company may use FHLB letters of credit to pledge to certain public deposits. There was no outstanding balance of FHLB letters of credit at June 30, 2025, The outstanding balance at December 31, 2024 was $75.0 million.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $668.2 million and $654.0 million at June 30, 2025 and December 31, 2024, respectively, with no outstanding balance. We had no FRB borrowings during the three and six months ended June 30, 2025 or 2024.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $138.6 million and $140.0 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had $1.4 million in short-term borrowings.  There were no short-term borrowings as of December 31, 2024.

Subordinated Debt. In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate period, these notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

As of June 30, 2025, the total amount of subordinated debt outstanding was $64.1 million less approximately $46 thousand of remaining debt issuance costs for a total balance of $64.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2025 and December 31, 2024. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of June 30, 2025, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 7.19%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.97%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 6.08%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2025.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At June 30, 2025, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.3 billion and $668.2 million, respectively.

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

Capital

Total stockholders’ equity increased to $454.1 million as of June 30, 2025, compared to $438.9 million as of December 31, 2024, an increase of $15.1 million, or 3.4%. The increase from December 31, 2024 was primarily the result of $26.9 million in net income for the six months ended June 30, 2025 and an increase in accumulated other comprehensive income (“AOCI”) of $375 thousand related to fair value changes in available for sale securities and related fair value hedges, partially offset by $4.9 million of dividends paid and $8.5 million in repurchases of common stock for the six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below reflects the Company’s (on a consolidated basis) and the Bank’s capital ratios as of the dates indicated.

	June 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated:
Total capital (to risk-weighted assets)	$647,191	18.17%	$631,713	17.86%
Tier 1 capital (to risk-weighted assets)	538,588	15.12%	523,535	14.80%
CET 1 capital (to risk-weighted assets)	493,588	13.86%	478,535	13.53%
Tier 1 capital (to average assets)	538,588	12.12%	523,535	12.04%

City Bank:
Total capital (to risk-weighted assets)	$527,722	14.82%	$520,788	14.73%
Tier 1 capital (to risk-weighted assets)	483,178	13.57%	476,574	13.48%
CET 1 capital (to risk-weighted assets)	483,178	13.57%	476,574	13.48%
Tier 1 capital (to average assets)	483,178	10.88%	476,574	10.96%

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described in Part I, Item 1, “Business,” under the subheading “Supervision and Regulation—Regulatory Capital Requirements,” in the 2024 Annual Report on Form 10-K.

Treasury Stock

We repurchased stock in accordance with its previously-announced stock repurchase program during the three and six months ended June 30, 2025. For the three months ended June 30, 2025, we repurchased 9,046 shares of common stock for a total of $276 thousand. For the six months ended June 30, 2025, we repurchased 259,046 share of common stock for a total of $8.5 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated update:

	June 30, 2025	December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(3.35)%	(4.63)%
+200	(2.11)%	(3.02)%
+100	(1.06)%	(1.54)%
-100	(0.21)%	0.01%
-200	0.17%	1.69%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Total stockholders’ equity	$454,074	$438,949
Less: Goodwill and other intangibles	(20,732)	(21,035)
Tangible common equity	$433,342	$417,914

Total assets	$4,363,674	$4,232,239
Less: Goodwill and other intangibles	(20,732)	(21,035)
Tangible assets	$4,342,942	$4,211,204

Shares outstanding	16,230,475	16,455,826

Total stockholders’ equity to total assets	10.41%	10.37%
Tangible common equity to tangible assets	9.98%	9.92%
Book value per share	$27.98	$26.67
Tangible book value per share	$26.70	$25.40

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 21, 2025, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “Program”). The shares can be repurchased from time to time through various means, including open market purchases and privately negotiated transactions. Open market repurchases under the Program will be conducted in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. Repurchases under the Program may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased by the Company when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The extent to which the Company repurchases its shares, and the manner, timing and amount of such repurchases, will depend upon a variety of factors, including the performance of the Company’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The Program does not obligate the Company to repurchase any particular number or amount of shares of the Company’s common stock and there is no guarantee as to the exact number or value of shares that will be repurchased by the Company under the Program.

The following table summarizes the share repurchase activity for the three months ended June 30, 2025.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
April 2025	9,046	$30.46	$275,584	$6,474,416
May 2025	—	—	—	6,474,416
June 2025	—	—	—	6,474,416
Total	9,046

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 5, 2025	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	August 5, 2025	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer