Form 10-Q
period 2025-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2025-11-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 3, 2025, the registrant had 16,247,839 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$56,071	$54,114
Interest-bearing deposits in banks	578,975	304,968
Cash and cash equivalents	635,046	359,082
Securities available for sale	571,138	577,240
Loans held for sale ($9,912 and $13,791 at fair value at September 30, 2025 and December 31, 2024, respectively)	13,046	20,542
Loans held for investment	3,053,503	3,055,054
Allowance for credit losses on loans	(44,125)	(43,237)
Loans held for investment, net	3,009,378	3,011,817
Accrued interest receivable	18,012	21,687
Premises and equipment, net	51,809	52,951
Bank-owned life insurance	77,274	76,054
Goodwill	19,315	19,315
Intangible assets, net	1,265	1,720
Mortgage servicing rights	24,458	26,292
Deferred tax asset, net	21,650	22,840
Other assets	37,046	42,699
Total assets	$4,479,437	$4,232,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,049,501	$935,510
Interest-bearing	2,831,642	2,685,366
Total deposits	3,881,143	3,620,876
Accrued expenses and other liabilities	59,999	62,060
Subordinated debt	14,100	63,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	4,001,635	3,793,290

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,247,839 and 16,455,826 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16,248	16,456
Additional paid-in capital	91,116	97,287
Retained earnings	421,542	385,827
Accumulated other comprehensive loss	(51,104)	(60,621)
Total stockholders’ equity	477,802	438,949
Total liabilities and stockholders’ equity	$4,479,437	$4,232,239

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$53,928	$51,505	$158,384	$151,008
Securities:
Taxable	4,638	5,300	14,030	16,096
Non-taxable	853	803	2,456	2,419
Federal funds sold and interest-bearing deposits in banks	5,101	4,032	13,707	10,052
Total interest income	64,520	61,640	188,577	179,575
Interest expense:
Deposits	19,925	22,653	59,814	65,945
Subordinated debt	835	835	2,505	2,505
Junior subordinated deferrable interest debentures	741	858	2,209	2,575
Total interest expense	21,501	24,346	64,528	71,025
Net interest income	43,019	37,294	124,049	108,550
Provision for credit losses	500	495	3,420	3,100
Net interest income, after provision for credit losses	42,519	36,799	120,629	105,450
Noninterest income:
Service charges on deposit accounts	2,266	2,023	6,505	5,785
Net gain on sales of loans	2,338	2,715	7,584	8,157
Bank card services and interchange fees	3,403	3,302	10,553	10,415
Other mortgage banking income	237	(825)	710	1,075
Investment commissions	428	391	1,288	1,275
Fiduciary fees	729	613	2,161	2,087
Other	1,764	2,416	5,154	5,959
Total noninterest income	11,165	10,635	33,955	34,753
Noninterest expense:
Salaries and employee benefits	19,413	18,767	58,562	56,954
Occupancy and equipment, net	4,046	4,255	12,045	12,204
Professional services	1,293	1,807	4,897	5,028
Marketing and development	979	1,015	2,803	2,629
IT and data services	1,184	1,092	3,529	3,168
Bank card expenses	1,637	1,500	4,670	4,413
Appraisal expenses	284	246	712	702
Other	4,188	4,446	12,379	12,532
Total noninterest expense	33,024	33,128	99,597	97,630
Income before income taxes	20,660	14,306	54,987	42,573
Income tax expense	4,342	3,094	11,770	9,353
Net income	$16,318	$11,212	$43,217	$33,220
Earnings per share:
Basic	$1.00	$0.68	$2.65	$2.02
Diluted	$0.96	$0.66	$2.55	$1.96

Net income	$16,318	$11,212	$43,217	$33,220
Other comprehensive income:
Unrealized gains on securities available for sale	12,450	25,268	16,749	14,997
Less: Change in fair value on hedged state and municipal securities	(878)	(4,196)	(4,703)	(3,274)
Tax effect	(2,430)	(4,425)	(2,529)	(2,462)
Other comprehensive income	9,142	16,647	9,517	9,261
Comprehensive income	$25,460	$27,859	$52,734	$42,481

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30, 2024
Balance at beginning of period	16,417,099	$16,417	$97,107	$345,264	$(51,674)	$407,114
Net income	—	—	—	33,220	—	33,220
Cash dividends declared - $0.41 per share	—	—	—	(6,702)	—	(6,702)
Other comprehensive income	—	—	—	—	9,261	9,261
Net issuance of stock related to stock-based awards	23,327	23	(155)	—	—	(132)
Repurchases of common stock	(53,799)	(54)	(1,286)	—	—	(1,340)
Stock-based compensation	—	—	1,701	—	—	1,701
Balance at end of period	16,386,627	$16,386	$97,367	$371,782	$(42,413)	$443,122

Nine Months Ended September 30, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	—	—	—	43,217	—	43,217
Cash dividends declared - $0.46 per share	—	—	—	(7,502)	—	(7,502)
Other comprehensive income	—	—	—	—	9,517	9,517
Net issuance of stock related to stock-based awards	35,134	35	(312)	—	—	(277)
Stock issued under employee stock purchase plan	15,925	16	435	—	—	451
Repurchases of common stock	(259,046)	(259)	(8,267)	—	—	(8,526)
Stock-based compensation	—	—	1,973	—	—	1,973
Balance at end of period	16,247,839	$16,248	$91,116	$421,542	$(51,104)	$477,802

Three Months Ended September 30, 2024
Balance at beginning of period	16,424,021	$16,424	$97,766	$362,855	$(59,060)	$417,985
Net income	—	—	—	11,212	—	11,212
Cash dividends declared - $0.14 per share	—	—	—	(2,285)	—	(2,285)
Other comprehensive income	—	—	—	—	16,647	16,647
Net issuance of stock related to stock-based awards	2,606	2	(2)	—	—	—
Repurchases of common stock	(40,000)	(40)	(960)	—	—	(1,000)
Stock-based compensation	—	—	563	—	—	563
Balance at end of period	16,386,627	$16,386	$97,367	$371,782	$(42,413)	$443,122

Three Months Ended September 30, 2025
Balance at beginning of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074
Net income	—	—	—	16,318	—	16,318
Cash dividends declared - $0.16 per share	—	—	—	(2,598)	—	(2,598)
Other comprehensive income	—	—	—	—	9,142	9,142
Net issuance of stock related to stock-based awards	10,153	11	(11)	—	—	—
Stock issued under employee stock purchase plan	7,211	7	209	—	—	216
Stock-based compensation	—	—	650	—	—	650
Balance at end of period	16,247,839	$16,248	$91,116	$421,542	$(51,104)	$477,802

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$43,217	$33,220
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,420	3,100
Depreciation and amortization	4,359	4,913
Accretion and amortization	2,195	2,095
Other gains, net	(266)	(2)
Net gain on sales of loans	(7,584)	(8,157)
Proceeds from sales of loans held for sale	220,546	235,525
Loans originated for sale	(206,298)	(224,947)
Deferred income tax benefit	(1,339)	(1,938)
Earnings on bank-owned life insurance	(1,220)	(1,145)
Stock-based compensation	1,973	1,701
Change in valuation of mortgage servicing rights	2,666	2,685
Net change in:
Accrued interest receivable and other assets	5,719	4,607
Accrued expenses and other liabilities	(2,331)	3,552
Net cash provided by operating activities	65,057	55,209

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(16,903)	(299,849)
Maturities, prepayments, and calls	37,698	328,763
Loan originations and principal collections, net	(3,089)	(27,239)
Purchases of premises and equipment	(4,615)	(2,325)
Proceeds from sales of premises and equipment	2,240	69
Proceeds from sales of foreclosed assets	1,163	1,348
Net cash provided by investing activities	16,494	767

Cash flows from financing activities:
Net change in deposits	260,267	93,207
Proceeds from common stock issuance	451	—
Payments on subordinated debt	(50,000)	—
Payments to tax authorities for stock-based compensation	(277)	(132)
Cash dividends paid on common stock	(7,502)	(6,702)
Payments to repurchase common stock	(8,526)	(1,340)
Net cash provided by financing activities	194,413	85,033

Net change in cash and cash equivalents	275,964	141,009
Beginning cash and cash equivalents	359,082	330,158
Ending cash and cash equivalents	$635,046	$471,167

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$65,965	$71,479
Income taxes paid	11,443	8,321
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$2,462	$1,407
Additions to mortgage servicing rights	832	689

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of September 30, 2025:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  SECURITIES

A summary of the amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at the dates indicated is presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Available for sale:
State and municipal	$200,414	$350	$(25,617)	$—	$175,147
Residential mortgage-backed securities	308,335	118	(44,427)	—	264,026
Commercial mortgage-backed securities	47,584	—	(4,288)	—	43,296
Commercial collateralized mortgage obligations	68,213	73	(197)	—	68,089
Asset-backed and other amortizing securities	14,617	—	(912)	—	13,705
Other securities	7,000	—	(125)	—	6,875
	$646,163	$541	$(75,566)	$—	$571,138
December 31, 2024
Available for sale:
State and municipal	$199,588	$1	$(26,292)	$—	$173,297
Residential mortgage-backed securities	321,021	—	(56,925)	—	264,096
Commercial mortgage-backed securities	46,601	—	(6,241)	—	40,360
Commercial collateralized mortgage obligations	73,697	—	(214)	—	73,483
Asset-backed and other amortizing securities	16,107	—	(1,526)	—	14,581
Other securities	12,000	—	(577)	—	11,423
	$669,014	$1	$(91,775)	$—	$577,240

The amortized cost and estimated fair value of securities at September 30, 2025 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$205	$205
After 1 year through 5 years	5,490	5,421
After 5 years through 10 years	19,867	18,951
After 10 years	181,852	157,445
Declining-balance securities	438,749	389,116
	$646,163	$571,138

At both September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $406.9 million and $309.0 million at September 30, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the periods indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
State and municipal	$205	$—	$164,102	$25,617	$164,307	$25,617
Residential mortgage-backed securities	—	—	255,160	44,427	255,160	44,427
Commercial mortgage-backed securities	1,976	7	41,321	4,281	43,297	4,288
Commercial collateralized mortgage obligations	63,443	197	—	—	63,443	197
Asset-backed and other amortizing securities	—	—	13,705	912	13,705	912
Other securities	—	—	6,875	125	6,875	125
	$65,624	$204	$481,163	$75,362	$546,787	$75,566

December 31, 2024
State and municipal	$205	$1	$171,306	$26,291	$171,511	$26,292
Residential mortgage-backed securities	8	—	264,088	56,925	264,096	56,925
Commercial mortgage-backed securities	—	—	40,360	6,241	40,360	6,241
Commercial collateralized mortgage obligations	73,483	214	—	—	73,483	214
Asset-backed and other amortizing securities	—	—	14,581	1,526	14,581	1,526
Other securities	—	—	11,423	577	11,423	577
	$73,696	$215	$501,758	$91,560	$575,454	$91,775

There were 129 securities with an unrealized loss at September 30, 2025, generally due to a continuation of the elevated market interest rate environment. Management evaluates securities available for sale (“AFS”) in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.

3.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate	$1,035,926	$1,119,063
Commercial - specialized	377,783	388,955
Commercial - general	629,256	557,371
Consumer:
1-4 family residential	592,578	566,400
Auto loans	256,281	254,474
Other consumer	63,727	64,936
Construction	97,952	103,855
	3,053,503	3,055,054
Allowance for credit losses on loans	(44,125)	(43,237)
Loans, net	$3,009,378	$3,011,817

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.13 billion at September 30, 2025, and $1.22 billion at December 31, 2024.

The ACL for loans was $44.1 million at September 30, 2025, compared to $43.2 million at December 31, 2024. The ratio of ACL for loans to loans held for investment was 1.45% at September 30, 2025 and 1.42% at December 31, 2024.

The following tables detail the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended September 30, 2025
Commercial real estate	$15,706	$(228)	$(541)	$—	$14,937
Commercial - specialized	4,881	(81)	—	9	4,809
Commercial - general	7,228	87	(172)	105	7,248
Consumer:
1-4 family residential	11,150	234	(307)	3	11,080
Auto loans	2,995	132	(202)	41	2,966
Other consumer	1,102	303	(261)	40	1,184
Construction	1,948	(47)	—	—	1,901
	$45,010	$400	$(1,483)	$198	$44,125

For the three months ended September 30, 2024
Commercial real estate	$15,593	$290	$—	$41	$15,924
Commercial - specialized	4,736	149	—	22	4,907
Commercial - general	6,841	(373)	(78)	10	6,400
Consumer:
1-4 family residential	9,702	(143)	(3)	2	9,558
Auto loans	3,287	30	(296)	39	3,060
Other consumer	974	294	(364)	55	959
Construction	2,040	353	(315)	—	2,078
	$43,173	$600	$(1,056)	$169	$42,886
For the nine months ended September 30, 2025
Commercial real estate	$15,973	$(495)	$(541)	$—	$14,937
Commercial - specialized	4,640	79	—	90	4,809
Commercial - general	6,874	526	(530)	378	7,248
Consumer:
1-4 family residential	9,677	1,659	(307)	51	11,080
Auto loans	3,015	716	(897)	132	2,966
Other consumer	1,115	712	(832)	189	1,184
Construction	1,943	(47)	—	5	1,901
	$43,237	$3,150	$(3,107)	$845	$44,125

For the nine months ended September 30, 2024
Commercial real estate	$15,808	$160	$(86)	$42	$15,924
Commercial - specialized	4,020	821	—	66	4,907
Commercial - general	6,391	747	(798)	60	6,400
Consumer:
1-4 family residential	9,177	551	(175)	5	9,558
Auto loans	3,601	129	(786)	116	3,060
Other consumer	968	730	(895)	156	959
Construction	2,391	2	(315)	—	2,078
	$42,356	$3,140	$(3,055)	$445	$42,886

During the three and nine months ended September 30, 2025 the Company recorded a provision for credit loss of $500 thousand and $3.4 million, respectively, which was comprised of a provision for credit losses on loans of $400 thousand and $3.2 million, respectively, and a provision for off-balance sheet credit exposures of $100 thousand and $270 thousand, respectively. During the three and nine months September 30, 2024, the Company recorded a provision for credit loss of $495 thousand and $3.1 million, respectively, which was comprised of a provision for credit losses on loans of $600 thousand and $3.1 million, respectively, and a provision for off-balance sheet credit exposures of $(105) and $(40) thousand, respectively.

The following tables show the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
September 30, 2025
Commercial real estate	$—	$3,179	$—	$3,179	$—
Commercial - specialized	—	—	—	—	—
Commercial - general	1,059	2,896	—	3,955	147
Consumer:
1-4 family residential	—	102	—	102	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	141	—	141	—
	$1,059	$6,318	$—	$7,377	$147
December 31, 2024
Commercial real estate	$—	$19,543	$—	$19,543	$552
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,575	—	1,575	—
	$—	$21,118	$—	$21,118	$552

The tables below provide an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
September 30, 2025
Commercial real estate	$226	$46	$3,179	$3,179
Commercial - specialized	—	—	167	—
Commercial - general	780	28	4,109	—
Consumer:
1-4 Family residential	2,429	882	883	102
Auto loans	408	163	—	—
Other consumer	622	94	17	—
Construction	529	—	141	141
	$4,994	$1,213	$8,496	$3,422
December 31, 2024
Commercial real estate	$594	$96	$19,543	$—
Commercial - specialized	1,770	240	105	—
Commercial - general	1,374	244	180	—
Consumer:
1-4 Family residential	1,966	1,042	676	—
Auto loans	1,004	114	—	—
Other consumer	1,125	185	23	—
Construction	95	—	1,575	1,575
	$7,928	$1,921	$22,102	$1,575

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand. Interest income recognized using a cash-basis method on non-accrual loans for the three and nine months ended September 30, 2025 and 2024 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million, and past due accruing loans over $100 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2025 and December 31, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year September 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate
Pass	$137,102	$148,914	$204,634	$249,340	$103,723	$151,600	$7,943	$1,003,256
Special mention	—	2,840	6,730	—	173	1,104	—	10,847
Substandard	363	62	5,268	4,543	5,539	6,048	—	21,823
Total commercial real estate loans	$137,465	$151,816	$216,632	$253,883	$109,435	$158,752	$7,943	$1,035,926
Year-to-date gross charge-offs	$—	$—	$541	$—	$—	$—	$—	$541

Commercial - specialized
Pass	$89,081	$38,820	$41,657	$25,520	$33,548	$30,738	$92,206	$351,570
Special mention	6,377	8,968	845	1,042	1,747	915	3,606	23,500
Substandard	—	55	536	831	1,223	68	—	2,713
Total commercial - specialized loans	$95,458	$47,843	$43,038	$27,393	$36,518	$31,721	$95,812	$377,783
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$131,853	$102,390	$52,346	$94,831	$46,455	$87,500	$87,849	$603,224
Special mention	—	2,170	10,675	—	1,022	480	1,365	15,712
Substandard	—	509	2,335	1,306	4,900	1,145	125	10,320
Total commercial - general loans	$131,853	$105,069	$65,356	$96,137	$52,377	$89,125	$89,339	$629,256
Year-to-date gross charge-offs	$—	$13	$164	$81	$42	$180	$50	$530

Consumer 1-4 family residential
Pass	$86,941	$71,022	$92,336	$141,828	$79,469	$100,836	$4,766	$577,198
Special mention	—	—	488	—	5,087	—	—	5,575
Substandard	—	2,960	1,385	1,072	641	3,747	—	9,805
Total consumer 1-4 family residential loans	$86,941	$73,982	$94,209	$142,900	$85,197	$104,583	$4,766	$592,578
Year-to-date gross charge-offs	$—	$—	$31	$—	$215	$61	$—	$307

Consumer auto loans
Pass	$88,719	$53,983	$48,530	$47,558	$13,942	$3,196	$—	$255,928
Special mention	—	—	—	—	—	—	—	—
Substandard	—	33	30	197	74	19	—	353
Total consumer auto loans	$88,719	$54,016	$48,560	$47,755	$14,016	$3,215	$—	$256,281
Year-to-date gross charge-offs	$—	$162	$288	$283	$135	$29	$—	$897

Consumer other consumer
Pass	$23,433	$14,783	$8,022	$8,669	$2,645	$4,593	$1,487	$63,632
Special mention	—	—	—	—	—	—	—	—
Substandard	17	14	—	15	13	36	—	95
Total consumer other consumer loans	$23,450	$14,797	$8,022	$8,684	$2,658	$4,629	$1,487	$63,727
Year-to-date gross charge-offs (1)	$345	$177	$31	$97	$40	$141	$1	$832

Construction
Pass	$53,617	$36,677	$5,822	$570	$596	$—	$—	$97,282
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	670	—	—	—	—	670
Total construction loans	$53,617	$36,677	$6,492	$570	$596	$—	$—	$97,952
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1) Includes $345 thousand in charged-off demand deposit overdrafts reported as 2025 originations.

			Term Loans Amortized Cost Basis by Origination Year December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial real estate
Pass	$164,205	$233,047	$300,828	$126,548	$43,628	$175,319	$6,417	$1,049,992
Special mention	—	—	—	32,243	441	5,464	483	38,631
Substandard	—	—	147	25,164	3,125	2,004	—	30,440
Total commercial real estate loans	$164,205	$233,047	$300,975	$183,955	$47,194	$182,787	$6,900	$1,119,063
Year-to-date gross charge-offs	$—	$—	$65	$—	$—	$22	$—	$87

Commercial - specialized
Pass	$103,288	$60,881	$37,940	$41,721	$15,678	$28,488	$98,092	$386,088
Special mention	214	—	1,600	—	—	—	—	1,814
Substandard	510	—	85	84	297	77	—	1,053
Total commercial - specialized loans	$104,012	$60,881	$39,625	$41,805	$15,975	$28,565	$98,092	$388,955
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$107,947	$72,500	$109,808	$65,564	$29,808	$82,909	$78,321	$546,857
Special mention	—	—	960	554	—	499	200	2,213
Substandard	98	463	2,405	4,427	19	805	84	8,301
Total commercial - general loans	$108,045	$72,963	$113,173	$70,545	$29,827	$84,213	$78,605	$557,371
Year-to-date gross charge-offs	$—	$199	$466	$17	$—	$134	$266	$1,082

Consumer 1-4 family residential
Pass	$87,266	$101,022	$150,358	$91,929	$49,057	$73,730	$5,800	$559,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	810	284	1,057	225	4,812	50	7,238
Total consumer 1-4 family residential loans	$87,266	$101,832	$150,642	$92,986	$49,282	$78,542	$5,850	$566,400
Year-to-date gross charge-offs	$—	$—	$121	$51	$—	$3	$—	$175

Consumer auto loans
Pass	$70,621	$72,009	$76,412	$25,869	$7,293	$1,931	$—	$254,135
Special mention	—	—	—	—	—	—	—	—
Substandard	21	28	82	179	4	25	—	339
Total consumer auto loans	$70,642	$72,037	$76,494	$26,048	$7,297	$1,956	$—	$254,474
Year-to-date gross charge-offs	$23	$386	$519	$198	$25	$35	$—	$1,186

Consumer other consumer
Pass	$23,665	$12,969	$14,790	$5,477	$1,232	$5,382	$1,324	$64,839
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	8	47	—	42	—	97
Total consumer other consumer loans	$23,665	$12,969	$14,798	$5,524	$1,232	$5,424	$1,324	$64,936
Year-to-date gross charge-offs (1)	$469	$308	$245	$43	$29	$145	$18	$1,257

Construction
Pass	$65,920	$30,572	$2,172	$2,630	$—	$—	$891	$102,185
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,190	480	—	—	—	—	1,670
Total construction loans	$65,920	$31,762	$2,652	$2,630	$—	$—	$891	$103,855
Year-to-date gross charge-offs	$—	$315	$—	$—	$—	$—	$—	$315

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

The following tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	% of Total Class of Financing Receivable
Three Months Ended September 30, 2025
Commercial real estate	$—	$124	$—	$604	$—	$—	$—	0.07%
Commercial - specialized	—	—	—	101	—	—	—	0.03%
Commercial - general	—	139	—	3,955	—	—	—	0.65%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	530	—	—	—	—	—	0.54%
	$—	$793	$—	$4,660	$—	$—	$—	0.18%
Three Months Ended September 30, 2024
Commercial real estate	$74	$—	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	—	—	—	—	—	—	—	0.00%
Commercial - general	—	—	—	11	—	—	—	0.00%
Consumer:
1-4 family	263	—	—	—	—	—	—	0.05%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	820	1,538	—	—	—	2.30%
	$337	$—	$820	$1,549	$—	$—	$—	0.09%
Nine Months Ended September 30, 2025
Commercial real estate	$—	$124	$—	$604	$—	$—	$—	0.07%
Commercial - specialized	—	—	—	101	—	—	—	0.03%
Commercial - general	—	391	—	3,998	—	—	8	0.70%
Consumer:
1-4 family	—	—	—	—	—	—	—	0.00%
Auto loans	44	—	—	—	—	—	3	0.02%
Other consumer	—	—	—	15	—	—	—	0.02%
Construction	—	530	—	—	—	—	—	0.54%
	$44	$1,045	$—	$4,718	$—	$—	$11	0.19%
Nine Months Ended September 30, 2024
Commercial real estate	$74	$67	$—	$—	$—	$—	$—	0.01%
Commercial - specialized	15	—	—	—	—	—	—	0.00%
Commercial - general	—	441	—	11	35	—	—	0.09%
Consumer:
1-4 family	263	—	—	—	—	—	—	0.05%
Auto loans	—	—	—	—	—	—	—	0.00%
Other consumer	—	—	—	—	—	—	—	0.00%
Construction	—	—	820	1,538	—	—	—	2.30%
	$352	$508	$820	$1,549	$35	$—	$—	0.11%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Weighted-Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
Three Months Ended September 30, 2025
Commercial real estate	0.00%	9
Commercial - specialized	0.00%	11
Commercial - general	0.00%	5
Consumer:
1-4 Family residential	0.00%	—
Auto loans	0.00%	—
Other consumer	0.00%	—
Construction	0.00%	3

Three Months Ended September 30, 2024
Commercial real estate	0.00%	—
Commercial - specialized	0.00%	—
Commercial - general	0.00%	3
Consumer:
1-4 Family residential	0.00%	—
Auto loans	0.00%	—
Other consumer	0.00%	—
Construction	4.25%	6

Nine Months Ended September 30, 2025
Commercial real estate	0.00%	9
Commercial - specialized	0.00%	11
Commercial - general	1.00%	7
Consumer:
1-4 Family residential	0.00%	—
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

Nine Months Ended September 30, 2024
Commercial real estate	0.00%	12
Commercial - specialized	0.00%	—
Commercial - general	1.75%	15
Consumer:
1-4 Family residential	0.00%	—
Auto loans	0.00%	—
Other consumer	0.00%	—
Construction	4.25%	6

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2025
Commercial real estate	$727	$—	$—	$—
Commercial - specialized	—	—	—	101
Commercial - general	243	156	—	4,045
Consumer:
1-4 Family residential	185	237	84	—
Auto loans	47	—	—	—
Other consumer	15	—	—	—
Construction	—	529	—	—
	$1,217	$922	$84	$4,146

September 30, 2024
Commercial real estate	$2,220	$—	$—	$—
Commercial - specialized	—	—	—	14
Commercial - general	969	—	—	80
Consumer:
1-4 Family residential	762	—	21	—
Auto loans	49	—	—	—
Other consumer	—	—	—	—
Construction	1,240	96	—	1,442
	$5,240	$96	$21	$1,536

During the three months ended September 30, 2025, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the nine months ended September 30, 2025, the Company had $97 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off.

During the three and nine months ended September 30, 2024, the Company had $32 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.
4.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at September 30, 2025 and December 31, 2024.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	September 30, 2025	December 31, 2024
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(5,414)	(4,959)
Other intangible assets, net	$1,265	$1,720

5.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$25,134	$26,426	$26,292	$26,569
Additions	249	207	832	689
Valuation adjustment	(925)	(2,060)	(2,666)	(2,685)
Ending balance	$24,458	$24,573	$24,458	$24,573

	September 30,	December 31,
	2025	2024
Mortgage loans serviced for others	$1,832,082	$1,903,854
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.33%	1.38%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	September 30,	December 31,
	2025	2024
Weighted average constant prepayment rate	8.22%	7.16%
Weighted average discount rate	9.70%	10.17%
Weighted average life in years	7.66	8.09

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

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. These notes had a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. On August 25, 2025, the Company notified holders (the “Redemption Notice”) of these notes that it had elected to redeem all of these outstanding notes effective on September 30, 2025 (the “Redemption Date”). Each of these notes were redeemed pursuant to the terms of the Indenture, dated as of September 29, 2020, between the Company and UMB Bank, National Association, as trustee for these notes (the “Trustee”), at the edemption price totaling $50.0 million in aggregate principal amount, plus accrued and unpaid interest (the “Redemption Price”). As provided in the Redemption Notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of these notes appearing on the books and records of the Trustee on the Redemption Date. The notes ceased to represent the right to payment of principal and interest upon the payment to the holders of the notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of these notes.

As of September 30, 2025, the total amount of subordinated notes outstanding was $14.1 million. As of December 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million.

Notes Payable and Other Borrowings
As of September 30, 2025 and December 31, 2024, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”) or any short-term borrowings.

7.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. The Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,413,184 at September 30, 2025. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2025
Outstanding at beginning of year:	1,175,787	$17.83		$24,477
Granted	30,024	34.01		139
Exercised	(51,138)	18.55		(1,028)
Forfeited	—	—		—
Expired	—	—		—

Balance at end of period	1,154,673	$18.22	4.02	$23,588

Exercisable at end of period	1,082,045	$17.38	3.73	$23,018

Vested at end of period	1,082,045	$17.38	3.73	$23,018

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	41.21%	40.45%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	4.43%	3.94%
Weighted average grant date fair value	$13.35	$11.10

The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $917 thousand and $134 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nine Months Ended September 30, 2025
Outstanding at beginning of year:	187,895	$26.51
Granted	73,488	34.30
Vested	(18,271)	29.86
Forfeited	(1,590)	27.69

Balance at end of period	241,522	$28.61

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during each of the nine months ended September 30, 2025 and 2024 was $546 thousand and $643 thousand, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to the Plan of $621 thousand and $563 thousand, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to the Plan of $1.9 million and $1.7 million, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2025 was $4.2 million and will be recognized over a weighted average remaining period of 1.66 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Stock-based compensation expense related to the ESPP was $29 thousand and $94 thousand for the three and nine months ended September 30, 2025, respectively. At September 30, 2025, there was $39 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of seven months. As of September 30, 2025, 15,925 shares were issued under the ESPP.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated is presented below:

Nine Months Ended September 30, 2025
Expected volatility	29.24% to 36.08%
Expected dividend yield	1.70% to 1.89%
Expected term (years)	0.5
Risk-free interest rate	4.12% to 5.02%

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	September 30, 2025	December 31, 2024
Commitments to grant loans and unfunded commitments under lines of credit	$548,240	$537,688
Standby letters of credit	29,587	18,696

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At September 30, 2025 there were no FHLB letters of credit outstanding. At December 31, 2024 there were $75.0 million of FHLB letters or credit outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2025 and December 31, 2024, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of September 30, 2025 and December 31, 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2025 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital to Risk Weighted Assets:
Consolidated	$611,541	17.34%	$370,388	10.50%	N/A	N/A
City Bank	533,034	15.11%	370,347	10.50%	$352,711	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	553,326	15.69%	299,838	8.50%	N/A	N/A
City Bank	488,925	13.86%	299,804	8.50%	282,169	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	508,326	14.41%	246,926	7.00%	N/A	N/A
City Bank	488,925	13.86%	246,898	7.00%	229,262	6.50%

Tier 1 Capital to Average Assets:
Consolidated	553,326	12.37%	179,724	4.00%	N/A	N/A
City Bank	488,925	10.94%	179,648	4.00%	223,531	5.00%

December 31, 2024
Total Capital to Risk Weighted Assets:
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
City Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
City Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
City Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%

Tier 1 Capital to Average Assets:
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
City Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2025.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
Interest Rate Contracts	Location	2025	2024
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(912)	$(4,409)
Change in fair value of hedged investment securities	Other noninterest expense	878	4,196
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - loans	(43)	(179)
Change in fair value of hedged fixed rate loans	Interest income - loans	23	168

		Nine Months Ended
		September 30,
Interest Rate Contracts	Location	2025	2024
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(5,016)	$(3,545)
Change in fair value of hedged investment securities	Other noninterest expense	4,703	3,274
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - loans	(145)	26
Change in fair value of hedged fixed rate loans	Interest income - loans	150	52

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	$8,043	$60	$11,803	$205
Interest rate swaps related to state and municipal securities	117,860	10,479	123,760	15,495

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		September 30,
	Location	2025	2024
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(42)	$(25)

		Nine Months Ended
		September 30,
	Location	2025	2024
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(5)	$219

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$16,375	$13	$16,000	$76
Interest rate lock commitments	25,639	343	12,937	222

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$8,620	$75	$1,277	$12

The Company had received cash collateral of $10.5 million and $17.0 million to offset asset derivative positions on its interest rate swaps at September 30, 2025 and December 31, 2024, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at September 30, 2025 and December 31, 2024. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at September 30, 2025 and December 31, 2024. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

11.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$16,318	$11,212	$43,217	$33,220

Weighted average common shares outstanding - basic	16,241,695	16,386,079	16,295,757	16,413,685
Effect of dilutive securities:
Stock-based compensation awards	748,851	670,880	684,833	565,753
Weighted average common shares outstanding - diluted	16,990,546	17,056,959	16,980,590	16,979,438

Basic earnings per share	$1.00	$0.68	$2.65	$2.02
Diluted earnings per share	$0.96	$0.66	$2.55	$1.96

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$175,147	$—	$175,147
Residential mortgage-backed securities	—	264,026	—	264,026
Commercial mortgage-backed securities	—	43,296	—	43,296
Commercial collateralized mortgage obligations	—	68,089	—	68,089
Asset-backed and other amortizing securities	—	13,705	—	13,705
Other securities	—	6,875	—	6,875
Loans held for sale (mandatory)	—	9,912	—	9,912
Mortgage servicing rights	—	—	24,458	24,458
Asset derivatives	—	10,895	—	10,895
Liability derivatives	—	(75)	—	(75)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	7,230	7,230

December 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$173,297	$—	$173,297
Residential mortgage-backed securities	—	264,096	—	264,096
Commercial mortgage-backed securities	—	40,360	—	40,360
Commercial collateralized mortgage obligations	—	73,483	—	73,483
Asset-backed and other amortizing securities	—	14,581	—	14,581
Other securities	—	11,423	—	11,423
Loans held for sale (mandatory)	—	13,791	—	13,791
Mortgage servicing rights	—	—	26,292	26,292
Asset derivatives	—	15,998	—	15,998
Liability derivatives	—	(12)	—	(12)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,566	20,566

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 5 for the Level 3 change activity for each of the three and nine months ended September 30, 2025 and 2024.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At September 30, 2025 and December 31, 2024, the aggregate fair value of loans held for sale for mandatory delivery was $9.9 million and $13.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $9.7 million and $13.5 million, respectively, representing differences between fair value and unpaid principal balance of $259 thousand and $271 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of September 30, 2025 and December 31, 2024.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income. For each of the three months ended September 30, 2025 and 2024, the net (gain) loss amount totaled $181 thousand and $94 thousand, respectively. For each of the nine months ended September 30, 2025 and 2024, the net (gain) loss amount totaled $18 thousand and $(246) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2025
Non-recurring:
Loans held for investment	$7,230	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 50%
Recurring:
Mortgage servicing rights	24,458	Discounted cash flows	Constant prepayment rate	8.22%
			Discount rate	9.70%

December 31, 2024
Non-recurring:
Loans held for investment	$20,566	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,292	Discounted cash flows	Constant prepayment rate	7.16%
			Discount rate	10.17%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

September 30, 2025
Financial assets:
Cash and cash equivalents	$635,046	$635,046	$—	$—	$635,046
Loans held for investment, net	3,009,378	—	—	2,982,640	2,982,640
Loans held for sale (best efforts)	3,134	—	3,193	—	3,193
Accrued interest receivable	18,012	—	18,012	—	18,012
Financial liabilities:
Deposits	3,881,143	—	3,880,874	—	3,880,874
Accrued interest payable	4,671	—	4,671	—	4,671
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	46,393	—	34,827	—	34,827
Subordinated debt	14,100	—	14,012	—	14,012

December 31, 2024
Financial assets:
Cash and cash equivalents	$359,082	$359,082	$—	$—	$359,082
Loans held for investment, net	3,011,817	—	—	2,937,678	2,937,678
Loans held for sale (best efforts)	6,751	—	6,875	—	6,875
Accrued interest receivable	21,687	—	21,687	—	21,687
Financial liabilities:
Deposits	3,620,876	—	3,621,106	—	3,621,106
Accrued interest payable	6,108	—	6,108	—	6,108
Junior subordinated deferrable interest debentures	46,393	—	34,285	—	34,285
Subordinated debt	63,961	—	60,969	—	60,969

14.  SUBSEQUENT EVENTS

Dividend Declaration

On October 15, 2025, the Company declared a cash dividend of $0.16 per share of common stock to be paid on November 10, 2025 to all shareholders of record as of the close of business on October 27, 2025.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	slower economic growth rates or potential recession in the United States and our market areas;
●	the impacts related to or resulting from uncertainty in the banking industry as a whole;
●	increased competition for deposits among traditional and nontraditional financial services companies, and related changes in deposit customer behavior;
●
the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;

●	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
●	adverse changes in customer spending, borrowing and savings habits;
●	the impact of pandemics, epidemics, or any other health-related crisis;
●	high concentrations of loans secured by real estate located in our market areas;
●	changes in unemployment rates in the United States and our market areas;
●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;
●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
●	public funds deposits comprising a relatively high percentage of our deposits;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to maintain our reputation;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our ability to attract, hire and retain qualified management personnel;
●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	competition from banks, credit unions and other financial services providers;
●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

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

●
a deterioration of the credit rating for United States long-term sovereign debt or the impact of uncertain or changing political conditions, including federal government shutdowns and uncertainty regarding United States fiscal debt, deficit and budget matters;

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

Results of Operations

We had net income of $16.3 million, or $0.96 per diluted common share, for the three months ended September 30, 2025, compared to net income of $11.2 million, or $0.66 per diluted common share for the three months ended September 30, 2024. Return on average equity (annualized) was 13.89% and return on average assets (annualized) was 1.47% for the three months ended September 30, 2025, compared to 10.36% and 1.05%, respectively, for the three months ended September 30, 2024.

We had net income of $43.2 million, or $2.55 per diluted common share for the nine months ended September 30, 2025, compared to net income of $33.2 million, or $1.96 per diluted common share for the nine months ended September 30, 2024. Return on average equity (annualized) was 12.78% and return on average assets (annualized) was 1.33% for the nine months ended September 30, 2025, compared to 10.63% and 1.05%, respectively, for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,093,465	$53,935	6.92%	$3,069,900	$51,513	6.68%
Investment securities – taxable	498,302	4,638	3.69%	524,641	5,300	4.02%
Investment securities – non-taxable	155,028	1,080	2.76%	154,806	1,016	2.61%
Other interest-earning assets(2)	489,621	5,101	4.13%	336,887	4,032	4.76%
Total interest-earning assets	4,236,416	64,754	6.06%	4,086,234	61,861	6.02%
Noninterest-earning assets	169,345			172,922
Total assets	$4,405,761			$4,259,156

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,325,281	$16,007	2.73%	$2,247,299	$18,143	3.21%
Time deposits	424,788	3,918	3.66%	431,307	4,510	4.16%
Short-term borrowings	7	—	0.00%	3	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt	63,534	835	5.21%	63,891	835	5.20%
Junior subordinated deferrable interest debentures	46,393	741	6.34%	46,393	858	7.36%
Total interest-bearing liabilities	$2,860,003	$21,501	2.98%	$2,788,893	$24,346	3.47%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$1,010,159			$976,048
Other liabilities	69,661			63,661
Total noninterest-bearing liabilities	1,079,820			1,039,709
Stockholders’ equity	465,938			430,554
Total liabilities and stockholders’ equity	$4,405,761			$4,259,156

Net interest income		$43,253			$37,515
Net interest spread			3.08%			2.55%
Net interest margin(3)			4.05%			3.65%

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,087,530	$158,406	6.86%	$3,055,679	$151,031	6.60%
Investment securities – taxable	505,721	14,030	3.71%	537,425	16,096	4.00%
Investment securities – non-taxable	153,486	3,109	2.71%	155,489	3,062	2.63%
Other interest-earning assets(2)	444,473	13,707	4.12%	287,192	10,052	4.68%
Total interest-earning assets	4,191,210	189,252	6.04%	4,035,785	180,241	5.97%
Noninterest-earning assets	169,264			176,230
Total assets	$4,360,474			$4,212,015

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,318,134	$47,408	2.73%	$2,251,569	$53,792	3.19%
Time deposits	435,127	12,406	3.81%	399,646	12,153	4.06%
Short-term borrowings	9	—	0.00%	3	—	0.00%
Notes payable & other longer-term borrowings	—	—	0.00%	—	—	0.00%
Subordinated debt	63,850	2,505	5.25%	63,845	2,505	5.24%
Junior subordinated deferrable interest debentures	46,393	2,209	6.37%	46,393	2,575	7.41%
Total interest-bearing liabilities	$2,863,513	$64,528	3.01%	$2,761,456	$71,025	3.44%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$978,426			$964,829
Other liabilities	66,471			68,458
Total noninterest-bearing liabilities	1,044,897			1,033,287
Shareholders’ equity	452,064			417,272
Total liabilities and shareholders’ equity	$4,360,474			$4,212,015

Net interest income		$124,724			$109,216
Net interest spread			3.02%			2.53%
Net interest margin(3)			3.98%			3.61%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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
	Three Months Ended September 30,
	2025 over 2024
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$395	$2,027	$2,422
Investment securities – taxable	(266)	(396)	(662)
Investment securities – non-taxable	1	63	64
Other interest-earning assets	1,828	(759)	1,069
Total interest-earning assets	1,958	935	2,893

Interest-bearing liabilities:
NOW, Savings, MMDAs	630	(2,766)	(2,136)
Time deposits	(68)	(524)	(592)
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt	(5)	5	—
Junior subordinated deferrable interest debentures	—	(117)	(117)
Total interest-bearing liabilities	557	(3,402)	(2,845)

Net change	$1,401	$4,337	$5,738

	Nine Months Ended September 30,
	2025 over 2024
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loan	$1,574	$5,801	$7,375
Investment securities – taxable	(950)	(1,116)	(2,066)
Investment securities – non-taxable	(39)	86	47
Other interest-earning assets	5,505	(1,850)	3,655
Total interest-earning assets	6,090	2,921	9,011

Interest-bearing liabilities:
NOW, Savings, MMDAs	1,590	(7,974)	(6,384)
Time deposits	1,079	(826)	253
Short-term borrowings	—	—	—
Notes payable & other borrowings	—	—	—
Subordinated debt	—	—	—
Junior subordinated deferrable interest debentures	—	(366)	(366)
Total interest-bearing liabilities	2,669	(9,166)	(6,497)

Net change	$3,421	$12,087	$15,508

Net interest income for the three months ended September 30, 2025 was $43.0 million, compared to $37.3 million for the three months ended September 30, 2024, an increase of $5.7 million, or 15.4%, and was comprised of an increase of $2.9 million in interest income and a decrease of $2.8 million in interest expense. The growth in interest income was primarily attributable to an increase of $2.4 million in loan interest income, which was a result of growth of $23.6 million in average loans outstanding and an increase of 24 basis points in the yield on loans. The $2.8 million decrease in interest expense was primarily related to a 49 basis point decrease in the interest rate paid on interest-bearing deposits over the same period in 2024, partially offset by an increase of $71.5 million in average interest-bearing deposits. Additionally, average noninterest-bearing demand deposits increased $34.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

For the three months ended September 30, 2025, net interest margin and net interest spread were 4.05% and 3.08%, respectively, compared to 3.65% and 2.55%, respectively, for the same period in 2024, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the nine months ended September 30, 2025 was $124.0 million, compared to $108.6 million for the nine months ended September 30, 2024, an increase of $15.5 million, or 14.3%, and was comprised of an increase of $9.0 million in interest income and a decrease of $6.5 million in interest expense. The growth in interest income was attributable to increases of $7.4 million in loan interest income and $3.6 million in interest income on other interest-earning assets, partially offset by a decrease of $2.0 million in interest income on securities. The increase in loan interest income resulted from growth of $31.9 million in average loans outstanding and an increase of 26 basis points in the yield on loans, which includes approximately $2.4 million of loan interest and fees that were recognized during the second and third quarters of 2025 related to full repayment of loans that had previously been on nonaccrual and/or in a workout status. The increase in interest income on other interest-earning assets was primarily due to an increase of $157.3 million in average other interest-bearing assets, partially offset by a decline of 56 basis points in the interest rate paid on those assets. The decrease in interest income on securities was primarily due to a decline of $1.0 million in the interest recorded on fair value hedges on municipal securities as the indexed market rate declined during the last four months of 2024. The $6.5 million decrease in interest expense was primarily related to a 41 basis point decrease in the rate paid on interest-bearing deposits over the same period in 2024, partially offset by an increase of $102.0 million in average interest-bearing deposits.

For the nine months ended September 30, 2025, net interest margin and net interest spread were 3.98% and 3.02%, respectively, compared to 3.61% and 2.53%, respectively, for the same period in 2024, which reflects the changes in interest income and interest expense discussed above. The loan interest and fee items noted above positively affected net interest margin and net interest spread by approximately 8 basis points.

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

The Company recorded a provision for credit losses of $500 thousand for the three months ended September 30, 2025, which was comparable to $495 thousand for the three months ended September 30, 2024.

The Company recorded a provision for credit losses of $3.4 million for the nine months ended September 30, 2025, compared to $3.1 million for the nine months ended September 30, 2024. The increase in provision of $300 thousand was largely attributable to an increase in provision for off-balance sheet credit exposures, compared to the same period in 2024, as the utilization of unfunded commitments had increased.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,266	$2,023	$243	$6,505	$5,785	$720
Bank card services and interchange fees	3,403	3,302	101	10,553	10,415	138
Mortgage banking activities	2,575	1,890	685	8,294	9,232	(938)
Investment commissions	428	391	37	1,288	1,275	13
Fiduciary income	729	613	116	2,161	2,087	74
Other income and fees(1)	1,764	2,416	(652)	5,154	5,959	(805)
Total noninterest income	$11,165	$10,635	$530	$33,955	$34,753	$(798)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended September 30, 2025 was $11.2 million, compared to $10.6 million for the three months ended September 30, 2024, an increase of $530 thousand, or 5.0%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $243 thousand, or 12.0%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily the result of a continued focus on growing treasury management services and an increase in customer overdraft fees during the three months ended September 30, 2025 compared to the same period in 2024.

Mortgage banking activities - Income from mortgage banking activities increased $685 thousand, or 36.2%, to $2.6 million for the three months ended September 30, 2025 from $1.9 million for the three months ended September 30, 2024. This increase was mainly the result of a $925 thousand negative fair value adjustment to our mortgage servicing rights portfolio in the third quarter of 2025 compared to a negative fair value adjustment of $2.1 million in the third quarter of 2024. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which declined less during the third quarter of 2025 as compared to the same period of 2024. This increase was partially offset by decreases in other mortgage income related to a decline in originations of loans held for sale in the third quarter of 2025 as compared to the same period of 2024.

Other income and fees - Other income and fees decreased $652 thousand, or 27.0% for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily the result of a net decrease of $590 thousand recognized for property insurance proceeds during the third quarter of 2024 as compared to the same period in 2025.

Noninterest income for the nine months ended September 30, 2025 was $34.0 million, compared to $34.8 million for the nine months ended September 30, 2024, a decrease of $798 thousand, or 2.3%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $720 thousand, or 12.4%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily the result of a continued focus on growing treasury management services, which began building during 2024, and an increase in customer overdraft fees during the nine months ended September 30, 2025 compared to the same period in 2024.

Mortgage banking activities - Income from mortgage banking activities decreased $938 thousand, or 10.2%, to $8.3 million for the nine months ended September 30, 2025 from $9.2 million for the nine months ended September 30, 2024. This decrease was mainly the result of a decline in mortgage loan originations of $18.6 million, or 8.3%, in the current year period as compared to the prior year period.

Other income and fees - Other income and fees decreased $805 thousand, or 13.5%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily the result of a decrease of $490 thousand in income from SBIC investments and a net decrease of $611 thousand recognized for property insurance proceeds, partially offset by increases in income from sweep accounts and gains on sales of fixed assets.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,413	$18,767	$646	$58,562	$56,954	$1,608
Occupancy expense, net	4,046	4,255	(209)	12,045	12,204	(159)
Professional services	1,293	1,807	(514)	4,897	5,028	(131)
Marketing and development	979	1,015	(36)	2,803	2,629	174
IT and data services	1,184	1,092	92	3,529	3,168	361
Bankcard expenses	1,637	1,500	137	4,670	4,413	257
Appraisal expenses	284	246	38	712	702	10
Other expenses(1)	4,188	4,446	(258)	12,379	12,532	(153)
Total noninterest expense	$33,024	$33,128	$(104)	$99,597	$97,630	$1,967

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2025 was $33.0 million compared to $33.1 million for the three months ended September 30, 2024, a decrease of $104 thousand, or 0.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $646 thousand, or 3.4%, from $18.8 million for the three months ended September 30, 2024 to $19.4 million for the three months ended September 30, 2025. This increase was primarily driven by annual salary adjustments, which became effective in January of 2025.

Professional services - Professional services decreased $514 thousand, or 28.4% from $1.8 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025. This decrease was primarily driven by decreases in legal fees.

Other expenses - Other expenses decreased $258 thousand, or 5.8%, from $4.4 million for the three months ended September 30, 2024 to $4.2 million for the three months ended September 30, 2025. This was primarily the result of a decrease of $179 thousand in the ineffective portion of fair value hedges.

Noninterest expense for the nine months ended September 30, 2025 was $99.6 million, compared to $97.6 million for the nine months ended September 30, 2024, an increase of $2.0 million, or 2.0%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $1.6 million, or 2.8%, from $57.0 million for the nine months ended September 30, 2024 to $58.6 million for the nine months ended September 30, 2025. This increase was primarily driven by annual salary adjustments, which became effective in January of 2025.

IT and data services - IT and data services increased $361 thousand, or 11.4%, from $3.2 million for nine months ended September 30, 2024 to $3.5 million for the nine months ended September 30, 2025. The increase is primarily a result of the continued rising cost of technology services.

Financial Condition

Our total assets increased $247.2 million, or 5.8%, to $4.48 billion at September 30, 2025, compared to $4.23 billion at December 31, 2024. Our gross loans held for investment decreased $1.6 million, or 0.1%, to $3.05 billion at September 30, 2025, compared to $3.06 billion at December 31, 2024. Our securities portfolio decreased $6.1 million, or 1.1%, to $571.1 million at September 30, 2025, compared to $577.2 million at December 31, 2024. Total deposits increased $260.3 million, or 7.2%, to $3.88 billion at September 30, 2025, compared to $3.62 billion at December 31, 2024.

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

Loans held for investment decreased $1.6 million, or 0.1%, to $3.05 billion at September 30, 2025, compared to $3.06 billion at December 31, 2024. The decrease in loans was primarily a result of a decrease of $46.5 million in multi-family property loans mainly due to the payoff of two loans totaling $39.6 million, partially offset by organic loan growth.

The following table shows the contractual maturities of our loans held for investment portfolio at September 30, 2025:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$171,605	$552,320	$254,732	$57,269	$1,035,926
Commercial - specialized	166,295	104,823	66,239	40,426	377,783
Commercial - general	133,987	222,097	188,147	85,025	629,256
Consumer:
1-4 family residential	31,986	129,167	105,145	326,280	592,578
Auto loans	2,920	162,889	90,472	—	256,281
Other consumer	8,776	38,800	16,151	—	63,727
Construction	87,837	5,841	940	3,334	97,952
Total loans	$603,406	$1,215,937	$721,826	$512,334	$3,053,503

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of September 30, 2025:
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$349,238	$515,083
Commercial - specialized	72,639	138,849
Commercial - general	203,969	291,300
Consumer:
1-4 family residential	348,043	212,550
Auto loans	253,362	—
Other consumer	54,951	—
Construction	473	9,643
Total loans	$1,282,675	$1,167,425

At September 30, 2025, there was $1.57 billion in adjustable rate loans, with $875.0 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $603.0 million will reprice immediately upon changes in the underlying index rate, with the remaining $272.0 million being subject to rate floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank. Further as of September 30, 2025, there is $192.9 million of fixed rate loans that mature in the next twelve months.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 72.7% of our loans were secured by real property as of September 30, 2025, compared to 73.7% as of December 31, 2024. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 37.2% of loans held for investment as of September 30, 2025 and represented 40.1% of loans held for investment as of December 31, 2024. Further, 96% of the total dollar amount of these loans are secured by collateral located in the State of Texas.

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

Commercial real estate loans decreased $83.1 million, or 7.4%, to $1.04 billion as of September 30, 2025 from $1.12 billion as of December 31, 2024. The decrease was primarily driven by decreases of $105.4 million in multi-family loans and $30.3 million in hospitality loans, partially offset by increases in residential and commercial land development loans and other commercial real estate loans.

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

Commercial specialized loans decreased $11.2 million, or 2.9%, to $377.8 million as of September 30, 2025 from $389.0 million as of December 31, 2024. This decrease was primarily due to net repayments of $9.2 million in seasonal agricultural-related loans and a decrease of $9.3 million in loans to finance and investment companies, partially offset by an increase of $7.3 million in energy sector loans.

Commercial general loans increased $71.9 million, or 12.9%, to $629.3 million as of September 30, 2025 from $557.4 million as of December 31, 2024. The increase was primarily due to increases broadly across this segment.

Consumer. We utilize a computer-based credit scoring analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize our risk. Residential real estate loans are included in consumer loans. We generally require mortgage title insurance and hazard insurance on these residential real estate loans. All consumer loans are generally dependent on the risk characteristics of the borrower’s ability to repay the loan, a consideration of the debt-to-income ratio, employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral.

Consumer and other loans increased $26.8 million, or 3.0%, to $912.6 million as of September 30, 2025, from $885.8 million as of December 31, 2024. The growth in these loans was primarily a result of an increase of $26.2 million in residential mortgage loans. As of September 30, 2025, our consumer loan portfolio was comprised of $592.6 million in 1-4 family residential loans, $256.3 million in auto loans, and $63.7 million in other consumer loans.

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

Construction loans decreased $5.9 million, or 5.7%, to $98.0 million as of September 30, 2025 from $103.9 million as of December 31, 2024.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.13 billion at September 30, 2025 and $1.22 billion at December 31, 2024. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of September 30, 2025, total income-producing commercial real estate property loans totaled $771.3 million and was comprised of $210.5 million of multi-family property loans, $187.9 million of retail property loans, $144.3 million of office property loans, $30.7 million in hospitality loans, and $197.9 million in industrial and other property loans. Industrial and other property loans include types such as industrial, warehouse, mini-storage, and convenience stores. As of September 30, 2025, total construction, acquisition, and development property loans totaled $362.5 million and was comprised of $98.0 million in residential construction property loans and $264.5 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 55% at September 30, 2025. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 58% at September 30, 2025.

Owner-occupied commercial real estate loans totaled $410.5 million at September 30, 2025 and $366.8 million at December 31, 2024.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$548,240	$537,688
Standby letters of credit	29,587	18,696
Total	$577,827	$556,384

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

The ACL for loans was $44.1 million at September 30, 2025, compared to $43.2 million at December 31, 2024, an increase of $888 thousand, or 2.1%. The increase is a result of a provision for credit losses on loans of $3.2 million being recorded during the nine months ended September 30, 2025, partially offset by net charge-offs of $2.3 million during the period. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the prolonged elevated interest rate environment, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Average loans outstanding during the periods
Commercial real estate	$1,060,233	$1,112,753	$1,095,168	$1,105,626
Commercial – specialized	385,587	416,437	381,360	391,819
Commercial – general	624,551	523,393	594,860	524,348
Consumer:
1-4 family residential	590,700	569,798	580,062	558,950
Auto loans	257,352	262,769	259,124	281,409
Other consumer	63,362	67,211	63,972	70,278
Construction	97,021	104,000	99,865	109,590
Loans held for sale	14,659	13,539	13,119	13,659
Total average loans outstanding during the periods	$3,093,465	$3,069,900	$3,087,530	$3,055,679

Net charge-offs (recoveries) during the periods
Commercial real estate	$541	$(41)	$541	$44
Commercial – specialized	(9)	(22)	(90)	(66)
Commercial – general	67	68	152	738
Consumer:
1-4 family residential	304	1	256	170
Auto loans	161	257	765	670
Other consumer	221	309	643	739
Construction	—	315	(5)	315
Total net charge-offs (recoveries) during the periods	$1,285	$887	$2,262	$2,610

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.05%	0.00%	0.05%	0.00%
Commercial – specialized	0.00%	(0.01)%	(0.02)%	(0.02)%
Commercial – general	0.01%	0.01%	0.03%	0.14%
Consumer:
1-4 family residential	0.05%	0.00%	0.04%	0.03%
Auto loans	0.06%	0.10%	0.30%	0.24%
Other consumer	0.35%	0.46%	1.01%	1.05%
Construction	0.00%	0.30%	(0.01)%	0.29%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.04%	0.03%	0.07%	0.09%

The following table provides other loan data as of the dates indicated.
	September 30,	December 31,
	2025	2024
	(Dollars in thousands)

Total loans held for investment outstanding	$3,053,503	$3,055,054
Nonaccrual loans	$8,496	$22,102
Allowance for credit losses on loans	$44,125	$43,237
Ratio of allowance to total loans held for investment	1.45%	1.42%
Ratio of allowance to nonaccrual loans	519.36%	195.62%
Ratio of nonaccrual loans to total loans held for investment	0.28%	0.72%

Net charge-offs totaled $1.3 million and were 0.16% (annualized) of average loans outstanding for the three months ended September 30, 2025, compared to $887 thousand and 0.11% (annualized) for the three months ended September 30, 2024. The increase in net charge-offs in the third quarter of 2025 was primarily the result of a $541 thousand charge-off of a multi-family property loan in the third quarter of 2025. Net charge-offs totaled $2.3 million and were 0.10% (annualized) of average loans outstanding for the nine months ended September 30, 2025, compared to $2.6 million and 0.11% (annualized) for the nine months ended September 30, 2024. The decrease in net charge-offs for the nine months ended September 30, 2025 was primarily the result of a decrease of $586 thousand in net charge-offs of general commercial loans, partially offset by an increase of $497 thousand in net charge-offs of commercial real estate loans in the first three quarters of 2025 compared to the same period in 2024. The allowance for credit losses on loans as a percentage of loans held for investment was 1.45% at September 30, 2025 and 1.42% at December 31, 2024.

Specific reserves for individually evaluated loans totaled $147 thousand at September 30, 2025 as compared to $552 thousand at December 31, 2024.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$14,937	33.9%	$15,973	36.9%
Commercial – specialized	4,809	10.9%	4,640	10.7%
Commercial – general	7,248	16.4%	6,874	15.9%
Consumer:
1-4 family residential	11,080	25.1%	9,677	22.4%
Auto loans	2,966	6.7%	3,015	7.0%
Other consumer	1,184	2.7%	1,115	2.6%
Construction	1,901	4.3%	1,943	4.5%
Total allowance for credit losses	$44,125	100.0%	$43,237	100.0%

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

At September 30, 2025, our total nonaccrual loans were $8.5 million, or 0.28% of total loans held for investment, as compared to $22.1 million, or 0.72% of total loans held for investment, at December 31, 2024. Any loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of September 30, 2025 to cover any probable loss. This decrease of $13.6 million was predominantly due to a $19.0 million loan, which was previously on nonaccrual, that was repaid in full during the second quarter of 2025. This decrease was partially offset with three loans totaling $7.8 million being placed on nonaccrual status during the second and third quarters of 2025.

Nonperforming loans were $9.7 million at September 30, 2025, as compared to $24.0 million at December 31, 2024. This decrease is mainly due to the nonaccrual changes noted above.

Classified loans include loans graded as substandard or doubtful. At September 30, 2025, classified loans totaled $45.8 million, a decrease of $3.3 million from the total of $49.1 million at December 31, 2024. This change includes the payoff of a $19.0 million multi-family property loan during the second quarter of 2025, partially offset with other activity. The Company collected a $31.8 million multi-family property loan that was classified during the second quarter of 2025 and collected during the third quarter of 2025.

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

Our securities portfolio decreased $6.1 million, or 1.1%, to $571.1 million at September 30, 2025, compared to $577.2 million at December 31, 2024. The decrease was primarily due to $20.8 million in maturities, prepayments and calls, net of purchases, partially offset by a $16.7 million increase in the fair value of securities available for sale at September 30, 2025 as compared to December 31, 2024.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2025, the fair value of the Company’s securities available for sale was $75.0 million lower than the amortized cost. At September 30, 2025, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of September 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$205	2.55%	$5,490	2.81%	$12,867	2.40%	$181,851	2.38%
Residential mortgage-backed securities	10	1.79%	1,265	2.03%	554	2.71%	306,506	2.28%
Commercial mortgage-backed securities	—	—	—	—	47,583	2.30%	—	—
Collateralized mortgage obligations	—	—	—	—	63,640	5.04%	4,573	—
Asset-backed and other amortizing securities	—	—	—	—	2,368	3.16%	12,248	2.75%
Other securities	—	—	—	—	7,000	4.05%	—	—
Total available-for-sale	$215	2.52%	$6,755	2.67%	$134,012	3.72%	$505,178	2.35%

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$2,919	1.75%	$4,508	2.30%	$3,388	2.18%	$188,773	2.29%
Residential mortgage-backed securities	—	—	1,976	2.04%	693	2.82%	318,352	2.19%
Commercial mortgage-backed securities	—	—	—	—	46,601	2.22%	—	—
Collateralized mortgage obligations	—	—	—	—	68,780	5.26%	4,917	5.23%
Asset-backed and other amortizing securities	—	—	—	—	2,864	3.16%	13,243	2.75%
Other securities	—	—	—	—	12,000	4.47%	—	—
Total available-for-sale	$2,919	1.75%	$6,484	2.22%	$134,326	4.00%	$525,285	2.27%

Deposits

Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. We remained focused on gathering noninterest-bearing demand deposit accounts through loan production, customer referrals, marketing staffs, mobile and online banking and various involvements with community networks.

Total deposits at September 30, 2025 were $3.88 billion, representing an increase of $260.3 million, or 7.2%, compared to $3.62 billion at December 31, 2024. The increase since December 31, 2024 was due to organic growth and occurred broadly across commercial and retail deposits, with growth in both noninterest-bearing and interest-bearing deposits. As of September 30, 2025, 27.1% of total deposits were comprised of noninterest-bearing demand accounts, 62.0% of interest-bearing non-maturity accounts and 10.9% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,049,501	27.1%	$935,510	25.8%
NOW and other transaction accounts	1,291,756	33.3%	498,718	13.8%
Money market and other savings	1,114,945	28.7%	1,741,988	48.1%
Time deposits	424,941	10.9%	444,660	12.3%
Total deposits	$3,881,143	100.0%	$3,620,876	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended September 30,
	2025		2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,010,159	0.00%	$976,048	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,234,936	2.65%	463,873	3.89%
Savings accounts	133,459	0.81%	134,570	0.93%
Money market accounts	956,886	3.10%	1,648,856	3.21%
Time deposits	424,788	3.66%	431,307	4.16%
Total interest-bearing deposits	2,750,069	2.87%	2,678,606	3.36%
Total deposits	$3,760,228	2.10%	$3,654,654	2.47%

	Nine Months Ended September 30,
	2025		2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$978,426	0.00%	$964,829	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,136,140	2.74%	481,628	3.83%
Savings accounts	133,390	0.81%	134,784	0.92%
Money market accounts	1,048,605	2.98%	1,635,157	3.19%
Time deposits	435,127	3.81%	399,646	4.06%
Total interest-bearing deposits	2,753,262	2.90%	2,651,215	3.32%
Total deposits	$3,731,688	2.14%	$3,616,044	2.44%

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

The scheduled maturities of time deposits of more than $250 thousand as of September 30, 2025 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$29,208	$44,486	$35,075	$3,882	$112,651

The estimated amount of uninsured deposits as of September 30, 2025 was $1.38 billion. This represented approximately 34% of total deposits. Excluding collateralized public fund deposits, uninsured and uncollateralized deposits was 27% as of September 30, 2025.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2025 and December 31, 2024, we had total remaining borrowing capacity from the FHLB of $1.30 billion and $1.11 billion, respectively, with no outstanding balance. We had no FHLB borrowings during the three and nine months ended September 30, 2025 or 2024.

The Company may use FHLB letters of credit to pledge to certain public deposits. There was no outstanding balance of FHLB letters of credit at September 30, 2025. The outstanding balance at December 31, 2024 was $75.0 million.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $688.6 million and $654.0 million at September 30, 2025 and December 31, 2024, respectively, with no outstanding balance. We had no FRB borrowings during the three and nine months ended September 30, 2025 or 2024.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million as of September 30, 2025 and December 31, 2024, respectively. There were no short-term borrowings as of September 30, 2025 and December 31, 2024.

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

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. These notes had a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. On August 25, 2025, the Company notified holders (the “Redemption Notice”) of these notes that it had elected to redeem all of these outstanding notes effective on September 30, 2025 (the “Redemption Date”). Each of these notes were redeemed pursuant to the terms of the Indenture, dated as of September 29, 2020, between the Company and UMB Bank, National Association, as trustee for these notes (the “Trustee”), at the Redemption Price totaling $50.0 million in aggregate principal amount, plus accrued and unpaid interest (the “Redemption Price”). As provided in the Redemption Notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of these notes appearing on the books and records of the Trustee on the Redemption Date. The notes ceased to represent the right to payment of principal and interest upon the payment to the holders of the notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of these notes.

As of September 30, 2025, the total amount of subordinated debt outstanding was $14.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2025 and December 31, 2024. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of September 30, 2025, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 7.23%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.69%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 5.80%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2025.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At September 30, 2025, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.3 billion and $688.6 million, respectively.

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

Capital

Total stockholders’ equity increased to $477.8 million as of September 30, 2025, compared to $438.9 million as of December 31, 2024, an increase of $38.9 million, or 8.9%. The increase from December 31, 2024 was primarily the result of $43.2 million in net income for the nine months ended September 30, 2025 and an increase in accumulated other comprehensive income (“AOCI”) of $9.5 million related to fair value changes in available for sale securities and related fair value hedges, partially offset by $7.5 million of dividends paid and $8.5 million in repurchases of common stock for the nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At September 30, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below reflects the Company’s (on a consolidated basis) and the Bank’s capital ratios as of the dates indicated.

	September 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated:
Total capital (to risk-weighted assets)	$611,541	17.34%	$631,713	17.86%
Tier 1 capital (to risk-weighted assets)	553,326	15.69%	523,535	14.80%
CET 1 capital (to risk-weighted assets)	508,326	14.41%	478,535	13.53%
Tier 1 capital (to average assets)	553,326	12.37%	523,535	12.04%

City Bank:
Total capital (to risk-weighted assets)	$533,034	15.11%	$520,788	14.73%
Tier 1 capital (to risk-weighted assets)	488,925	13.86%	476,574	13.48%
CET 1 capital (to risk-weighted assets)	488,925	13.86%	476,574	13.48%
Tier 1 capital (to average assets)	488,925	10.94%	476,574	10.96%

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

Treasury Stock

We repurchased stock in accordance with its previously-announced stock repurchase program during the nine months ended September 30, 2025. For the three months ended September 30, 2025, we did not repurchase any shares of common stock. For the nine months ended September 30, 2025, we repurchased 259,046 shares of common stock for a total of $8.5 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2025	December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(2.48)%	(4.63)%
+200	(1.57)%	(3.02)%
+100	(0.72)%	(1.54)%
-100	(0.65)%	0.01%
-200	(0.60)%	1.69%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Total stockholders’ equity	$477,802	$438,949
Less: Goodwill and other intangibles	(20,580)	(21,035)
Tangible common equity	$457,222	$417,914

Total assets	$4,479,437	$4,232,239
Less: Goodwill and other intangibles	(20,580)	(21,035)
Tangible assets	$4,458,857	$4,211,204

Shares outstanding	16,247,839	16,455,826

Total stockholders’ equity to total assets	10.67%	10.37%
Tangible common equity to tangible assets	10.25%	9.92%
Book value per share	$29.41	$26.67
Tangible book value per share	$28.14	$25.40

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

As previously announced on February 21, 2025, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “Program”). The shares can be repurchased from time to time through various means, including open market purchases and privately negotiated transactions. Open market repurchases under the Program will be conducted in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. Repurchases under the Program may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased by the Company when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The extent to which the Company repurchases its shares, and the manner, timing and amount of such repurchases, will depend upon a variety of factors, including the performance of the Company’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The Program does not obligate the Company to repurchase any particular number or amount of shares of the Company’s common stock and there is no guarantee as to the exact number or value of shares that will be repurchased by the Company under the Program.

The following table summarizes the share repurchase activity for the three months ended September 30, 2025.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
July 2025	—	$—	$—	$6,474,416
August 2025	—	—	—	6,474,416
September 2025	—	—	—	6,474,416
Total	—

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2
Third Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025) (File No. 001-38895).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 6, 2025	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Date:	November 6, 2025	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer