Form 10-K
period 2025-12-31
SOUTH PLAINS FINANCIAL, INC.
filed 2026-03-05
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, LLC on June 30, 2025, was $442.0 million.

The number of shares of registrant’s common stock outstanding as of March 3, 2026 was 16,331,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 19, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (“Report”) contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
risks relating to the proposed acquisition of BOH Holdings, Inc. (“BOH”) including, without limitation: the timing of consummation of the proposed transaction between South Plains and BOH; the risk that any condition to closing of the proposed transaction may not be satisfied or waived; the risk that the merger may not be completed at all; the diversion of management time on issues related to the proposed merger; the expected impact of the proposed transaction and on the combined entities’ operations, financial condition, and financial results; the businesses of South Plains and BOH may not be combined successfully, or such combination may take longer to accomplish than expected; the cost savings from the proposed transaction may not be fully realized or may take longer to realize than expected; operating costs, customer loss and business disruption following the proposed transaction, including adverse effects on relationships with employees, may be greater than expected; the risk of deposit and customer attrition; increased competitive pressures on solicitations of customers by competitors; regulatory approvals of the proposed transaction may not be obtained, or adverse conditions may be imposed in connection with regulatory approvals of the proposed transaction; and the risk that the BOH shareholders may not approve the proposed transaction;

●
risks related to the integration of any other acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, risks related to entering a new geographic market, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the ability to retain key employees and maintain relationships with significant customers, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

●	potential recession in the United States and our market areas;

●	uncertainty or perceived instability in the banking industry as a whole;

●	increased competition for deposits and related changes in deposit customer behavior;

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

●
severe weather, natural disasters, acts of war or terrorism, geopolitical instability, domestic civil unrest or other external events, including as a result of the impact of the policies of the current U.S. presidential administration or Congress;

●	uncertainty regarding United States fiscal debt, deficit and budget matters;

●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;

●
compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters;

●	changes in accounting principles and standards, including those related to loan loss recognition under the current expected credit loss, or CECL, methodology;

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

We had total assets of $4.48 billion, gross loans held for investment of $3.14 billion, total deposits of $3.87 billion, and total shareholders’ equity of $493.8 million as of December 31, 2025.

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

We currently operate 24 full-service banking locations across seven geographic markets resulting from six acquisitions, de novo branch establishments, and the formation of a de novo bank in Ruidoso, New Mexico, which we later merged into the Bank. We also operate 7 loan production offices both in our banking markets and in certain key areas in Texas that focus on mortgage loan origination. We build long-lasting relationships with our customers by delivering high-quality products and services and have sought to capitalize on the opportunities presented by continued consolidation in the banking industry. We believe a major contributor to our historical success has been our focus on becoming the community bank of choice in the markets that we serve.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPFI.”

Acquisition Activities

On December 1, 2025, SPFI and BOH Holdings, Inc., a Texas corporation (“BOH”), entered into an Agreement and Plan of Reorganization, providing for the acquisition by SPFI of BOH through the merger of BOH with and into SPFI, with SPFI continuing as the surviving entity. Immediately thereafter, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH (“Bank of Houston”), will merge with and into City Bank, with City Bank continuing as the surviving entity. The proposed transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of BOH’s shareholders.

Market Area

We operate in the following markets (deposit information is as of December 31, 2025):

Lubbock/South Plains - We operate 10 branches holding $2.5 billion of deposits in the Lubbock metropolitan statistical area (“MSA”) and the surrounding South Plains region of Texas.

Dallas - We operate three branches with $496.5 million of deposits and five loan production offices, which we refer to as mortgage offices, in the Dallas-Fort Worth-Arlington MSA, which we refer to as the Dallas-Fort Worth metroplex.

El Paso - We operate two bank branches with $229.4 million of deposits and one mortgage office in the El Paso MSA.

Houston - We operate one branch with $52.8 million of deposits in the Houston-The Woodlands-Sugarland MSA, which we refer to as Greater Houston. This branch is located in the city of Houston.

Bryan/College Station - We operate one branch in the city of College Station, Texas, which has $56.1 million in deposits. We refer to the Bryan-College Station MSA as Bryan/College Station.

The Permian Basin - We operate six branches with $361.3 million of deposits in the Permian Basin region of Texas.

Ruidoso, New Mexico - We operate one branch with $200.5 million of deposits in the village of Ruidoso, New Mexico.

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

Human Capital Resources

As of December 31, 2025, we had approximately 603 total employees, which included 545 full-time employees and 58 part-time employees. None of our employees are covered under a collective bargaining agreement and management considers its employee relations to be satisfactory.

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

We believe our ability to attract and retain employees is a key to our success. We strive to offer a well-rounded salary package through competitive salaries with the opportunity for an employee annual bonus program, a robust benefit package (including a company matched 401(k) Plan contribution, healthcare and insurance benefits, health savings and flexible spending accounts, long-term care and long-term disability benefits, life insurance benefits, a robust wellness program, and paid-time off), and a commitment to supporting career goals, employee development and recognition, and employee community involvement. At December 31, 2025, approximately 33% of our current staff had been with us for ten years or more.

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

Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our Board requires new loans over $5.0 million to relationships in excess of $20.0 million to be reported to the Board Credit Risk Committee. As of December 31, 2025, the Bank had a legal lending limit of approximately $123.1 million. As of that date, our 20 largest borrowing relationships ranged from approximately $26.7 million to $57.5 million (including unfunded commitments) and totaled approximately $775.0 million in total commitments (representing, in the aggregate, 21.0% of our total outstanding commitments).

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. New loans in excess of an individual officer’s lending limit up to $5.0 million may be approved with joint authorities of a market president and a senior credit officer. New loans to relationships over $5.0 million and renewing loans to relationships over $7.0 million are approved by our Executive Loan Committee. These limits are reviewed periodically by the Bank’s Board. We believe that our credit approval process provides for thorough underwriting and efficient decision-making.

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

Other Banking Services

Mortgage Banking

Our mortgage originations totaled $269.3 million for the year ended December 31, 2025 and we sold the servicing on approximately 57% of those mortgages. We originate mortgages primarily from our branches or loan production offices in Lubbock, El Paso, College Station, Abilene, Arlington, Austin, Dallas, Dripping Springs, Forney, Fort Worth, Grand Prairie, Houston, Midland, Southlake, and Waco, Texas. We refer to our loan production offices as mortgage offices. While our mortgage operation represents a sizable component of our total noninterest income, comprising 24%, or $10.7 million, for the year ended December 31, 2025, we view the mortgage business as an ancillary part of our operations. Within our mortgage origination portfolio, refinances of existing mortgages represented 18% of total mortgage originations in the year ended December 31, 2025. We retain mortgage servicing rights from time to time when we sell mortgages to third parties. As of December 31, 2025, we serviced $1.8 billion of mortgages that we originated and sold to third parties.

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

Trust Services

City Bank Trust, a division of City Bank, provides a range of traditional trust products and services along with several retirement services and products, including estate administration, family trust administration, revocable and irrevocable trusts (including life insurance trusts), real estate administration, charitable trusts for individuals and corporations, 401(k) plans, self-directed individual retirement accounts (“IRAs”), simplified employee pensions plans, employee stock ownership plans, defined benefit plans, profit-sharing plans, Keoghs and managed IRAs. Our trust department had approximately $435 million of assets under management at December 31, 2025, and contributed $2.9 million of fee income for the year ended December 31, 2025.

Investment Services

The Investment Center at City Bank provides a variety of investments offered through Raymond James Financial Services, Inc. (Member FINRA/SIPC) including self-directed IRAs, money market funds, 401(k) plans, mutual funds, annuities and tax-deferred annuities, stocks and bonds, investments for non-U.S. residents, treasury bills, treasury notes and bonds and tax-exempt municipal bonds. Gross revenue derived from our investment services for the year ended December 31, 2025 was $1.7 million with $684.4 million in assets under management at December 31, 2025.

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

As of December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule effective as of January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations, or QCBO, that opt into the Community Bank Leverage Ratio, or CBLR, framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a QCBO must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. In November 2025, the federal bank regulatory agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9% to 8%; however, the proposed rule has not yet been finalized.

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

As of December 31, 2025, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2025, the Bank was eligible to accept brokered deposits without a waiver from the FDIC as the Bank was a well-capitalized institution.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also issued notices maintaining a DIF reserve ratio of 2.0% for 2023 and 2024. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline and that no adjustments to the base assessment rates are currently projected. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio be restored to at least the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2025, the Bank paid $2.0 million in FDIC deposit insurance premiums.

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

Examination Assessments. Texas-chartered banks are required to pay an annual assessment fee to the TDB to fund its operations. The fee is based on the amount of the bank’s assets at rates established by the Finance Commission of Texas. During the year ended December 31, 2025, the Bank paid examination assessments to the TDB totaling $350 thousand.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. If the Bank’s capital becomes impaired or the FDIC or the TDB otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions to the Company. Consequently, any restrictions on the ability of the Bank to pay dividends to the Company may, in turn, restrict the ability of the Company to pay dividends to shareholders. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2025.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (“GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2025, the Bank did not have any financial subsidiaries.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. In addition, these extensions of credit may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Any extension of credit to insiders above specified amounts must receive the prior approval of the Bank’s board of directors and the Bank must periodically report all loans made to directors and other insiders to the bank regulators. Any violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions. As of December 31, 2025, the Bank’s total amount of lines of credit for loans to insiders and loans outstanding to insiders was $48.9 million.

Limits on Loans to One Borrower. As a Texas banking association, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Texas banking associations outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the Tier 1 capital of the Bank. A Texas banking association may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the U.S. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank. The Bank’s legal lending limit to any one borrower was approximately $123.1 million as of December 31, 2025.

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

Branching Authority. Deposit-taking banking offices must be approved by the FDIC and, if such office is established within Texas, the TDB, which consider a number of factors including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. In December 2025, the FDIC approved a final rule to streamline the process for the establishment and relocation of domestic branches. Although new branches must still be approved by the FDIC, the final rule provides that most branch establishment or relocation filings that qualify for expedited processing will be deemed approved within three business days after submission. Additionally, the final rule significantly reduces the volume of information required to be submitted in branch establishment or relocation filings. Finally, the Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

For purposes of Section 109, the Bank’s home state is Texas and the Bank operates branches in one host state: New Mexico. The most recently published host state loan-to-deposit ratio using data as of June 30, 2024 reflects a statewide loan-to-deposit ratio in New Mexico of 61%. As of December 31, 2025, the Bank’s statewide loan-to-deposit ratio in New Mexico was 31.2%. Accordingly, management believes that the Bank is in compliance with Section 109 in New Mexico after application of the first step of the two-step test.

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

In July 2024, the federal banking agencies, including the Federal Reserve and FDIC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML/CFT priorities.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.” As of December 31, 2025, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the published policy statement.

The Basel III Capital Rules also require loans categorized as “high-volatility commercial real estate,” or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC and clarifying ADC status. As of December 31, 2025, we had $366.1 million in ADC loans and $16.2 million in HVCRE loans.

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

Other Recent Legislative Developments

In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” was signed into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the GENIUS Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to various limits on business and individual tax deductions that are intended to offset part of the cost of the legislation. The Company is currently evaluating the impact of the OBBBA on its business and consolidated financial statements.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. In 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve repeatedly raised their target benchmark interest rate in response to the ongoing inflationary environment in the United States, resulting in subsequent prime rate increases of 525 basis points between March of 2022 and July of 2023. While the FOMC target benchmark rate and the prime rate were decreased by 100 basis points in 2024 and another 75 basis points in 2025, sustained levels or future increases in market interest rates may have an adverse effect on our business, financial condition and results of operations as it could reduce the demand for loans and affect the ability of our borrowers to repay their indebtedness subjecting us to potential credit losses. Changes in any of these policies are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.

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

As of December 31, 2025, loans to commercial borrowers represent approximately 71.0% of total loans. Loans to commercial borrowers are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. In general, these loans are collateralized by real estate and general business assets, including, among other things, accounts receivable, inventory and equipment and are typically backed by a personal guaranty of the borrower or principal. The collateral securing such may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Accordingly, a downturn in the real estate market and economy could heighten our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2025, approximately 71.6% of our loan portfolio was comprised of loans with real estate as a primary component of collateral. Adverse developments affecting real estate values, particularly in our markets, could increase the credit risk associated with our real estate loan portfolio. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2025, our non-owner-occupied commercial real estate loans totaled approximately 37.0% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

Our portfolio of indirect dealer lending exposes us to increased credit risks.

At December 31, 2025, approximately 7.7% of our total loan portfolio, consisted of indirect dealer loans, originated through automobile dealers for the purchase of new or used automobiles, as well as recreational vehicles, boats, and personal watercraft. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

At December 31, 2025, agricultural loans were approximately 2.4% of our total loan portfolio. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought, fires and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have a material adverse effect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.

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

We have extended significant amounts of credit to a limited number of borrowers. As of December 31, 2025, our 20 largest borrowing relationships ranged from approximately $26.7 million to $57.5 million (including unfunded commitments), totaling approximately 21.0% of our outstanding commitments. If any of these relationships become delinquent or suffer default, we could be exposed to material losses which may have a material adverse effect on our business, financial condition and results of operations.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2025, our 20 largest deposit relationships accounted for approximately 22.3% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on other potentially more expensive and less stable sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which could adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

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

Mortgage revenues, which are primarily recognized from the sale of mortgage loans in the secondary market, are a source of noninterest income for the Bank and a contributor to the Bank’s net income. Mortgage revenues for the year ended December 31, 2025 were $10.7 million. As market interest rates have increased from the prior low rate environment, there may be fewer opportunities for financial institutions to originate loans to refinance existing mortgages. If mortgage originations continue to decrease, projected mortgage revenues and noninterest income will decrease.

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

Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our noninterest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms. We had $24.0 million of mortgage servicing rights as of December 31, 2025.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present given the nature of our business. In addition, investor advocacy groups, investment funds and influential investors are also increasingly focused on ESG practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. In addition, future government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs.

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

Our bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the Business Court in the Ninth Business Court Division (the “Business Court”) of the State of Texas, or in the event that such court lacks jurisdiction to hear the action, the U.S. District Court for the Northern District of Texas, Lubbock Division, or in the event that such court lacks jurisdiction to hear the action, the District Courts of the County of Lubbock, Texas, are the sole and exclusive forum and venue for certain causes of action, which may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The Company’s corporate offices are located at 5219 City Bank Parkway, Lubbock, Texas. The Company’s corporate office space also serves as the main office of, and is owned by, the Bank. The Bank currently operates full-service banking branches and mortgage offices in the following markets:

Lubbock/South Plains		Dallas/Ft. Worth
Location	Branch or LPO	Location	Branch or LPO
Lubbock	Main Branch	Plano	Branch
Lubbock	4th Street Branch	Dallas	Uptown Branch
Lubbock	50th and Indiana Branch	Forney	Branch
Lubbock	Kingsgate Branch	Arlington	LPO
Lubbock	Milwaukee Branch	Dallas	Hillcrest LPO
Lubbock	Overton Branch	Ft. Worth	LPO
Lubbock	University Branch	Grand Prairie	LPO
Morton	Branch	North Richland Hills	LPO
Idalou	Branch
Levelland	Branch

El Paso		Houston
Location	Branch or LPO	Location	Branch or LPO
El Paso	East Branch	Houston	Branch
El Paso	West Branch
El Paso	Mesa Hills LPO

Bryan/College Station		Ruidoso, New Mexico
Location	Branch or LPO	Location	Branch or LPO
College Station	Branch	Ruidoso	River Crossing Branch

The Permian Basin		Other Markets
Location	Branch or LPO	Location	Branch or LPO
Odessa	University Branch	Abilene, Texas	LPO
Odessa	Grandview Branch
Midland	Branch
Kermit	Branch
Fort Stockton	Branch
Monahans	Branch

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

Holders of Record

As of March 3, 2026, there were approximately 192 holders of record of the Company’s common stock.

Dividends

The Company paid a dividend of $0.15 per common share in the first and second quarters of 2025, and a dividend of $0.16 per common share in the third and fourth quarters of 2025. Additionally, the Company paid a dividend of $0.17 per common share in the first quarter of 2026. Also, see “Item 1. Business – Supervision and Regulation – Dividend Payments, Stock Redemptions and Repurchases” and “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements” of this Report for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Equity compensation plans approved by shareholders(1)	1,296,349	$18.92	2,803,344
Equity compensation plans not approved by shareholders	—	—	—
Total	1,296,349	$18.92	2,803,344

(1)
The number of shares available for future issuance includes 2,803,344 shares available under the Company’s 2019 Equity Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards).

Issuer Purchases of Securities

On February 21, 2024, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “Program”). Upon the expiration of the Program, on February 21, 2025, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “New Program”). The shares can be repurchased from time to time under the New Program in privately negotiated transactions or the open market, including pursuant to Rule 10b5-1 trading plans, and in accordance with applicable regulations of the SEC. The Company was not obligated to purchase any shares of its common stock under the Program or the New Program and the timing and exact amount of any repurchases depends on various factors including, the performance of the Company’s stock price, general market and other conditions, regulatory requirements, availability of funds and other relevant considerations, as determined by the Company.

The following table summarizes the share repurchase activity for the three months ended December 31, 2025.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
October 2025	—	$—	$—	$8,659,477
November 2025	—	—	—	—
December 2025	—	—	—	—
Total	—

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

Dollars	2020	2021	2022	2023	2024	2025
South Plains Financial, Inc.	$100.0	$148.68	$149.67	$160.74	$196.49	$223.17
S&P United States BMI Banks Index	100.0	135.97	112.77	123.02	164.70	211.47
S&P 500	100.0	128.71	105.40	133.10	166.40	196.16

Source: S&P Global Market Intelligence
© 2026

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Discussion in this Form 10-K includes results of operations and financial condition for 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For discussion on results of operations and financial condition pertaining to 2024 and 2023 and year-over-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.

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

On December 1, 2025, SPFI, and BOH Holdings, Inc., a Texas corporation (“BOH”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), providing for the acquisition by SPFI of BOH through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). At December 31, 2025, BOH had $745.1 million in assets, $624.5 million in total gross loans, and $603.0 million in deposits. Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been unanimously approved by the boards of directors of each of SPFI and BOH, each share of BOH common stock issued and outstanding immediately prior to the effective time of the Merger (the “effective time”) will be converted into the right to receive, without interest, 0.1925 shares of SPFI common stock, subject to adjustment pursuant to the terms of the Reorganization Agreement (the “Exchange Ratio”), plus cash in lieu of any fractional shares.

Based on the closing price of $37.79 for SPFI common stock on November 28, 2025, the Merger would have an aggregate value of approximately $105.9 million, though the transaction value is likely to change until closing due to fluctuations in the price of SPFI common stock. Immediately following the consummation of the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, will merge with and into City Bank, with City Bank surviving the merger. The Merger is expected to close during the second quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of BOH’s shareholders.

Selected Financial Data

The following table sets forth certain of our selected financial data for, and as of the end of, each of the periods indicated (dollars in thousands, except per share data).

	As of and for the Year Ended December 31,
	2025	2024	2023
Selected Income Statement Data:
Net interest income	$166,999	$147,098	$139,747
Provision for credit losses	5,195	4,300	4,610
Noninterest income	44,889	48,072	79,226
Noninterest expense	132,620	127,578	134,946
Income tax expense	15,602	13,575	16,672
Net income	58,471	49,717	62,745
Share and Per Share Data:
Earnings per share (basic)	$3.59	$3.03	$3.73
Earnings per share (diluted)	3.44	2.92	3.62
Dividends per share	0.62	0.56	0.52
Tangible book value per share(1)	29.05	25.40	23.47
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$552,439	$359,082	$330,158
Investment securities	567,540	577,240	622,762
Gross loans held for investment	3,144,502	3,055,054	3,014,153
Allowance for credit losses on loans	45,131	43,237	42,356
Total assets	4,480,500	4,232,239	4,204,793
Total deposits	3,874,077	3,620,876	3,626,153
Borrowings	60,493	110,354	110,168
Total stockholders’ equity	493,837	438,949	407,114
Performance Ratios:
Return on average assets	1.33%	1.17%	1.54%
Return on average stockholders’ equity	12.70%	11.75%	16.58%
Net interest margin(2)	3.98%	3.65%	3.61%
Efficiency ratio(3)	62.32%	65.07%	61.33%
Credit Quality Ratios:
Nonperforming assets to total assets(4)	0.26%	0.58%	0.14%
Nonperforming loans to total loans held for investment(5)	0.31%	0.79%	0.17%
Allowance for credit losses on loans to nonperforming loans(5)	460.29%	179.98%	818.00%
Allowance for credit losses on loans to total loans held for investment	1.44%	1.42%	1.41%
Net loan charge-offs to average loans	0.10%	0.11%	0.07%
Capital Ratios:
Total stockholders’ equity to total assets	11.02%	10.37%	9.68%
Tangible common equity to tangible assets(1)	10.61%	9.92%	9.21%
Common equity tier 1 capital ratio	14.45%	13.53%	12.41%
Tier 1 leverage ratio	12.53%	12.04%	11.33%
Tier 1 risk-based capital ratio	15.70%	14.80%	13.69%
Total risk-based capital ratio	17.26%	17.86%	16.74%

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

Results of Operations

Net income for the year ended December 31, 2025 was $58.5 million, or $3.44 per diluted share, compared to $49.7 million, or $2.92 per diluted share, for the year ended December 31, 2024. The increase in net income was primarily the result of an increase of $19.9 million in net interest income, partially offset by a decrease of $3.2 million in noninterest income and an increase of $5.0 million in noninterest expenses. Details of the changes in the various components are further discussed below.

Return on average assets was 1.33% and return on average equity was 12.70% for the year ended December 31, 2025, compared to 1.17% and 11.75%, respectively, for the year ended December 31, 2024. The increase in return on average assets was primarily due to the increase in net income of 17.6%, relative to an increase of 3.6% in total average assets.

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

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,087,635	$211,231	6.84%	$3,054,189	$202,301	6.62%	$2,924,473	$176,627	6.04%
Investment securities – taxable	504,853	18,634	3.69%	532,730	21,090	3.96%	570,655	21,590	3.78%
Investment securities – non-taxable	153,691	4,196	2.73%	155,168	4,076	2.63%	185,205	4,901	2.65%
Other interest-earning assets (2)	468,655	18,847	4.02%	312,917	14,319	4.58%	223,152	9,973	4.47%
Total interest-earning assets	4,214,834	252,908	6.00%	4,055,004	241,786	5.96%	3,903,485	213,091	5.46%
Noninterest-earning assets	171,720			179,527			176,495
Total assets	$4,386,554			$4,234,531			$4,079,980

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,337,103	$63,062	2.70%	$2,250,942	$70,362	3.13%	$2,117,985	$55,423	2.62%
Time deposits	433,760	16,293	3.76%	411,028	16,719	4.07%	321,205	9,564	2.98%
Short-term borrowings	8	—	0.00%	3	—	0.00%	84	5	5.95%
Subordinated debt	51,412	2,730	5.31%	63,868	3,339	5.23%	75,458	4,018	5.32%
Junior subordinated deferrable interest debentures	46,393	2,914	6.28%	46,393	3,381	7.29%	46,393	3,276	7.06%
Total interest-bearing liabilities	2,868,676	84,999	2.96%	2,772,234	93,801	3.38%	2,561,125	72,286	2.82%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	991,899			968,307			1,069,280
Other liabilities	65,476			70,777			71,102
Total noninterest-bearing liabilities	1,057,375			1,039,084			1,140,382
Stockholders’ equity	460,503			423,213			378,473
Total liabilities and stockholders’ equity	$4,386,554			$4,234,531			$4,079,980

Net interest income		$167,909			$147,985			$140,805
Net interest spread			3.04%			2.58%			2.64%
Net interest margin(3)			3.98%			3.65%			3.61%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31, 2025 over 2024			Year Ended December 31, 2024 over 2023
	Change due to:			Change due to:
	Volume	Rate	Total Variance	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,215	$6,715	$8,930	$7,834	$17,840	$25,674
Investment securities – taxable	(1,104)	(1,352)	(2,456)	(1,435)	935	(500)
Investment securities – non-taxable	(39)	159	120	(795)	(30)	(825)
Other interest-earning assets	7,127	(2,599)	4,528	4,012	334	4,346
Total interest-earning assets	8,199	2,923	11,122	9,616	19,079	28,695

Interest-bearing liabilities:
NOW, Savings, MMDAs	2,693	(9,993)	(7,300)	3,479	11,460	14,939
Time deposits	925	(1,351)	(426)	2,675	4,480	7,155
Short-term borrowings	—	—	—	(5)	—	(5)
Subordinated debt	(651)	42	(609)	(617)	(62)	(679)
Junior subordinated deferrable interest debentures	—	(467)	(467)	—	105	105
Total interest-bearing liabilities	2,967	(11,769)	(8,802)	5,532	15,983	21,515

Net change	$5,232	$14,692	$19,924	$4,084	$3,096	$7,180

Net interest income for the year ended December 31, 2025 was $167.0 million compared to $147.1 million for the year ended December 31, 2024, an increase of $19.9 million, or 13.5%. The increase in net interest income in 2025 was comprised of a $11.1 million, or 4.6%, increase in interest income and a $8.8 million, or 9.4%, decrease in interest expense. The growth in interest income was primarily attributable to increases of $8.9 million in loan interest income. The increase in loan interest income was primarily due to growth of $33.4 million in average loans outstanding and an increase of 22 basis points in the yield on loans. Additionally, there was a recovery of $1.7 million in interest during the second quarter of 2025, related to a full repayment of a loan that had previously been on nonaccrual. This recovery positively impacted the loan yield by approximately 6 basis points during 2025.

The $8.8 million decrease in interest expense for the year ended December 31, 2025 was primarily related to a 42 basis points decrease in the rate paid on interest-bearing liabilities over the same period in 2024, partially offset by an increase of $96.4 million in average interest-bearing liabilities. The decline in rates was largely attributed to the Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve dropping their target benchmark interest rate, resulting in federal funds rate decreases of 75 basis points in the last four months of 2025.

For the year ended December 31, 2025, net interest margin and net interest spread were 3.98% and 3.04%, respectively, compared to 3.65% and 2.58% for the same period in 2024, respectively, which reflects the changes in interest income and interest expense discussed above.

Provision for Credit losses

Credit risk is inherent in the business of making loans. We establish an allowance for credit losses (“ACL”) through charges to earnings, which are shown in the consolidated statements of comprehensive income as the provision for credit losses. Credit losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our ACL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and the amount of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas. See “Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Report for more detailed discussion.

The provision for credit losses for the year ended December 31, 2025 was $5.2 million compared to $4.3 million for the year ended December 31, 2024. The provision during the year ended December 31, 2025 was largely attributable to net charge-offs of $3.0 million and loan growth during 2025. Net charge-offs decreased $428 thousand during 2025 as compared to 2024. The allowance for credit losses as a percentage of loans held for investment was 1.44% at December 31, 2025 and 1.42% at December 31, 2024. Further discussion of the allowance for credit losses is noted below.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. The largest portion of our noninterest income is associated with our mortgage banking activities. Other sources of noninterest income include service charges on deposit accounts, and bank card services and interchange fees.

The following table sets forth the major components of our noninterest income for the periods indicated:

	Year Ended December 31, 2025 over 2024			Year Ended December 31, 2024 over 2023
	2025	2024	Increase (decrease)	2024	2023	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,823	$8,026	$797	$8,026	$7,130	$896
Bank card services and interchange fees	13,912	13,640	272	13,640	13,323	317
Mortgage banking activities	10,684	14,186	(3,502)	14,186	13,817	369
Investment commissions	1,700	1,704	(4)	1,704	1,698	6
Fiduciary income	2,932	2,719	213	2,719	2,433	286
Gain on sale of subsidiary	—	—	—	—	33,778	(33,778)
Other income and fees(1)	6,838	7,797	(959)	7,797	7,047	750
Total noninterest income	$44,889	$48,072	$(3,183)	$48,072	$79,226	$(31,154)

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the year ended December 31, 2025 was $44.9 million compared to $48.1 million for the year ended December 31, 2024, a decrease of $3.2 million, or 6.6%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $797 thousand, or 9.9% for the year ended December 31, 2025 compared to the same period in 2024. This was largely a result of increased commercial deposits, a continued focus on growing treasury management services, which began building during 2024, and an increase in customer overdraft fees.

Mortgage banking activities - Income from mortgage banking activities decreased $3.5 million, or 24.7%, to $10.7 million for the year ended December 31, 2025 from $14.2 million for the year ended December 31, 2024. The decrease was primarily the result of a $3.3 million negative fair value adjustment of the Company’s mortgage servicing rights portfolio for the year ended December 31, 2025 as compared to a negative $1.2 million adjustment for the same period in 2024. The $2.1 million larger negative adjustment in 2025 was mainly due to overall lower rates during the year as compared to 2024. In addition, there was also a decrease of $23.3 million, or 8.0%, in mortgage loan originations in the current year as compared to the prior year.

Other income and fees - Other noninterest income and fees decreased $959 thousand for the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily the result of decreases of $576 thousand in income from SBIC investments and $611 thousand recognized for property insurance proceeds during the current year as compared to the prior year.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Year Ended December 31, 2025 over 2024			Year Ended December 31, 2024 over 2023
	2025	2024	Increase (decrease)	2024	2023	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$76,947	$74,338	$2,609	$74,338	$79,377	$(5,039)
Occupancy and equipment, net	16,051	16,105	(54)	16,105	16,102	3
Professional services	7,310	6,583	727	6,583	6,433	150
Marketing and development	4,023	3,782	241	3,782	3,453	329
IT and data services	4,701	4,286	415	4,286	3,410	876
Bankcard expenses	6,099	5,873	226	5,873	5,557	316
Realized loss on sale of securities	—	—	—	—	3,409	(3,409)
Other expenses(1)	17,489	16,611	878	16,611	17,205	(594)
Total noninterest expense	$132,620	$127,578	$5,042	$127,578	$134,946	$(7,368)

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, appraisal expenses, and insurance.

Noninterest expense for the year ended December 31, 2025 was $132.6 million compared to $127.6 million for the year ended December 31, 2024, an increase of $5.0 million, or 4.0%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $2.6 million, or 3.5%, from $74.3 million for the year ended December 31, 2024 to $76.9 million for the year ended December 31, 2025. This was primarily driven by annual salary adjustments, which became effective in January of 2025.

Professional services - Professional services increased $727 thousand, or 11.0%, from $6.6 million for the year ended December 31, 2024 to $7.3 million for the year ended December 31, 2025. This was primarily driven by approximately $500 thousand in merger related expenses and by increased consulting fees for technology projects and other initiatives during 2025 as compared to 2024.

IT and data services – IT and data services expenses increased $415 thousand or 9.7% in the current year from $4.3 million for the year ended December 31, 2024 to $4.7 million for the year ended December 31, 2025. The increase relates primarily to the continued rising cost of technology services and customers using more digital services.

Other expenses - Other expenses increased $878 thousand, or 5.3%, from $16.6 million for the year ended December 31, 2024 to $17.5 million for the year ended December 31, 2025. This increase was primarily driven by an increase of $845 thousand in the ineffectiveness related to fair value hedges on municipal securities in 2025 as compared to 2024.

Financial Condition

Our total assets increased $248.3 million, or 5.9%, to $4.48 billion at December 31, 2025 as compared to $4.23 billion at December 31, 2024. Our loans held for investment increased $89.4 million, or 2.9%, to $3.14 billion at December 31, 2025, compared to $3.06 billion at December 31, 2024. Total deposits increased $253.2 million, or 7.0% to $3.87 billion at December 31, 2025, compared to $3.62 billion at December 31, 2024.

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

Loans held for investments increased $89.4 million, or 2.9%, to $3.14 billion at December 31, 2025 as compared to $3.06 billion at December 31, 2024. The organic loan growth remained relationship-focused and occurred broadly across the loan portfolio, partially offset by a decrease of $86.2 million in multi-family property loans.

The following table shows the contractual maturities of our loans held for investment portfolio at December 31, 2025:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$181,701	$593,794	$233,142	$55,988	$1,064,625
Commercial - specialized	167,817	131,105	69,569	40,860	409,351
Commercial - general	153,713	228,991	193,761	82,858	659,323
Consumer:
1-4 family residential	39,192	122,709	107,105	320,845	589,851
Auto loans	3,346	159,180	96,631	—	259,157
Other consumer	8,909	38,343	14,840	—	62,092
Construction	84,279	11,128	638	4,058	100,103
Total loans	$638,957	$1,285,250	$715,686	$504,609	$3,144,502

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of December 31, 2025:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$368,362	$514,562
Commercial - specialized	98,431	143,103
Commercial - general	201,699	303,911
Consumer:
1-4 family residential	345,865	204,794
Auto loans	255,811	—
Other consumer	53,183	—
Construction	271	15,553
Total loans	$1,323,622	$1,181,923

At December 31, 2025, there was $1.59 billion in adjustable rate loans, with $877.7 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $597.0 million will reprice immediately upon changes in the underlying index rate, with the remaining $280.7 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration as 71.6% of our loans were secured by real property as of December 31, 2025, compared to 73.7% as of December 31, 2024. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 37.0% of loans held for investment as of December 31, 2025 and represented 40.1% of loans held for investment as of December 31, 2024. Further, 96% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans decreased $54.4 million, or 4.9%, to $1.06 billion as of December 31, 2025 from $1.12 billion as of December 31, 2024. The decrease was primarily driven by a decrease of $86.2 million in multi-family loans and $18.9 million in hospitality loans, partially offset by increases in residential and commercial land development loans and other commercial real estate loans.

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

Commercial general loans increased $102.0 million, or 18.3%, to $659.3 million as of December 31, 2025 from $557.4 million as of December 31, 2024. The increase in commercial general loans was primarily due to increases broadly across this segment with the largest increases coming from restaurant and retail loans and goods and services loans.

Commercial specialized loans increased $20.4 million, or 5.2%, to $409.4 million as of December 31, 2025 from $389.0 million as of December 31, 2024. This increase was primarily due to growth of $28.1 million in energy sector loans, partially offset by a decrease of $7.1 million in agricultural real estate loans.

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

Consumer loans increased $25.3 million, or 2.9%, to $911.1 million as of December 31, 2025, from $885.8 million as of December 31, 2024. The increase in these loans was primarily a result of a $23.5 million increase in residential mortgage loans. As of December 31, 2025, our consumer loan portfolio was comprised of $589.9 million in 1-4 family residential loans, $259.2 million in auto loans, and $62.1 million in other consumer loans.

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

Construction loans decreased $3.8 million, or 3.6%, to $100.1 million as of December 31, 2025 from $103.9 million as of December 31, 2024.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.16 billion at December 31, 2025 and $1.22 billion at December 31, 2024. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of December 31, 2025, total income-producing commercial real estate property loans totaled $796.3 million and was comprised of $229.7 million of multi-family property loans, $183.3 million of retail property loans, $141.3 million of office property loans, $42.2 million in hospitality loans, and $199.8 million in industrial and other property loans. Industrial and other property loans include types such as warehouse, mini-storage, and convenience stores. As of December 31, 2025, total construction, acquisition, and development property loans totaled $368.4 million and was comprised of $100.1 million in residential construction property loans and $268.3 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 55% at December 31, 2025. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 58% at December 31, 2025.

Owner-occupied commercial real estate loans totaled $419.0 million at December 31, 2025 and $366.8 million at December 31, 2024.

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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2025	2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$554,286	$537,688
Standby letters of credit	30,681	18,696
Total	$584,967	$556,384

Allowance for Credit Losses

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

The ACL for loans was $45.1 million at December 31, 2025 compared to $43.2 million at December 31, 2024, an increase of $1.9 million, or 4.4%. The ACL for loans as a percentage of loans held for investment was 1.44% at December 31, 2025 and 1.42% at December 31, 2024.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	As of or for the Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Average loans outstanding during period(1)
Commercial real estate	$1,080,575	$1,108,216	$988,121
Commercial – specialized	385,521	395,450	350,940
Commercial – general	603,940	524,370	517,242
Consumer:
1-4 family residential	583,058	561,629	512,149
Auto loans	258,813	273,898	317,465
Other consumer	63,583	69,110	78,842
Construction	99,057	107,668	140,460
Loans held for sale	13,088	13,850	19,254
Total average loans outstanding during period	$3,087,635	$3,054,191	$2,924,473
Net charge-offs (recoveries) during the period
Commercial real estate	$541	$42	$—
Commercial – specialized	(127)	(80)	(164)
Commercial – general	476	910	292
Consumer:
1-4 family residential	166	169	(5)
Auto loans	1,147	1,051	691
Other consumer	833	1,057	861
Construction	(5)	310	319
Total net charge-offs (recoveries) during the period	$3,031	$3,459	$1,994
Total loans held for investment outstanding	$3,144,502	$3,055,054	$3,014,153
Nonaccrual loans	$7,070	$22,102	$3,242
Allowance for credit losses on loans	$45,131	$43,237	$42,356
Ratio of allowance to total loans held for investment	1.44%	1.42%	1.41%
Ratio of allowance to nonaccrual loans	638.35%	195.62%	1,306.48%
Ratio of nonaccrual loans to total loans held for investment	0.22%	0.72%	0.11%
Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	0.05%	—	—
Commercial – specialized	(0.03)%	(0.02)%	(0.05)%
Commercial – general	0.08%	0.17%	0.06%
Consumer:
1-4 family residential	0.03%	0.03%	—
Auto loans	0.44%	0.38%	0.22%
Other consumer	1.31%	1.53%	1.09%
Construction	(0.01)%	0.29%	0.23%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.10%	0.11%	0.07%

(1)	Average outstanding balances include loans held for sale.

Net charge-offs totaled $3.0 million and were 0.10% of average loans outstanding for the year ended December 31, 2025, compared to $3.5 million and 0.11% for the year ended December 31, 2024. Gross charge-offs increased $44 thousand and recoveries increased $472 thousand for the year ended December 31, 2025 compared to the same period in 2024.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	As of December 31,
	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,214	33.8%	$15,973	36.9%	$15,808	37.3%
Commercial – specialized	5,231	11.6%	4,640	10.7%	4,020	9.5%
Commercial – general	7,448	16.5%	6,874	15.9%	6,391	15.1%
Consumer:
1-4 family residential	11,103	24.6%	9,677	22.4%	9,177	21.7%
Auto loans	3,033	6.7%	3,015	7.0%	3,601	8.5%
Other consumer	1,150	2.5%	1,115	2.6%	968	2.3%
Construction	1,952	4.3%	1,943	4.5%	2,391	5.6%
Total allowance for credit losses	$45,131	100.0%	$43,237	100.0%	$42,356	100.0%

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

At December 31, 2025, our total nonaccrual loans were $7.1 million, or 0.22% of total loans held for investment, as compared to $22.1 million, or 0.72% of total loans held for investment, at December 31, 2024. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of December 31, 2025 to cover any probable loss. The decrease in the year ended December 31, 2025 was primarily due to the full repayment of a $19.5 million loan in the second quarter of 2025 that had been on nonaccrual at December 31, 2024. This decrease was partially offset by other loans being placed on nonaccrual status during 2025.

Nonperforming loans were $9.8 million at December 31, 2025 and $24.0 million at December 31, 2024. This decrease is mainly due to the nonaccrual changes noted above.

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

If a borrower on a modified accruing loan has demonstrated performance under the previous terms, is not experiencing financial difficulty and shows the capacity to continue to perform under the restructured terms, the loan will remain on accrual status. Otherwise, the loan will be placed on nonaccrual status until the borrower demonstrates a sustained period of performance, which generally requires six consecutive months of payments.

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

Total securities at December 31, 2025 were $567.5 million, representing a decrease of $9.7 million, or 1.7%, compared to $577.2 million at December 31, 2024. The decrease was primarily due to $28.9 million in maturities, prepayments and calls, net of purchases and a $21.7 million decrease in the fair value of securities available for sale at December 31, 2025 as compared to December 31, 2024.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. During the year ended December 31, 2025, the fair value adjustment to the Company’s securities available for sale increased $21.7 million after decreasing by $9.7 million during 2024. The change resulted from decreased longer-term interest rates during 2025. At December 31, 2025, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligation with or without call or prepayment penalties.

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$545	3.46%	$5,079	2.72%	$12,841	2.40%	$180,951	2.38%
Residential mortgage-backed securities	41	1.33%	1,040	2.06%	518	2.97%	301,112	2.29%
Commercial mortgage-backed securities	—	—	1,525	4.03%	47,244	2.31%	—	—
Collateralized mortgage obligations	—	—	—	—	63,398	4.56%	4,310	5.30%
Asset-backed and other amortizing securities	—	—	254	2.99%	2,069	3.19%	11,649	2.75%
Other securities	—	—	5,000	7.53%	—	—	—	—
Total available-for-sale	$586	3.31%	$12,898	4.69%	$126,070	3.47%	$498,022	2.36%

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

Total deposits at December 31, 2025 were $3.87 billion, representing an increase of $253.2 million, or 7.0%, compared to $3.62 billion at December 31, 2024. The increase was due to organic growth and occurred broadly across commercial and retail deposits, with growth in both noninterest-bearing and interest-bearing deposits. As of December 31, 2025, 26.4% of total deposits were comprised of noninterest-bearing demand accounts, 62.5% of interest-bearing non-maturity accounts and 11.1% of time deposits. Interest-bearing non-maturity accounts included $210.8 million in brokered deposits, which represented 5.4% of total deposits at December 31, 2025.

The following table shows the deposit mix as of the dates presented:

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Noninterest-bearing deposits	$1,023,517	26.4%	$935,510	25.8%
NOW and other transaction accounts	1,307,596	33.8%	498,718	13.8%
Money market and other savings	1,111,529	28.7%	1,741,988	48.1%
Time deposits	431,435	11.1%	444,660	12.3%
Total deposits	$3,874,077	100.0%	$3,620,876	100.0%

The following table summarizes our average deposit balances and weighted average rates for the periods indicated:

	2025		2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$991,899	—%	$968,307	—%	$1,069,280	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,172,864	2.69%	482,160	3.74%	401,075	2.93%
Savings accounts	133,404	0.79%	135,484	0.90%	145,758	0.87%
Money market accounts	1,030,835	2.96%	1,633,298	3.13%	1,571,152	2.70%
Time deposits	433,760	3.76%	411,028	4.07%	321,205	2.98%
Total interest-bearing deposits	2,770,863	2.86%	2,661,970	3.27%	2,439,190	2.66%
Total deposits	$3,762,762	2.11%	$3,630,277	2.40%	$3,508,470	1.85%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of December 31, 2025 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$90,616	$45,554	$50,597	$5,568	$192,335

The estimated amount of uninsured deposits as of December 31, 2025 was $1.40 billion. This represented approximately 36% of total deposits and excludes $336 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2025 and 2024, we had total remaining borrowing capacity from the FHLB of $1.27 billion and $1.11 billion, respectively. We had no FHLB borrowings during the years ended December 31, 2025 or 2024.

The Company may use FHLB letters of credit to pledge to certain public deposits. The outstanding balance of FHLB letters of credit was $0 and $75.0 million at December 31, 2025 and December 31, 2024, respectively.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the FRB. The amount of the line is determined on a monthly basis by the Federal Reserve Bank. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $659.7 million and $654.0 million at December 31, 2025 and 2024, respectively. There were no amounts outstanding on the FRB line of credit at December 31, 2025 and 2024. We had no long-term FRB borrowings during the years ended December 31, 2025 or 2024.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million and $140.0 million as of December 31, 2025 and 2024. The lines were not used, other than testing during the years ended December 31, 2025 and 2024.

Subordinated Debt

In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate period, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The notes had a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. On August 25, 2025, the Company notified holders (the “Redemption Notice”) of these notes that it had elected to redeem all of these outstanding notes effective on September 30, 2025 (the “Redemption Date”). Each of these notes were redeemed pursuant to the terms of the Indenture, dated as of September 29, 2020, between the Company and UMB Bank, National Association, as trustee for these notes (the “Trustee”), at the Redemption Price totaling $50.0 million in aggregate principal amount, plus accrued and unpaid interest (the “Redemption Price”). As provided in the Redemption Notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of these notes appearing on the books and records of the Trustee on the Redemption Date. The notes ceased to represent the right to payment of principal and interest upon the payment to the holders of the notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of these notes.

As of December 31, 2025, the total amount of subordinated debt outstanding was $14.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at December 31, 2025 and 2024. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of December 31, 2025, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 6.77%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.37%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 5.48%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to December 31, 2025.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At December 31, 2025, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.27 billion and $659.7 million, respectively. Additionally, we have uncollateralized lines with multiple banks totaling $140.0 million at December 31, 2025. These lines are not guaranteed and we are not placing reliance on them.

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

Capital

Total stockholders’ equity increased to $493.8 million as of December 31, 2025, compared to $438.9 million as of December 31, 2024. The increase from December 31, 2024 was primarily the result of $58.5 million in net income and an increase of $12.9 million in accumulated other comprehensive income (“AOCI”) related to fair value changes in securities available for sale and related fair value hedges, partially offset by $10.1 million in dividends paid, and repurchases of common stock of $8.5 million for the year ended December 31, 2025.

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

At December 31, 2025, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At December 31, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2025:
Total capital (to risk-weighted assets)
Consolidated	$622,485	17.26%	$378,645	10.50%	N/A	N/A
Bank	537,444	14.91%	378,576	10.50%	$360,549	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	566,107	15.70%	306,522	8.50%	N/A	N/A
Bank	492,355	13.66%	306,466	8.50%	288,439	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	521,107	14.45%	252,430	7.00%	N/A	N/A
Bank	492,355	13.66%	252,384	7.00%	234,357	6.50%
Tier 1 capital (to average assets)
Consolidated	566,107	12.53%	181,591	4.00%	N/A	N/A
Bank	492,355	10.90%	181,512	4.00%	225,868	5.00%

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024:
Total capital (to risk-weighted assets)
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%
CET 1 capital (to risk-weighted assets)
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%
Tier 1 capital (to average assets)
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%
Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In November 2025, the federal bank regulatory agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9% to 8%; however, the proposed rule has not yet been finalized. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described above.

Treasury Stock

We repurchased stock in accordance with its stock repurchase programs during 2025 and 2024. In 2025, we repurchased 259,046 shares of common stock for a total of $8.5 million. In 2024, we repurchased 53,799 shares of common stock for a total of $1.3 million See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” of this Report for further information.

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2025	2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(3.03)	(4.63)
+200	(1.91)	(3.02)
+100	(0.89)	(1.54)
-100	(0.26)	0.01
-200	0.27	1.69

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	As of December 31,
	2025		2024	2023
	(Dollars in thousands)
Total stockholders’ equity		$493,837	$438,949	$407,114
Less: Goodwill and other intangibles		(20,448)	(21,035)	(21,744)
Tangible common equity	$	$ 473,389	$417,914	$385,370

Total assets		$4,480,500	$4,232,239	$4,204,793
Less: Goodwill and other intangibles		(20,448)	(21,035)	(21,744)
Tangible assets		$4,460,052	$4,211,204	$4,183,049
Shares outstanding		16,293,577	16,455,826	16,417,099
Total stockholders’ equity to total assets		11.02%	10.37%	9.68%
Tangible common equity to tangible assets		10.61%	9.92%	9.21%
Book value per share		$30.31	$26.67	$24.80
Tangible book value per share		$29.05	$25.40	$23.47

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2025.

Allowance for Credit Losses on Loans. The ACL for loans is established for future expected credit losses through a provision for credit losses charged to earnings. Expected losses are calculated using comparable and quantifiable information both internal and external about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. The ACL for loans is affected by charge-offs, recoveries and the provision for credit losses on loans.

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

Shareholders, Board of Directors, and Audit Committee
South Plains Financial, Inc.
Lubbock, Texas

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of South Plains Financial, Inc. ("Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework: (2013), issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL) on Loans

As of December 31, 2025, the Company’s loan portfolio totaled $3.1 billion and the related ACL on loans was $45.1 million. The Company calculates its ACL in accordance with Topic 326, Financial Instruments – Credit Losses. As described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company applied a dual credit risk rating methodology that estimates each loan’s probability of default and loss given default to calculate the expected credit loss to nonanalyzed loans. Qualitative adjustments are also made to ACL results for additional risk factors that are relevant in assessing the expected credit losses within each loan segment. Qualitative factor risk decisions consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, and other factors related to credit administration, such as borrower’s risk rating and the potential effect of delayed credit score migrations. Management quantifiably identifies segment percentage qualitative factor adjustments using a scorecard risk rating system scaled to historical loss experience within a segment and management’s perceived risk for that particular segment.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the critical audit matter include the subjectivity and judgment involved in management’s determination of credit loss estimates and assumptions, specifically management’s determination of the delayed credit score migration qualitative factor adjustment and management’s determination of qualitative factor scorecard risk ratings assigned to each segment. Auditing these assumptions required an increased auditor effort and a high degree of auditor subjectivity and judgment.

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
March 5, 2026

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$58,318	$54,114
Interest-bearing deposits in banks	494,121	304,968
Cash and cash equivalents	552,439	359,082

Securities available for sale	567,540	577,240
Loans held for sale ($7,796 and $13,791 at fair value at December 31, 2025 and 2024, respectively)	9,993	20,542
Loans held for investment	3,144,502	3,055,054
Allowance for credit losses on loans	(45,131)	(43,237)
Loans held for investment, net	3,099,371	3,011,817
Accrued interest receivable	20,931	21,687
Premises and equipment, net	51,563	52,951
Bank-owned life insurance	77,694	76,054
Goodwill	19,315	19,315
Intangible assets, net	1,133	1,720
Mortgage servicing rights	24,041	26,292
Deferred tax asset, net	20,433	22,840
Other assets	36,047	42,699
Total assets	$4,480,500	$4,232,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,023,517	$935,510
Interest-bearing	2,850,560	2,685,366
Total deposits	3,874,077	3,620,876

Accrued expenses and other liabilities	52,093	62,060
Subordinated debt	14,100	63,961
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	3,986,663	3,793,290
Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,293,577 and 16,455,826 issued and outstanding at December 31, 2025 and 2024, respectively	16,294	16,456
Additional paid-in capital	91,065	97,287
Retained earnings	434,197	385,827
Accumulated other comprehensive loss	(47,719)	(60,621)
Total stockholders’ equity	493,837	438,949
Total liabilities and stockholders’ equity	$4,480,500	$4,232,239

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans, including fees	$211,202	$202,270	$176,598
Securities:
Taxable	18,634	21,090	21,590
Non-taxable	3,315	3,220	3,872
Federal funds sold and interest-bearing deposits in banks	18,847	14,319	9,973
Total interest income	251,998	240,899	212,033

Interest expense:
Deposits	79,355	87,081	64,987
Notes payable & other borrowings	—	—	5
Subordinated debt	2,730	3,339	4,018
Junior subordinated deferrable interest debentures	2,914	3,381	3,276
Total interest expense	84,999	93,801	72,286

Net interest income	166,999	147,098	139,747
Provision for credit losses	5,195	4,300	4,610
Net interest income, after provision for credit losses	161,804	142,798	135,137

Noninterest income:
Service charges on deposit accounts	8,823	8,026	7,130
Net gain on sales of loans	9,605	10,524	11,027
Bank card services and interchange fees	13,912	13,640	13,323
Other mortgage banking income	1,079	3,662	2,790
Investment commissions	1,700	1,704	1,698
Fiduciary fees	2,932	2,719	2,433
Gain on sale of subsidiary	—	—	33,778
Other	6,838	7,797	7,047
Total noninterest income	44,889	48,072	79,226

Noninterest expense:
Salaries and employee benefits	76,947	74,338	79,377
Occupancy and equipment, net	16,051	16,105	16,102
Professional services	7,310	6,583	6,433
Marketing and development	4,023	3,782	3,453
IT and data services	4,701	4,286	3,410
Bank card expenses	6,099	5,873	5,557
Realized loss on sale of securities	—	—	3,409
Other	17,489	16,611	17,205
Total noninterest expense	132,620	127,578	134,946

Income before income taxes	74,073	63,292	79,417
Income tax expense	15,602	13,575	16,672
Net income	$58,471	$49,717	$62,745

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Earnings per share:
Basic	$3.59	$3.03	$3.73
Diluted	$3.44	$2.92	$3.62

Net income	$58,471	$49,717	$62,745
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	21,738	(9,706)	17,282
Less: Change in fair value on hedged state and municipal securities	(5,406)	(1,619)	(3,686)
Reclassification adjustment for loss on sale of securities	—	—	3,409
Tax effect	(3,430)	2,378	(3,571)
Other comprehensive income (loss)	12,902	(8,947)	13,434
Comprehensive income	$71,373	$40,770	$76,179

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	17,027,197	$17,027	$112,834	$292,261	$(65,108)	$357,014
Net income	—	—	—	62,745	—	62,745
Cash dividends declared - $0.52 per share	—	—	—	(8,745)	—	(8,745)
Other comprehensive income	—	—	—	—	13,434	13,434
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(997)	—	(997)
Net issuance of stock related to stock-based awards	75,540	76	(807)	—	—	(731)
Repurchases of common stock	(685,638)	(686)	(17,077)	—	—	(17,763)
Stock-based compensation	—	—	2,157	—	—	2,157
Balance at December 31, 2023	16,417,099	16,417	97,107	345,264	(51,674)	407,114
Net income	—	—	—	49,717	—	49,717
Cash dividends declared - $0.56 per share	—	—	—	(9,154)	—	(9,154)
Other comprehensive loss	—	—	—	—	(8,947)	(8,947)
Net issuance of stock related to stock-based awards	92,526	93	(852)	—	—	(759)
Repurchases of common stock	(53,799)	(54)	(1,286)	—	—	(1,340)
Stock-based compensation	—	—	2,318	—	—	2,318
Balance at December 31, 2024	16,455,826	16,456	97,287	385,827	(60,621)	438,949
Net income	—	—	—	58,471	—	58,471
Cash dividends declared - $0.62 per share	—	—	—	(10,101)	—	(10,101)
Other comprehensive income	—	—	—	—	12,902	12,902
Net issuance of stock related to stock-based awards	80,872	81	(1,014)	—	—	(933)
Stock issued under employee stock purchase plan	15,925	16	435	—	—	451
Repurchases of common stock	(259,046)	(259)	(8,267)	—	—	(8,526)
Stock-based compensation	—	—	2,624	—	—	2,624
Balance at December 31, 2025	16,293,577	$16,294	$91,065	$434,197	$(47,719)	$493,837

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands,)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$58,471	$49,717	$62,745
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,195	4,300	4,610
Provision for foreclosed asset losses	100	108	142
Depreciation and amortization	5,814	6,510	6,412
Accretion and amortization	2,713	2,844	3,381
Other gains, net	(284)	(216)	(275)
Gain on sale of subsidiary	—	—	(33,778)
Loss on sale of securities	—	—	3,409
Net gain on sales of loans	(9,605)	(10,524)	(11,027)
Proceeds from sales of loans held for sale	288,422	296,163	347,583
Loans originated for sale	(269,348)	(292,640)	(322,122)
Deferred income tax expense (benefit)	(1,023)	(1,049)	99
Earnings on bank-owned life insurance	(1,640)	(1,550)	(1,330)
Stock-based compensation	2,624	2,318	2,157
Change in valuation of mortgage servicing rights	3,331	1,235	2,375
Net change in:
Accrued interest receivable and other assets	2,957	1,423	(8,502)
Accrued expenses and other liabilities	(10,237)	742	2,660
Net cash from operating activities	77,490	59,381	58,539

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(420,944)	(304,783)	(199,898)
Sales	—	—	52,828
Maturities, prepayments, and calls	449,808	337,941	240,106
Loan originations and principal collections, net	(95,802)	(46,287)	(270,196)
Purchases of premises and equipment	(5,661)	(3,354)	(4,681)
Proceeds from sales of premises and equipment	2,258	380	968
Proceeds from sale of subsidiary	—	—	36,080
Capital improvements to foreclosed assets	(131)	—	—
Proceeds from sales of foreclosed assets	2,247	2,176	1,417
Net cash from investing activities	(68,225)	(13,927)	(143,376)

Cash flows from financing activities:
Net change in deposits	253,201	(5,277)	219,723
Proceeds from common stock issuance	451	—	—
Payments to tax authorities for stock-based compensation	(933)	(759)	(731)
Payments made on subordinated debt	(50,000)	—	(12,372)
Cash dividends paid on common stock	(10,101)	(9,154)	(8,745)
Payments to repurchase common stock	(8,526)	(1,340)	(17,763)
Net cash from financing activities	184,092	(16,530)	180,112

Net change in cash and cash equivalents	$193,357	$28,924	$95,275
Beginning cash and cash equivalents	359,082	330,158	234,883
Ending cash and cash equivalents	$552,439	$359,082	$330,158

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$86,093	$92,750	$70,065
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	3,437	1,927	2,130
Premises and equipment transferred to foreclosed assets	—	—	172
Additions to mortgage servicing rights	1,080	958	1,470

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of December 31, 2025:

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Determination of the adequacy of the allowance for credit losses (“ACL”) is a material estimate that is particularly susceptible to significant changes in the near term.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

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

Servicing fee income, which is reported in the consolidated financial statements as Other mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recorded when income is earned. Servicing income was $3.8 million, $4.0 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on October 31 of each year or more frequently if events and circumstances exist that indicate that an impairment test should be performed. There was no impairment recorded for the years ended December 31, 2025, 2024 and 2023.

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

Leases – The Company determines if an arrangement is a lease at inception. Operating leases with a term of greater than one year are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases, if any, are included in premises and equipment and other liabilities on the Company’s Consolidated Balance Sheets. The Company has lease agreements with lease and nonlease components, which are generally accounted for as a single lease component. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or equipment leases (deemed not significant) on its Consolidated Balance Sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2025 and 2024.

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

Advertising – Advertising costs are recognized when incurred. Advertising costs during 2025, 2024, and 2023 were approximately $3.4 million, $3.3 million, and $2.9 million, respectively.

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

Fair Values of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 23. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect estimates.

Trust Assets – Custodial assets of City Bank’s trust department, other than cash on deposit at City Bank, if any, are not included in the accompanying consolidated financial statements because they are not assets of City Bank.

Accounting Changes and Recent Accounting Pronouncements – ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. The CECL model also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in sales type and direct financing leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Topic 326 made changes to the accounting for securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on securities available for sale management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted the CECL model effective January 1, 2023 using the modified retrospective approach. As a result, the Company recognized a one-time, after tax cumulative effect adjustment of $997 thousand that reduced retained earnings, increased the ACL for loans by approximately $100 thousand and increased the ACL for off-balance sheet credit exposures by approximately $1.2 million.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update are intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This update was effective for fiscal years beginning after December 15, 2024. ASU 2023-09 was adopted using the retrospective method and did not have a material effect on the Company’s consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose in tabular format, in the notes to the financial statements, specific disaggregated information about certain prescribed categories of expenses at each interim and annual reporting period. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of this ASU may be applied prospectively or retrospectively. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the "gross-up" approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). Purchased seasoned loans are defined under the ASU as non-PCD loans that are obtained in a business combination, or non-PCD loans that 1) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and 2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. The ASU also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. Accordingly, they can aggregate purchased and originated loans when adjusting estimates of credit losses for assets that share similar risk characteristics. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods, and the adoption of the ASU must be applied prospectively. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. An entity that adopts the amendments in an interim reporting period may apply them “as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.” The Company expects to early adopt ASU 2025-08 and is currently evaluating the impact from adoption.

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” This update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, early adoption is permitted. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

Subsequent Events – The Company has evaluated subsequent events and transactions from December 31, 2025 through the date this Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP.

2.  MERGERS AND ACQUISITIONS

On December 1, 2025, SPFI and BOH Holdings, Inc., a Texas corporation (“BOH”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), providing for the acquisition by SPFI of BOH through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). At December 31, 2025, BOH had $745.1 million in assets (unaudited), $624.5 million in total gross loans (unaudited), and $603.0 million in deposits (unaudited). Pursuant to the terms and subject to the conditions of the Reorganization Agreement, which has been unanimously approved by the boards of directors of each of SPFI and BOH, each share of BOH common stock issued and outstanding immediately prior to the effective time of the Merger (the “effective time”) will be converted into the right to receive, without interest, 0.1925 shares of SPFI common stock, subject to adjustment pursuant to the terms of the Reorganization Agreement (the “Exchange Ratio”), plus cash in lieu of any fractional shares.

Based on the closing price of $37.79 for SPFI common stock on November 28, 2025, the Merger would have an aggregate value of approximately $105.9 million, though the transaction value is likely to change until closing due to fluctuations in the price of SPFI common stock. Immediately following the consummation of the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, will merge with and into City Bank, with City Bank surviving the merger. The Merger is expected to close during the second quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of BOH’s shareholders.

3.  SECURITIES

The amortized cost, related gross unrealized gains and losses, allowance for credit losses, and estimated fair value of securities available for sale at year-end follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available for sale:
State and municipal	$199,417	$388	$(23,500)	$—	$176,305
Residential mortgage-backed securities	302,711	130	(42,081)	—	260,760
Commercial mortgage-backed securities	48,769	—	(3,983)	—	44,786
Commercial collateralized mortgage obligations	67,708	77	(188)	—	67,597
Asset-backed and other amortizing securities	13,972	—	(840)	—	13,132
Other securities	5,000	—	(40)	—	4,960
	$637,577	$595	$(70,632)	$—	$567,540

December 31, 2024
Available for sale:
State and municipal	$199,588	$1	$(26,292)	$—	$173,297
Residential mortgage-backed securities	321,021	—	(56,925)	—	264,096
Commercial mortgage-backed securities	46,601	—	(6,241)	—	40,360
Commercial collateralized mortgage obligations	73,697	—	(214)	—	73,483
Asset-backed and other amortizing securities	16,107	—	(1,526)	—	14,581
Other securities	12,000	—	(577)	—	11,423
	$669,014	$1	$(91,775)	$—	$577,240

The amortized cost and estimated fair value of securities at December 31, 2025 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$545	$546
After 1 year through 5 years	10,080	9,985
After 5 years through 10 years	12,841	12,185
After 10 years	180,951	158,549
Declining-balance securities	433,160	386,275
	$637,577	$567,540

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $413.7 million and $309.0 million at December 31, 2025 and 2024, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The Company sold $56.2 million of available for sale securities in the second quarter of 2023. This resulted in realized losses on sale of $3.4 million.

The following table segregates securities with unrealized losses at year-end, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
State and municipal	$205	$—	$165,618	$23,500	$165,823	$23,500
Residential mortgage-backed securities	3,132	48	249,710	42,033	252,842	42,081
Commercial mortgage-backed securities	3,503	7	41,284	3,976	44,787	3,983
Commercial collateralized mortgage obligations	63,210	188	—	—	63,210	188
Asset-backed and other amortizing securities	—	—	13,132	840	13,132	840
Other securities	—	—	4,961	40	4,961	40
	$70,050	$243	$474,705	$70,389	$544,755	$70,632

December 31, 2024
State and municipal	$205	$1	$171,306	$26,291	$171,511	$26,292
Residential mortgage-backed securities	8	—	264,088	56,925	264,096	56,925
Commercial mortgage-backed securities	—	—	40,360	6,241	40,360	6,241
Commercial collateralized mortgage obligations	73,483	214	—	—	73,483	214
Asset-backed and other amortizing securities	—	—	14,581	1,526	14,581	1,526
Other securities	—	—	11,423	577	11,423	577
	$73,696	$215	$501,758	$91,560	$575,454	$91,775

There were 131 securities with an unrealized loss at December 31, 2025, generally due to a continuation of the elevated market interest rate environment. Management evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position as there are adequate liquidity sources to meet expected and unexpected funding needs. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.

4.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category at year-end as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate	$1,064,625	$1,119,063
Commercial - specialized	409,351	388,955
Commercial - general	659,323	557,371
Consumer:
1-4 family residential	589,851	566,400
Auto loans	259,157	254,474
Other consumer	62,092	64,936
Construction	100,103	103,855
	3,144,502	3,055,054
Allowance for credit losses on loans	(45,131)	(43,237)
Loans, net	$3,099,371	$3,011,817

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.16 billion at December 31, 2025, and $1.22 billion at December 31, 2024.

The following tables detail the activity in the ACL for loans for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses	Charge- offs	Recoveries	Ending Balance
For the year ended December 31, 2025
Commercial real estate	$15,973	$(218)	$(541)	$—	$15,214
Commercial - specialized	4,640	464	—	127	5,231
Commercial - general	6,874	1,050	(883)	407	7,448
Consumer:
1-4 family residential	9,677	1,592	(307)	141	11,103
Auto loans	3,015	1,165	(1,349)	202	3,033
Other consumer	1,115	868	(1,066)	233	1,150
Construction	1,943	4	—	5	1,952
	$43,237	$4,925	$(4,146)	$1,115	$45,131
For the year ended December 31, 2024
Commercial real estate	$15,808	$207	$(87)	$45	$15,973
Commercial - specialized	4,020	540	—	80	4,640
Commercial - general	6,391	1,393	(1,082)	172	6,874
Consumer:
1-4 family residential	9,177	669	(175)	6	9,677
Auto loans	3,601	465	(1,186)	135	3,015
Other consumer	968	1,204	(1,257)	200	1,115
Construction	2,391	(138)	(315)	5	1,943
	$42,356	$4,340	$(4,102)	$643	$43,237

	Beginning Balance	Impact of CECL Adoption	Provision for Credit Losses	Charge- offs	Recoveries	Ending Balance
For the year ended December 31, 2023
Commercial real estate	$13,029	$827	$1,952	$—	$—	$15,808
Commercial - specialized	3,425	33	398	(11)	175	4,020
Commercial - general	9,215	(2,574)	42	(469)	177	6,391
Consumer:
1-4 family residential	6,194	1,700	1,278	(1)	6	9,177
Auto loans	3,926	(332)	698	(888)	197	3,601
Other consumer	1,376	(235)	688	(1,140)	279	968
Construction	2,123	683	(96)	(319)	—	2,391
	$39,288	$102	$4,960	$(2,828)	$834	$42,356

During the years ended December 31, 2025, 2024, and 2023 the Company recorded a provision for credit loss of $5.2 million, $4.3 and $4.6 million, respectively, which was comprised of a provision for credit losses on loans of $4.9 million, $4.3 million, and $5.0 respectively, and a provision for off-balance sheet credit exposures of $270 thousand, $(40) thousand, and $(350) thousand, respectively.

The following table shows the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).
	Equipment	Real Estate	Accounts Receivable	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
December 31, 2025
Commercial real estate	$462	$941	$—	$1,403	$112
Commercial - specialized	289	255	—	544	—
Commercial - general	1,086	2,869	—	3,955	275
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$1,837	$4,065	$—	$5,902	$387

December 31, 2024
Commercial real estate	$—	$19,543	$—	$19,543	$552
Commercial - specialized	—	—	—	—	—
Commercial - general	—	—	—	—	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	1,575	—	1,575	—
	$—	$21,118	$—	$21,118	$552

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Nonaccrual with no ACL
December 31, 2025
Commercial real estate	$2,241	$206	$1,402	$54
Commercial - specialized	264	50	699	544
Commercial - general	1,173	31	4,108	—
Consumer:
1-4 Family residential	1,221	1,750	845	—
Auto loans	395	40	—	—
Other consumer	765	80	16	—
Construction	455	578	—	—
	$6,514	$2,735	$7,070	$598

December 31, 2024
Commercial real estate	$594	$96	$19,543	$—
Commercial - specialized	1,770	240	105	—
Commercial - general	1,374	244	180	—
Consumer:
1-4 Family residential	1,966	1,042	676	—
Auto loans	1,004	114	—	—
Other consumer	1,125	185	23	—
Construction	95	—	1,575	1,575
	$7,928	$1,921	$22,102	$1,575

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand. Interest income recognized using a cash-basis method on non-accrual loans for the year ended December 31, 2025 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million, and past due accruing loans over $100 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans by credit quality indicator and origination year at the dates indicated, and gross charge-offs for the years ended December 31, 2025 and 2024, excluding loans held for sale. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2025 and 2024.

				Term Loans
			Amortized Cost Basis by Origination Year
	December 31, 2025
(Dollars in thousands)
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate:
Pass	$209,948	$137,602	$195,747	$245,012	$95,319	$143,422	$5,372	$1,032,422
Special mention	—	2,825	7,343	81	166	1,095	483	11,993
Substandard	360	62	5,101	1,613	7,095	5,979	—	20,210
Total commercial real estate loans	$210,308	$140,489	$208,191	$246,706	$102,580	$150,496	$5,855	$1,064,625
Year-to-date gross charge-offs	$—	$—	$541	$—	$—	$—	$—	$541

Commercial - specialized:
Pass	$122,003	$35,559	$38,159	$24,081	$32,943	$29,452	$103,491	$385,688
Special mention	4,572	8,076	799	1,042	1,734	830	3,770	20,823
Substandard	—	194	570	811	1,206	59	—	2,840
Total commercial - specialized loans	$126,575	$43,829	$39,528	$25,934	$35,883	$30,341	$107,261	$409,351
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general:
Pass	$178,827	$103,310	$51,335	$84,327	$43,179	$79,605	$92,158	$632,741
Special mention	60	2,110	12,127	—	1,011	473	—	15,781
Substandard	40	758	1,615	1,281	5,749	1,116	242	10,801
Total commercial - general loans	$178,927	$106,178	$65,077	$85,608	$49,939	$81,194	$92,400	$659,323
Year-to-date gross charge-offs	$—	$245	$164	$116	$63	$245	$50	$883

Consumer: 1-4 family residential:

Pass	$95,677	$69,844	$92,148	$137,702	$77,474	$96,393	$4,010	$573,248
Special mention	—	—	621	428	5,061	—	—	6,110
Substandard	214	3,095	1,573	1,067	604	3,940	—	10,493
Total consumer: 1-4 family residential loans	$95,891	$72,939	$94,342	$139,197	$83,139	$100,333	$4,010	$589,851
Year-to-date gross charge-offs	$—	$—	$31	$—	$215	$61	$—	$307

Consumer: auto loans:
Pass	$115,240	$48,236	$42,397	$39,896	$11,045	$2,015	$—	$258,829
Special mention	—	—	—	—	—	—	—	—
Substandard	—	44	70	122	75	17	—	328
Total consumer: auto loans	$115,240	$48,280	$42,467	$40,018	$11,120	$2,032	$—	$259,157
Year-to-date gross charge-offs	$29	$243	$367	$477	$198	$35	$—	$1,349

Consumer: other consumer:
Pass	$27,912	$12,521	$6,704	$7,014	$2,223	$4,096	$1,534	$62,004
Special mention	—	—	—	—	—	—	—	—
Substandard	16	13	—	16	10	33	—	88
Total consumer: other consumer loans	$27,928	$12,534	$6,704	$7,030	$2,233	$4,129	$1,534	$62,092
Year-to-date gross charge-offs (1)	$510	$203	$44	$107	$49	$152	$1	$1,066

Construction:
Pass	$71,154	$24,768	$2,505	$570	$—	$—	$—	$98,997
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,106	—	—	—	—	1,106
Total construction loans	$71,154	$24,768	$3,611	$570	$—	$—	$—	$100,103
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1) Includes $498 thousand in charged-off demand deposit overdrafts reported as 2025 originations.

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

The following table presents the amortized cost basis of loans at the dates indicated that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	Total % Class of Financing Receivable
December 31, 2025
Commercial real estate	$—	$124	$—	$601	$—	$—	0.07%
Commercial - specialized	—	—	—	95	—	—	0.02%
Commercial - general	—	900	403	4,048	—	7	0.81%
Consumer:
1-4 family	—	131	—	—	30	—	0.03%
Auto loans	41	30	—	29	—	3	0.04%
Other consumer	—	—	—	14	—	—	0.02%
Construction	—	527	—	—	—	—	0.53%
	$41	$1,712	$403	$4,787	$30	$10	0.22%
December 31, 2024
Commercial real estate	$74	$65	$—	$—	$—	$—	0.01%
Commercial - specialized	13	—	—	—	—	—	—
Commercial - general	—	428	—	11	29	47	0.09%
Consumer:
1-4 family	322	—	—	187	—	—	0.09%
Auto loans	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—
Construction	—	—	818	1,670	—	—	2.40%
	$409	$493	$818	$1,868	$29	$47	0.12%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following presents the performance of such loans at the dates indicated that have been modified in the years ended December 31, 2025 and 2024 (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual
December 31, 2025
Commercial real estate	$725	$—	$—
Commercial - specialized	—	—	95
Commercial - general	577	—	3,998
Consumer:
1-4 Family residential	—	—	—
Auto loans	30	—	—
Other consumer	—	—	—
Construction	—	—	—
	$1,332	$—	$4,093

December 31, 2024
Commercial real estate	$74	$—	$—
Commercial - specialized	—	—	13
Commercial - general	59	82	—
Consumer:
1-4 Family residential	—	60	—
Auto loans	—	—	—
Other consumer	—	—	—
Construction	95	—	1,575
	$228	$142	$1,588

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
December 31, 2025
Commercial real estate	—	9
Commercial - specialized	—	11
Commercial - general	9.10%	7
Consumer:
1-4 Family residential	0.25%	3
Auto loans	1.20%	18
Other consumer	—	5
Construction	—	3

December 31, 2024
Commercial real estate	—	12
Commercial - specialized	—	—
Commercial - general	0.82%	14
Consumer:
1-4 Family residential	—	10
Auto loans	—	—
Other consumer	—	—
Construction	4.25%	5

On an ongoing basis, the performance of modified loans is monitored for subsequent payment default. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off. During the year ended December 31, 2025, the Company had $108 thousand in loans made to borrowers experiencing financial difficulty that were modified during the year that subsequently defaulted. During the year ended December 31, 2024, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the year that subsequently defaulted. During the year ended December 31, 2023, the Company had $297 thousand in loans made to borrowers experiencing financial difficulty that were modified during the year that subsequently defaulted.

Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

5.  FORECLOSED ASSETS

Foreclosed assets activity was as follows for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Beginning balance	$530	$912	$169
Additions	3,568	1,927	2,302
Sales, net	(2,249)	(2,201)	(1,417)
Current year valuation write-down	(100)	(108)	(142)
Ending balance	$1,749	$530	$912

Activity in the valuation allowance was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Beginning balance	$108	$142	$—
Current year valuation write-down	100	108	142
Reduction from sales	—	(142)	—
Ending balance	$208	$108	$142

Net expenses related to foreclosed assets include the following for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net loss on sales	$2	$25	$—
Current year valuation write-down	100	108	142
Operating expenses, net of rental income	61	136	42
Foreclosed assets expense, net	$163	$269	$184

6.  PREMISES AND EQUIPMENT

Detail of premises and equipment at year-end follows (dollars in thousands):

	December 31,
	2025	2024
Land	$9,304	$9,514
Buildings and improvements	66,476	66,707
Furniture and equipment	48,435	47,166
Construction in process	2,422	1,365
	126,637	124,752
Less accumulated depreciation	(75,074)	(71,801)
Premises and equipment, net	$51,563	$52,951

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was approximately $5.1 million, $5.3 million, and $5.1 million, respectively.

7.  LEASES

Lessee Arrangements

The Company leases space, primarily for branch facilities and small equipment under operating leases. The Company’s leases often include one or more options to renew at the Company’s discretion, and some of the Company’s leases include options to terminate within one year. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in estimating the value of the ROU asset and lease liability. The Company’s leases contain customary restrictions and covenants and do not contain any residual value guarantees. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below. As of December 31, 2025 and 2024, the Company had no finance leases.

The balance sheet components of the Company’s leases at year-end are as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right of use assets (included in Other assets)	$6,961	$7,968
Operating lease liabilities (included in Accrued expenses and other liabilities)	7,933	8,906

The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. Operating lease costs, including short-term lease costs were $2.4 million, $2.4 million and $2.9 million, respectively, for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,685	$1,906
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$237	$636

For operating leases, the Company’s weighted average remaining lease terms and weighted average discount rate was 8.79 years and 5.65%, respectively, as of December 31, 2025, and 9.22 years and 5.64%, respectively, as of December 31, 2024.

Future undiscounted lease payments at December 31, 2025, under operating lease agreements, are presented below (in thousands).

2026	$1,621
2027	1,498
2028	1,320
2029	1,151
2030	844
Thereafter	3,669
Total minimum lease payments	10,103
Less: Amount representing interest	(2,170)
Lease liabilities	$7,933

As of December 31, 2025, the Company had no significant additional operating leases that have not yet commenced.

Lessor Arrangements

The Company leases certain facilities and office space under operating lease agreements to outside parties. Operating lease income for the years ended December 31, 2025, 2024, and 2023 was $895 thousand, $883 thousand, and $839 thousand, respectively, and is included in occupancy and equipment, net in the Consolidated Statements of Comprehensive Income.

8.  GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at December 31, 2025 and 2024.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	December 31,
	2025	2024
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(5,546)	(4,959)
Other intangible assets, net	$1,133	$1,720

Amortization expense for other intangibles for the years ended December 31, 2025, 2024, and 2023 totaled $0.6 million, $0.7 million, and $1.0 million, respectively. The estimated amount of amortization expense for core deposit intangibles to be recognized over the next five years is as follows (dollars in thousands):

2026	$465
2027	344
2028	223
2029	101
2030	—

9.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio for the periods or dates presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$26,292	$26,569	$27,474
Additions	1,080	958	1,470
Valuation adjustment	(3,331)	(1,235)	(2,375)
Ending balance	$24,041	$26,292	$26,569

	December 31,
	2025	2024
Mortgage loans serviced for others	$1,810,579	$1,903,854
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.33%	1.38%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	December 31,
	2025	2024
Weighted average constant prepayment rate	8.81%	7.16%
Weighted average discount rate	9.70%	10.17%
Weighted average life in years	7.43	8.09

10.  DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 were $200.6 million and $208.8 million at December 31, 2025 and 2024, respectively.

The scheduled maturities of time deposits at December 31, 2025 follows (dollars in thousands):

2026	$411,974
2027	11,066
2028	4,339
2029	1,776
2030	2,208
Thereafter	72
$431,435

11.  BORROWING ARRANGEMENTS

Short-term Borrowings
There were no balances as of December 31, 2025 and 2024 related to federal funds purchased or FHLB short-term advances. Federal funds purchased are short-term borrowings that generally have one-day maturities.

Lines of Credit
The bank subsidiary has a line of credit with FHLB. The amount of the line is determined by FHLB on a quarterly basis. The line is primarily used to purchase Federal funds or to secure letters of credit to pledge as collateral against certain public deposits. The line is collateralized by a blanket floating lien on all first mortgage loans and commercial real estate loans as well as all FHLB stock, which has a carrying amount of $2.2 million and $3.1 million at December 31, 2025 and 2024. The available capacity of the line was $1.3 billion and $1.1 billion with no outstanding borrowings at December 31, 2025 and 2024, respectively.

The bank subsidiary also has a line of credit with the Federal Reserve Bank of Dallas (“FRB”). The amount of the line is determined on a monthly basis by FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial, and consumer loans. The amount of the line was $659.7 million and $654.0 million at December 31, 2025 and 2024, respectively. This line was not used at December 31, 2025 or 2024.

The bank subsidiary also has uncollateralized lines of credit with multiple banks. The total amount of the lines was $140.0 million as of December 31, 2025 and 2024. These lines were not used at December 31, 2025 or 2024.

Notes Payable and Other Borrowings
The bank had no FHLB advances outstanding at December 31, 2025 or 2024.

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

The following table is a detail of the debentures and TPS at December 31, 2025 (dollars in thousands):

	Issue Date	Amount of TPS	Amount of Debentures	Stated Maturity Date of TPS and Debentures(1)	Interest Rate of TPS and Debentures(2)(3)
SPFCT III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291bps; 6.77%
SPFCT IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165bps; 5.37%
SPFCT V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176bps; 5.48%
Total		$45,000	$46,393

(1)	May be redeemed five years from the issue date, the Company has no current plans to redeem; (2) Interest payable quarterly with principal due at maturity; (3) Rate as of last reset date.

Subordinated Debt
In December 2018, the Company issued $26.5 million in subordinated notes. Notes totaling $12.4 million (the “2028 Notes”) had a maturity date of December 2028 and a weighted average fixed rate of 5.74% for the first five years. The remaining $14.1 million of notes have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate period, all notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

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

On September 29, 2020, the Company issued $50.0 million in subordinated notes. Proceeds were reduced by approximately $926 thousand in debt issuance costs. The notes had a maturity date of September 2030 with a fixed rate of 4.50% for the first five years. On August 25, 2025, the Company notified holders (the “Redemption Notice”) of these notes that it had elected to redeem all of these outstanding notes effective on September 30, 2025 (the “Redemption Date”). Each of these notes were redeemed pursuant to the terms of the Indenture, dated as of September 29, 2020, between the Company and UMB Bank, National Association, as trustee for these notes (the “Trustee”), at the redemption price totaling $50.0 million in aggregate principal amount, plus accrued and unpaid interest (the “Redemption Price”). As provided in the Redemption Notice, on the Redemption Date, the Trustee paid the relevant Redemption Price to the holders of these notes appearing on the books and records of the Trustee on the Redemption Date. The notes ceased to represent the right to payment of principal and interest upon the payment to the holders of the notes by the Trustee representing the Redemption Price. The Company received all necessary regulatory approvals for the redemption of these notes.

As of December 31, 2025, the total amount of subordinated notes outstanding was $14.1 million. As of December 31, 2024, the total amount of subordinated notes outstanding was $64.1 million less approximately $139 thousand of remaining debt issuance costs for a total balance of $64.0 million.

12.  EMPLOYEE BENEFITS

The Company sponsors the City Bank 401(k) Plan (the “401(k) Plan”). Under the provisions of the 401(k) Plan, participants may elect to contribute pre-tax salary deferrals and direct investment of those salary deferrals among investments offered in the 401(k) Plan. The Company may elect to contribute a safe harbor match equal to 100% of the first 5% of the participants’ compensation contributed. The expense for Company contributions to the 401(k) Plan was $1.9 million in 2025, $1.8 million in 2024, and $1.8 million in 2023.

Employee Health Benefits – The Company has a self-insured welfare benefit plan which provides health and dental benefits. For officers of the Company, there is no waiting period to be eligible, while there is a 60-day waiting period for all other employees. In addition, to be eligible, an employee must be scheduled to work on a full-time basis (at least 30 hours per week). The Company periodically evaluates the costs of the plan and determines the amount to be contributed by the Company and the amount, if any, to be contributed by the employee. Welfare benefit expense was approximately $4.8 million, $4.5 million, and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, benefit obligations have been accrued and include reported claims payable and claims incurred but not reported, for approximately $957 thousand and $746 thousand as of December 31, 2025 and 2024, respectively. The Company has limited its risk exposure for these benefits through a stop-loss policy with an independent third party insurer which reimburses benefits paid that exceed $200 thousand per participant per year.

Non-Qualified Plans – Certain Company executives, as determined by the Company’s Board from time-to-time, have post-retirement salary continuation agreements under an Executive Salary Continuation Plan. Retirement ages and retirement salary amounts are specified in each agreement. The Company accrues actuarial estimates of the costs of these benefits over the respective service periods; approximately $13.9 million and $13.7 million was accrued at December 31, 2025 and 2024, respectively. This plan is nonqualified, noncontributory, and unfunded. The charge to income for this plan during 2025, 2024, and 2023 was approximately $1.0 million, $1.1 million and, $1.1 million, respectively.

13.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,413,184 at December 31, 2025. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the year indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Year Ended December 31, 2025
Outstanding at beginning of year:	1,175,787	$17.83
Granted	30,024	34.01
Exercised	(129,138)	12.54
Forfeited	—	—
Expired	—	—

Balance at end of year	1,076,673	$18.92	4.04	$21,406

Exercisable at end of period	1,010,403	$18.13	3.77	$20,888

Vested at end of period	1,010,403	$18.13	3.77	$20,888

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	41.21%	40.45%	39.13% to 39.68%
Expected dividend yield	1.80%	1.80%	1.74% to 1.90%
Expected term (years)	6.1	6.1	6.1 to 6.3
Risk-free interest rate	4.43%	3.94%	3.91% to 3.98%
Weighted average grant date fair value	$13.35	$11.10	$10.26

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3.3 million, $3.3 million, and $1.8 million, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the year indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Year Ended December 31, 2025
Outstanding at beginning of year:	187,895	$26.51
Granted	73,488	34.30
Exercised	(18,271)	29.86
Forfeited	(2,077)	28.99

Balance at end of year	241,035	$28.60

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was $546 thousand, $643 thousand, and $931 thousand, respectively.

For the years ended December 31, 2025, 2024, and 2023 the Company recorded stock-based compensation expense related to the Plan of $2.6 million, $2.3 million and $2.2 million, respectively. The total unrecognized compensation cost for the awards outstanding under the Plan at December 31, 2025 was $3.6 million and will be recognized over a weighted average remaining period of 1.63 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Stock-based compensation expense related to the ESPP was $124 thousand and $53 thousand for the years ended December 31, 2025 and 2024. At December 31, 2025 there was $10 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of one month. As of December 31, 2025, 15,925 shares were issued under the ESPP.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated during is presented below:

	Year Ended December 31,
	2025	2024
Expected volatility	29.24%	31.31%
Expected dividend yield	1.78%	1.89%
Expected term (years)	0.5	0.5
Risk-free interest rate	4.12%	5.02%

14.  INCOME TAXES

The components of income tax expense (benefit) were as follows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense
Federal	$16,105	$14,184	$16,192
State	520	440	381
Deferred expense
Federal	(1,023)	(1,049)	99
Total	$15,602	$13,575	$16,672

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Federal statutory rate times financial statement income	$15,555	21.0%	$13,291	21.0%	$16,678	21.0%
Effect of:
Tax-exempt income	(718)	(1.0)%	(701)	(1.1)%	(836)	(1.1)%
State taxes, net of federal benefit	411	0.6%	348	0.6%	301	0.4%
Earnings from bank owned life insurance	(343)	(0.5)%	(326)	(0.5)%	(279)	(0.4)%
Non-deductible expenses	499	0.7%	648	1.0%	675	0.8%
Other, net	198	0.3%	315	0.5%	133	0.2%
Total	$15,602	21.1%	$13,575	21.5%	$16,672	20.9%

Income taxes paid, net of refunds received, were as follows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$16,721	$12,104	$19,102
State	472	431	286

Year-end deferred tax assets and liabilities were due to the following at year-end (dollars in thousands):

	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$9,478	$9,080
Deferred compensation	6,038	5,884
Leases	204	197
Other real estate owned	44	23
Nonaccrual loans	111	320
Unrealized gain on available-for-sale securities	14,708	19,273
Other	568	446
Total deferred tax assets	31,151	35,223

Deferred tax liabilities
Depreciation	(2,629)	(2,457)
Intangibles	(260)	(401)
Prepaid expenses	(625)	(704)
Mortgage servicing rights	(5,049)	(5,521)
Other	(2,155)	(3,300)
Total deferred tax liabilities	(10,718)	(12,383)
Net deferred tax asset	$20,433	$22,840

There was no valuation allowance for deferred tax assets recorded at December 31, 2025 and 2024 as management believed it was more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.

We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022.
15.  RELATED-PARTY TRANSACTIONS

Direct and indirect loans to executive officers, directors, significant stockholders and their related affiliates as of December 31, 2025 and 2024 aggregated approximately $48.9 million and $44.3 million, respectively. There were no charge-offs related to these loans in 2025 or 2024 and any advance and repayment activity was routine. Deposits from these related parties in the consolidated financial statements were not significant.

16.  OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk outstanding at year-end follow (dollars in thousands):

	December 31,
	2025	2024
Commitments to grant loans and unfunded commitments under lines of credit	$554,286	$537,688
Standby letters-of-credit	30,681	18,696

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

FHLB Letters of Credit – The Company may use FHLB letters of credit to pledge to certain public deposits. There were no FHLB letters of credit outstanding at December 31, 2025. At December 31, 2024, there was 75.0 million of FHLB letters of credit outstanding.

17.  CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025 and 2024, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2025 and 2024, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since December 31, 2025 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025:
Total Capital to Risk Weighted Assets:
Consolidated	$622,485	17.26%	$378,645	10.50%	N/A	N/A
City Bank	537,444	14.91%	378,576	10.50%	$360,549	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	566,107	15.70%	306,522	8.50%	N/A	N/A
City Bank	492,355	13.66%	306,466	8.50%	288,439	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	521,107	14.45%	252,430	7.00%	N/A	N/A
City Bank	492,355	13.66%	252,384	7.00%	234,357	6.50%

Tier I Capital to Average Assets:
Consolidated	566,107	12.53%	181,591	4.00%	N/A	N/A
City Bank	492,355	10.90%	181,512	4.00%	225,868	5.00%

December 31, 2024:
Total Capital to Risk Weighted Assets:
Consolidated	$631,713	17.86%	$371,426	10.50%	N/A	N/A
City Bank	520,788	14.73%	371,351	10.50%	$353,667	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	523,535	14.80%	300,678	8.50%	N/A	N/A
City Bank	476,574	13.48%	300,617	8.50%	282,934	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	478,535	13.53%	247,617	7.00%	N/A	N/A
City Bank	476,574	13.48%	247,567	7.00%	229,884	6.50%

Tier I Capital to Average Assets:
Consolidated	523,535	12.04%	174,777	4.00%	N/A	N/A
City Bank	476,574	10.96%	174,710	4.00%	217,336	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2025.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Company’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.

18.  DERIVATIVES

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income for the periods indicated (dollars in thousands):

		Year Ended December 31,
Interest Rate Contracts	Location	2025	2024	2023
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(5,765)	$(1,133)	$(3,497)
Change in fair value of hedged investment securities	Other noninterest expense	5,406	1,619	3,685

Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - Loans	(181)	57	(334)
Change in fair value of hedged fixed rate loans	Interest income - Loans	181	24	335

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	$2,030	$24	$11,803	$205
Interest rate swaps related to state and municipal securities	117,860	9,730	123,760	15,495

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		For the Year Ended December 31,
	Location	2025	2024	2023
Gain (loss) on mortgage banking derivatives	Net gain (loss) on sales of loans	$(135)	$264	$(405)

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$16,000	$76
Interest rate lock commitments	16,127	216	12,937	222

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$15,746	$65	$1,277	$12
Interest rate lock commitments	—	—	—	—

The Company had received cash collateral of $10.5 million and $17.0 million to offset asset derivative positions on its interest rate swaps at December 31, 2025 and 2024, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million and $1.1 million to offset liability derivative positions on its interest rate swaps at December 31, 2025 and 2024, respectively. Additionally, the Company had advanced $270 thousand and $270 thousand on its mortgage forward contracts at December 31, 2025 and 2024, respectively. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of South Plains Financial, Inc. follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$80,159	$104,856
Investment in banking subsidiary	465,084	436,989
Investment in other subsidiary	51	51
Other assets	11,036	9,060
Total assets	$556,330	$550,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$60,493	$110,354
Accrued expenses and other liabilities	2,000	1,653
Stockholders’ equity	493,837	438,949
Total liabilities and stockholders’ equity	$556,330	$550,956

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
Dividends	$49,550	$31,400	$35,000
Other income	88	102	100
Interest expense	(5,644)	(6,721)	(7,294)
Other expense	(2,383)	(2,168)	(1,897)
Income before income tax and undistributed subsidiary income	41,611	22,613	25,909
Income tax benefit	(1,667)	(1,845)	(1,904)
Equity in undistributed subsidiary income	15,193	25,259	34,932
Net income	$58,471	$49,717	$62,745

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$58,471	$49,717	$62,745
Adjustments:
Equity in undistributed subsidiary income	(15,193)	(25,259)	(34,932)
Amortization of debt issuance costs	139	186	186
Stock based compensation	2,624	2,318	2,157
Change in other assets	(1,976)	3,532	(3,378)
Change in other liabilities	347	(1,552)	1,004
Net cash from operating activities	44,412	28,942	27,782

Cash flows from financing activities:
Repayments of long-term borrowings	(50,000)	—	(12,372)
Proceeds from common stock issuance	451	—	—
Payments to tax authorities for stock-based compensation	(933)	(759)	(731)
Payments to repurchase common stock	(8,526)	(1,340)	(17,763)
Cash dividends paid on common stock	(10,101)	(9,154)	(8,745)
Net cash from financing activities	(69,109)	(11,253)	(39,611)

Net change in cash and cash equivalents	(24,697)	17,689	(11,829)
Beginning cash and cash equivalents	104,856	87,167	98,996
Ending cash and cash equivalents	$80,159	$104,856	$87,167

20.  EARNINGS PER SHARE

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	December 31,
	2025	2024	2023
Net income	$58,471	$49,717	$62,745

Weighted average common shares outstanding - basic	16,283,804	16,410,336	16,843,753
Effect of dilutive securities:
Stock based compensation awards	699,263	621,002	489,459
Weighted average common shares outstanding - diluted	16,983,067	17,031,338	17,333,212

Basic earnings per share	$3.59	$3.03	$3.73
Diluted earnings per share	$3.44	$2.92	$3.62

21.  SEGMENT INFORMATION

Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company's reportable banking segment is determined by its President, who is the designated CODM. City Bank is the only significant subsidiary upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products, services, and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, banking. Loans, investments, and deposits provide the significant revenues and interest expense, provision for credit losses and salaries and employee benefits comprise the significant expenses within the banking segment. All significant revenues and expenses mentioned above are shown individually on the Consolidated Statements of Comprehensive Income.

22.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated (dollars in thousands):

	Gains and (Losses) on Fair Value Hedges	Unrealized Gains and (Losses) on Securities Available for Sale	Total
For the Year Ended December 31, 2025
Beginning balance	$11,881	$(72,502)	$(60,621)
Other comprehensive income (loss) before reclassification	(4,271)	17,173	12,902
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive income (loss)	(4,271)	17,173	12,902
Ending balance	$7,610	$(55,329)	$(47,719)

For the Year Ended December 31, 2024
Beginning balance	$13,160	$(64,834)	$(51,674)
Other comprehensive loss before reclassification	(1,279)	(7,668)	(8,947)
Amounts reclassified from other comprehensive	—	—	—
Net current period other comprehensive loss	(1,279)	(7,668)	(8,947)
Ending balance	$11,881	$(72,502)	$(60,621)

For the Year Ended December 31, 2023
Beginning balance	$16,072	$(81,180)	$(65,108)
Other comprehensive income (loss) before reclassification	(2,912)	13,653	10,741
Amounts reclassified from other comprehensive	—	2,693	2,693
Net current period other comprehensive income (loss)	(2,912)	16,346	13,434
Ending balance	$13,160	$(64,834)	$(51,674)

Amounts reclassified are shown on the Consolidated Statements of Comprehensive Income.

23.  FAIR VALUE DISCLOSURES

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$176,305	$—	$176,305
Residential mortgage-backed securities	—	260,760	—	260,760
Commercial mortgage-backed securities	—	44,786	—	44,786
Commercial collateralized mortgage obligations	—	67,597	—	67,597
Asset-backed and other amortizing securities	—	13,132	—	13,132
Other securities	—	4,960	—	4,960
Loans held for sale (mandatory)	—	7,796	—	7,796
Mortgage servicing rights	—	—	24,041	24,041
Asset derivatives	—	9,970	—	9,970
Liability derivatives	—	(65)	—	(65)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	5,515	5,515

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$173,297	$—	$173,297
Residential mortgage-backed securities	—	264,096	—	264,096
Commercial mortgage-backed securities	—	40,360	—	40,360
Commercial collateralized mortgage obligations	—	73,483	—	73,483
Asset-backed and other amortizing securities	—	14,581	—	14,581
Other securities	—	11,423	—	11,423
Loans held for sale (mandatory)	—	13,791	—	13,791
Mortgage servicing rights	—	—	26,292	26,292
Asset derivatives	—	15,998	—	15,998
Liability derivatives	—	(12)	—	(12)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	20,566	20,566

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 9 for the Level 3 change activity for the years ended December 31, 2025, 2024 and 2023.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2025, and 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At December 31, 2025 and 2024 the aggregate fair value of loans held for sale for mandatory delivery was $7.8 million and $13.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $7.6 million and $13.5 million, respectively, representing differences between fair value and unpaid principal balance of $152 thousand and $271 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at December 31, 2025 and 2024.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2025, 2024, and 2023 this amount totaled $(254) thousand, $345 thousand, and $(424) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31 (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
December 31, 2025
Non-recurring
Loans held for investment	$5,515	Third party appraisals or inspections	Collateral discounts and selling costs	20%-60%
Recurring:
Mortgage servicing rights	24,041	Discounted cash flows	Constant prepayment rate	8.81%
			Discount rate	9.70%

December 31, 2024
Non-recurring
Loans held for investment	$20,566	Third party appraisals or inspections	Collateral discounts and selling costs	20%
Recurring:
Mortgage servicing rights	26,292	Discounted cash flows	Constant prepayment rate	7.16%
			Discount rate	10.17%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows as of December 31 (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash and cash equivalents	$552,439	$552,439	$—	$—	$552,439
Loans held for investment, net	3,099,371	—	—	3,082,072	3,082,072
Loans held for sale (best efforts)	2,197	—	2,237	—	2,237
Accrued interest receivable	20,931	—	20,931	—	20,931

Financial liabilities:
Deposits	3,874,077	—	3,873,806	—	3,873,806
Accrued interest payable	5,014	—	5,014	—	5,014
Junior subordinated deferrable interest debentures	46,393	—	35,213	—	35,213
Subordinated debt	14,100	—	13,907	—	13,907

	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash and cash equivalents	$359,082	$359,082	$—	$—	$359,082
Loans held for investment, net	3,011,817	—	—	2,937,678	2,937,678
Loans held for sale (best efforts)	6,751	—	6,875	—	6,875
Accrued interest receivable	21,687	—	21,687	—	21,687

Financial liabilities:
Deposits	3,620,876	—	3,621,106	—	3,621,106
Accrued interest payable	6,108	—	6,108	—	6,108
Junior subordinated deferrable interest debentures	46,393	—	34,285	—	34,285
Subordinated debt	63,961	—	60,969	—	60,969

24.  SUBSEQUENT EVENTS

Dividend Declaration

On January 22, 2026, the Company declared a cash dividend of $0.17 per share of common stock to be paid on February 17, 2026 to all shareholders of record as of the close of business on February 2, 2026.

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

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, utilizing the framework established in Internal Control – Integrated Framework 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

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

Forvis Mazars, LLP, Houston, Texas, (U.S. PCAOB Auditor Firm I.D.: 686), an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an unqualified opinion thereon as stated in their report, which appears in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

During the three months ended December 31, 2025, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the “Proxy Statement”).

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

2.2
Securities Purchase Agreement, dated April 1, 2023, by and among South Plains Financial, Inc., City Bank and Alliant Insurance Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2023) (File No. 001-38895) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

2.3
Agreement and Plan of Reorganization, by and between South Plains Financial, Inc. and BOH Holdings, Inc., dated as of December 1, 2025, (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2025 (File No. 001-38895)) (schedules to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

3.1
Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of South Plains Financial, Inc. (Registration No. 333-230851) filed April 29, 2019).

3.2
Third Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 26, 2025) (File No. 001-38895).

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

4.4
Description of Securities of South Plains Financial, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2025 (File No. 001-38895)).

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

10.5†
Amendment No. 2 to Employment Agreement, by and among City Bank, Curtis C. Griffith and South Plains Financial, Inc., dated as of November 5, 2024 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024 (File No. 001-38895)).

10.6†
Amendment No. 2 to Employment Agreement, by and among City Bank, Cory T. Newsom and South Plains Financial, Inc., dated as of November 5, 2024 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024 (File No. 001-38895)).

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

10.11
Nonqualified Deferred Compensation Plan Basic Plan Document (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895)).

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

10.18
Deferred Compensation Plan Adoption Agreement of Steven Crockett, effective January 1, 2008, as amended effective January 1, 2015 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895)).

10.19
Second Amendment to Steven Crockett Deferred Compensation Plan Adoption Agreement, effective March 15, 2024 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024 (File No. 001-38895)).

10.20
Form of Voting Agreement, dated as of December 1, 2025, by and among South Plains Financial, Inc., BOH Holdings, Inc. and the shareholders of BOH Holdings, Inc. party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2025 (File No. 001-38895)).

10.21
Form of Director Support Agreement, dated as of December 1, 2025, by and among South Plains Financial, Inc. and each non-employee director of BOH Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 1, 2025 (File No. 001-38895)).

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

97.0
South Plains Financial, Inc. Incentive Award Recoupment Policy (incorporated herein by reference to Exhibit 97.0 to the Annual Report on Form 10-K filed with the SEC on March 7, 2025 (File No. 001-38895)).

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

South Plains Financial, Inc.

Date: March 5, 2026	By:	/s/ Curtis C. Griffith
Curtis C. Griffith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis C. Griffith
Curtis C. Griffith	Director (Chairman); Chief Executive Officer (principal executive officer)	March 5, 2026

/s/ Cory T. Newsom
Cory T. Newsom	Director and President	March 5, 2026

/s/ Steven B. Crockett
Steven B. Crockett	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 5, 2026

/s/ Richard D. Campbell
Richard D. Campbell	Director	March 5, 2026

/s/ Noe G. Valles
Noe G. Valles	Director	March 5, 2026

/s/ Kyle R. Wargo
Kyle R. Wargo	Director	March 5, 2026

/s/ LaDana R. Washburn
LaDana R. Washburn	Director	March 5, 2026