Form 10-Q
period 2026-03-31
SOUTH PLAINS FINANCIAL, INC.
filed 2026-05-05
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2026, the registrant had 19,145,754 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$45,881	$58,318
Interest-bearing deposits in banks	676,119	494,121
Cash and cash equivalents	722,000	552,439
Securities available for sale	602,852	567,540
Loans held for sale ($15,471 and $7,796 at fair value at March 31, 2026 and December 31, 2025, respectively)	17,203	9,993
Loans held for investment	3,103,529	3,144,502
Allowance for credit losses on loans	(44,822)	(45,131)
Loans held for investment, net	3,058,707	3,099,371
Accrued interest receivable	17,009	20,931
Premises and equipment, net	51,585	51,563
Bank-owned life insurance	78,119	77,694
Goodwill	19,315	19,315
Intangible assets, net	1,012	1,133
Mortgage servicing rights	24,611	24,041
Deferred tax asset, net	20,244	20,433
Other assets	33,717	36,047
Total assets	$4,646,374	$4,480,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,034,117	$1,023,517
Interest-bearing	2,993,469	2,850,560
Total deposits	4,027,586	3,874,077
Accrued expenses and other liabilities	53,356	52,093
Subordinated debt	14,100	14,100
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	4,141,435	3,986,663

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 16,342,219 and 16,293,577 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	16,342	16,294
Additional paid-in capital	91,244	91,065
Retained earnings	445,971	434,197
Accumulated other comprehensive loss	(48,618)	(47,719)
Total stockholders’ equity	504,939	493,837
Total liabilities and stockholders’ equity	$4,646,374	$4,480,500

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including fees	$52,677	$50,570
Securities:
Taxable	4,285	4,692
Non-taxable	853	801
Federal funds sold and interest-bearing deposits in banks	4,817	3,859
Total interest income	62,632	59,922
Interest expense:
Deposits	18,878	19,827
Subordinated debt	243	835
Junior subordinated deferrable interest debentures	659	733
Total interest expense	19,780	21,395
Net interest income	42,852	38,527
Provision for credit losses	260	420
Net interest income, after provision for credit losses	42,592	38,107
Noninterest income:
Service charges on deposit accounts	2,255	2,141
Net gain on sales of loans	2,332	2,591
Bank card services and interchange fees	3,216	3,379
Other mortgage banking income (loss)	1,586	(478)
Investment commissions	555	434
Fiduciary fees	789	738
Other	562	1,820
Total noninterest income	11,295	10,625
Noninterest expense:
Salaries and employee benefits	20,154	19,441
Occupancy and equipment, net	3,953	4,027
Professional services	2,955	1,730
Marketing and development	1,001	905
IT and data services	1,381	1,164
Bank card expenses	1,608	1,454
Other	4,474	4,309
Total noninterest expense	35,526	33,030
Income before income taxes	18,361	15,702
Income tax expense	3,816	3,408
Net income	$14,545	$12,294

Earnings per share:
Basic	$0.89	$0.75
Diluted	$0.85	$0.72

Net income	$14,545	$12,294
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(1,112)	5,640
Less: Change in fair value on hedged state and municipal securities	(26)	(2,252)
Tax effect	239	(711)
Other comprehensive income (loss)	(899)	2,677
Comprehensive income	$13,646	$14,971

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Three Months Ended March 31, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	—	—	—	12,294	—	12,294
Cash dividends declared - $0.15 per share	—	—	—	(2,469)	—	(2,469)
Other comprehensive income	—	—	—	—	2,677	2,677
Net issuance of stock related to stock-based awards	21,107	21	(283)	—	—	(262)
Stock issued under employee stock purchase plan	8,714	9	226	—	—	235
Repurchases of common stock	(250,000)	(250)	(8,000)	—	—	(8,250)
Stock-based compensation	—	—	569	—	—	569
Balance at end of period	16,235,647	$16,236	$89,799	$395,652	$(57,944)	$443,743

Three Months Ended March 31, 2026
Balance at beginning of period	16,293,577	$16,294	$91,065	$434,197	$(47,719)	$493,837
Net income	—	—	—	14,545	—	14,545
Cash dividends declared - $0.17 per share	—	—	—	(2,771)	—	(2,771)
Other comprehensive loss	—	—	—	—	(899)	(899)
Net issuance of stock related to stock-based awards	40,190	40	(739)	—	—	(699)
Stock issued under employee stock purchase plan	8,452	8	250	—	—	258
Stock-based compensation	—	—	668	—	—	668
Balance at end of period	16,342,219	$16,342	$91,244	$445,971	$(48,618)	$504,939

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$14,545	$12,294
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	260	420
Provision for foreclosed asset losses	100	—
Depreciation and amortization	1,502	1,478
Accretion and amortization	559	738
Other gains, net	(99)	(149)
Net gain on sales of loans	(2,332)	(2,591)
Proceeds from sales of loans held for sale	57,711	73,385
Loans originated for sale	(62,909)	(64,382)
Deferred income tax expense	428	185
Earnings on bank-owned life insurance	(425)	(405)
Stock-based compensation	668	569
Change in valuation of mortgage servicing rights	(250)	1,585
Net change in:
Accrued interest receivable and other assets	5,409	6,651
Accrued expenses and other liabilities	1,003	(3,683)
Net cash from operating activities	16,170	26,095

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(351,389)	—
Maturities, prepayments, and calls	314,406	10,661
Loan originations and principal collections, net	40,439	(21,821)
Purchases of premises and equipment	(1,354)	(1,135)
Proceeds from sales of premises and equipment	38	2,093
Proceeds from sales of foreclosed assets	954	428
Net cash from investing activities	3,094	(9,774)

Cash flows from financing activities:
Net change in deposits	153,509	171,643
Proceeds from common stock issuance	258	235
Payments to tax authorities for stock-based compensation	(699)	(262)
Cash dividends paid on common stock	(2,771)	(2,469)
Payments to repurchase common stock	—	(8,250)
Net cash from financing activities	150,297	160,897

Net change in cash and cash equivalents	169,561	177,218
Beginning cash and cash equivalents	552,439	359,082
Ending cash and cash equivalents	$722,000	$536,300

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$20,216	$22,485
Income taxes paid	—	—
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$225	$498
Additions to mortgage servicing rights	320	199

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of March 31, 2026:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026 (the “2025 Annual Report on Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in this ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the Company’s financial statements.

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

ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the “gross-up” approach). This ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD”). Purchased seasoned loans are defined under this ASU as non-PCD loans that are obtained in a business combination, or non-PCD loans that (1) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. This ASU also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. Accordingly, they can aggregate purchased and originated loans when adjusting estimates of credit losses for assets that share similar risk characteristics. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods, and the adoption of this ASU must be applied prospectively. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. An entity that adopts the amendments in an interim reporting period may apply them “as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.” The Company expects to early adopt ASU 2025-08 in the second quarter of 2026 and apply it as part of the purchase accounting for BOH Holdings, Inc. The Company is currently evaluating the impact on its disclosures.

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” This ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in this ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” This update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, early adoption is permitted. The amendments in this ASU are not expected to have a material impact on the Company’s financial statements.

Subsequent Events – The Company has evaluated subsequent events and transactions from March 31, 2026 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2. MERGERS AND ACQUISITIONS

On December 1, 2025, SPFI and BOH Holdings, Inc., a Texas corporation (“BOH”), entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), which provided for the acquisition by SPFI of BOH through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). At March 31, 2026, BOH had $685.0 million in assets, $631.9 million in total gross loans, and $595.6 million in deposits. Pursuant to the terms and subject to the conditions of the Reorganization Agreement, each share of BOH common stock held prior to the effective time of the Merger would be converted into the right to receive, without interest, 0.1925 shares of SPFI common stock, subject to adjustment pursuant to the terms of the Reorganization Agreement (the “Exchange Ratio”), plus cash in lieu of any fractional shares.

The Reorganization Agreement provided that immediately following the consummation of the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, would be merged with and into City Bank, a Texas state banking association and wholly-owned subsidiary of SPFI, with City Bank surviving the merger. See Note 15 for additional details.

3. SECURITIES

Securities available for sale are summarized as follows as of the dates presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Available for sale:
U.S government and agencies	$49,990	$—	$—	$—	$49,990
State and municipal	198,274	269	(25,346)	—	173,197
Residential mortgage-backed securities	295,057	91	(41,083)	—	254,065
Commercial mortgage-backed securities	49,924	—	(4,091)	—	45,833
Commercial collateralized mortgage obligations	67,206	39	(178)	—	67,067
Asset-backed and other amortizing securities	13,550	—	(850)	—	12,700
Other securities	—	—	—	—	—
	$674,001	$399	$(71,548)	$—	$602,852

December 31, 2025
Available for sale:
State and municipal	$199,417	$388	$(23,500)	$—	$176,305
Residential mortgage-backed securities	302,711	130	(42,081)	—	260,760
Commercial mortgage-backed securities	48,769	—	(3,983)	—	44,786
Commercial collateralized mortgage obligations	67,708	77	(188)	—	67,597
Asset-backed and other amortizing securities	13,972	—	(840)	—	13,132
Other securities	5,000	—	(40)	—	4,960
	$637,577	$595	$(70,632)	$—	$567,540

The amortized cost and estimated fair value of securities at March 31, 2026 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$49,990	$49,990
After 1 year through 5 years	5,072	5,015
After 5 years through 10 years	13,909	13,067
After 10 years	179,293	155,115
Declining-balance securities	425,737	379,665
	$674,001	$602,852

At both March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $469.7 million and $413.7 million at March 31, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the dates indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
State and municipal	$277	$2	$162,047	$25,344	$162,324	$25,346
Residential mortgage-backed securities	3,055	77	243,723	41,006	246,778	41,083
Commercial mortgage-backed securities	4,954	56	40,879	4,035	45,833	4,091
Commercial collateralized mortgage obligations	62,956	178	—	—	62,956	178
Asset-backed and other amortizing securities	—	—	12,700	850	12,700	850
Other securities	—	—	—	—	—	—
	$71,242	$313	$459,349	$71,235	$530,591	$71,548

December 31, 2025
State and municipal	$205	$—	$165,618	$23,500	$165,823	$23,500
Residential mortgage-backed securities	3,132	48	249,710	42,033	252,842	42,081
Commercial mortgage-backed securities	3,503	7	41,284	3,976	44,787	3,983
Commercial collateralized mortgage obligations	63,210	188	—	—	63,210	188
Asset-backed and other amortizing securities	—	—	13,132	840	13,132	840
Other securities	—	—	4,961	40	4,961	40
	$70,050	$243	$474,705	$70,389	$544,755	$70,632

There were 128 securities with an unrealized loss at March 31, 2026, generally due to a continuation of the elevated market interest rate environment. Management evaluates securities available for sale (“AFS”) in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.

4. LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	March 31, 2026	December 31, 2025
Commercial real estate	$1,052,951	$1,064,625
Commercial - specialized	384,861	409,351
Commercial - general	654,634	659,323
Consumer:
1-4 family residential	589,026	589,851
Auto loans	256,056	259,157
Other consumer	62,557	62,092
Construction	103,444	100,103
	3,103,529	3,144,502
Allowance for credit losses on loans	(44,822)	(45,131)
Loans, net	$3,058,707	$3,099,371

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.16 billion at March 31, 2026, and $1.16 billion at December 31, 2025.

The following table details the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended March 31, 2026
Commercial real estate	$15,214	$(197)	$—	$—	$15,017
Commercial - specialized	5,231	91	—	29	5,351
Commercial - general	7,448	96	(176)	16	7,384
Consumer:
1-4 family residential	11,103	(594)	—	294	10,803
Auto loans	3,033	515	(281)	31	3,298
Other consumer	1,150	129	(339)	117	1,057
Construction	1,952	(40)	—	—	1,912
	$45,131	$—	$(796)	$487	$44,822

For the three months ended March 31, 2025
Commercial real estate	$15,973	$(186)	$—	$—	$15,787
Commercial - specialized	4,640	(151)	—	34	4,523
Commercial - general	6,874	(417)	(74)	20	6,403
Consumer:
1-4 family residential	9,677	395	—	7	10,079
Auto loans	3,015	337	(303)	47	3,096
Other consumer	1,115	247	(313)	58	1,107
Construction	1,943	25	—	5	1,973
	$43,237	$250	$(690)	$171	$42,968

During the three months ended March 31, 2026, and 2025 the Company recorded a provision for credit loss of $260 thousand and $420 thousand, respectively, which was comprised of a provision for credit losses on loans of $— and $250 thousand, respectively, and a provision for off-balance sheet credit exposures of $260 thousand, and $170 thousand, respectively.

The following table shows the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
March 31, 2026
Commercial real estate	$462	$409	$—	$871	$58
Commercial - specialized	289	255	—	544	23
Commercial - general	—	403	—	403	—
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	607	—	607	—
	$751	$1,674	$—	$2,425	$81

December 31, 2025
Commercial real estate	$462	$941	$—	$1,403	$112
Commercial - specialized	289	255	—	544	—
Commercial - general	1,086	2,869	—	3,955	275
Consumer:
1-4 family residential	—	—	—	—	—
Auto loans	—	—	—	—	—
Other consumer	—	—	—	—	—
Construction	—	—	—	—	—
	$1,837	$4,065	$—	$5,902	$387

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
March 31, 2026
Commercial real estate	$834	$178	$995	$54
Commercial - specialized	1,102	—	696	—
Commercial - general	1,705	41	533	403
Consumer:
1-4 Family residential	2,260	1,061	835	—
Auto loans	379	17	—	—
Other consumer	692	116	14	—
Construction	105	—	607	607
	$7,077	$1,413	$3,680	$1,064

December 31, 2025
Commercial real estate	$2,241	$206	$1,402	$54
Commercial - specialized	264	50	699	544
Commercial - general	1,173	31	4,108	—
Consumer:
1-4 Family residential	1,221	1,750	845	—
Auto loans	395	40	—	—
Other consumer	765	80	16	—
Construction	455	578	—	—
	$6,514	$2,735	$7,070	$598

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand. Interest income recognized using a cash-basis method on non-accrual loans for each of the three months ended March 31, 2026 and 2025 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million, and past due accruing loans over $250 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following tables reflect the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2026 and December 31, 2025.

				Term Loans
			Amortized Cost Basis by Origination Year
(Dollars in thousands)	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total

Commercial real estate
Pass	$50,472	$204,540	$130,334	$158,649	$238,482	$223,454	$11,831	$1,017,762
Special mention	—	—	—	9,792	3,928	528	483	14,731
Substandard	—	890	349	4,254	1,900	13,065	—	20,458
Total commercial real estate loans	$50,472	$205,430	$130,683	$172,695	$244,310	$237,047	$12,314	$1,052,951
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - specialized
Pass	$26,221	$78,513	$38,613	$35,601	$22,506	$55,214	$115,718	$372,386
Special mention	2,443	163	2,327	—	—	1,680	2,002	8,615
Substandard	—	—	822	486	1,782	770	—	3,860
Total commercial - specialized loans	$28,664	$78,676	$41,762	$36,087	$24,288	$57,664	$117,720	$384,861
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$31,099	$179,303	$100,892	$49,629	$78,507	$115,625	$79,603	$634,658
Special mention	—	24	446	10,597	44	1,465	1,925	14,501
Substandard	126	117	731	1,595	335	2,329	242	5,475
Total commercial - general loans	$31,225	$179,444	$102,069	$61,821	$78,886	$119,419	$81,770	$654,634
Year-to-date gross charge-offs	$—	$—	$—	$7	$—	$169	$—	$176

Consumer 1-4 family residential

Pass	$23,196	$92,579	$67,377	$87,299	$125,808	$167,857	$7,184	$571,300
Special mention	—	—	—	552	210	5,037	—	5,799
Substandard	—	214	3,167	2,143	902	5,501	—	11,927
Total consumer 1-4 family residential loans	$23,196	$92,793	$70,544	$89,994	$126,920	$178,395	$7,184	$589,026
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer auto loans
Pass	$26,273	$106,414	$43,498	$36,645	$33,254	$9,633	$—	$255,717
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3	40	74	142	80	—	339
Total consumer auto loans	$26,273	$106,417	$43,538	$36,719	$33,396	$9,713	$—	$256,056
Year-to-date gross charge-offs	$—	$38	$10	$6	$191	$36	$—	$281

Consumer other consumer
Pass	$9,618	$23,858	$10,793	$5,524	$5,664	$5,474	$1,539	$62,470
Special mention	—	—	—	—	—	—	—	—
Substandard	—	23	12	—	13	39	—	87
Total consumer other consumer loans	$9,618	$23,881	$10,805	$5,524	$5,677	$5,513	$1,539	$62,557
Year-to-date gross charge-offs (1)	$94	$171	$17	$—	$3	$54	$—	$339

Construction
Pass	$9,005	$73,960	$17,902	$1,130	$311	$—	$—	$102,308
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,136	—	—	—	1,136
Total construction loans	$9,005	$73,960	$17,902	$2,266	$311	$—	$—	$103,444
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1) Includes $94 thousand in charged-off demand deposit overdrafts reported as 2026 originations.

				Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate
Pass	$209,948	$137,602	$195,747	$245,012	$95,319	$143,422	$5,372	$1,032,422
Special mention	—	2,825	7,343	81	166	1,095	483	11,993
Substandard	360	62	5,101	1,613	7,095	5,979	—	20,210
Total commercial real estate loans	$210,308	$140,489	$208,191	$246,706	$102,580	$150,496	$5,855	$1,064,625
Year-to-date gross charge-offs	$—	$—	$541	$—	$—	$—	$—	$541

Commercial - specialized
Pass	$122,003	$35,559	$38,159	$24,081	$32,943	$29,452	$103,491	$385,688
Special mention	4,572	8,076	799	1,042	1,734	830	3,770	20,823
Substandard	—	194	570	811	1,206	59	—	2,840
Total commercial - specialized loans	$126,575	$43,829	$39,528	$25,934	$35,883	$30,341	$107,261	$409,351
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - general
Pass	$178,827	$103,310	$51,335	$84,327	$43,179	$79,605	$92,158	$632,741
Special mention	60	2,110	12,127	—	1,011	473	—	15,781
Substandard	40	758	1,615	1,281	5,749	1,116	242	10,801
Total commercial - general loans	$178,927	$106,178	$65,077	$85,608	$49,939	$81,194	$92,400	$659,323
Year-to-date gross charge-offs	$—	$245	$164	$116	$63	$245	$50	$883

Consumer 1-4 family residential
Pass	$95,677	$69,844	$92,148	$137,702	$77,474	$96,393	$4,010	$573,248
Special mention	—	—	621	428	5,061	—	—	6,110
Substandard	214	3,095	1,573	1,067	604	3,940	—	10,493
Total consumer 1-4 family residential loans	$95,891	$72,939	$94,342	$139,197	$83,139	$100,333	$4,010	$589,851
Year-to-date gross charge-offs	$—	$—	$31	$—	$215	$61	$—	$307

Consumer auto loans
Pass	$115,240	$48,236	$42,397	$39,896	$11,045	$2,015	$—	$258,829
Special mention	—	—	—	—	—	—	—	—
Substandard	—	44	70	122	75	17	—	328
Total consumer auto loans	$115,240	$48,280	$42,467	$40,018	$11,120	$2,032	$—	$259,157
Year-to-date gross charge-offs	$29	$243	$367	$477	$198	$35	$—	$1,349

Consumer other consumer
Pass	$27,912	$12,521	$6,704	$7,014	$2,223	$4,096	$1,534	$62,004
Special mention	—	—	—	—	—	—	—	—
Substandard	16	13	—	16	10	33	—	88
Total consumer other consumer loans	$27,928	$12,534	$6,704	$7,030	$2,233	$4,129	$1,534	$62,092
Year-to-date gross charge-offs (1)	$510	$203	$44	$107	$49	$152	$1	$1,066

Construction
Pass	$71,154	$24,768	$2,505	$570	$—	$—	$—	$98,997
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,106	—	—	—	—	1,106
Total construction loans	$71,154	$24,768	$3,611	$570	$—	$—	$—	$100,103
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of loans at the dates indicated that were both experiencing financial difficulty and modified during each of the three months ended March 31, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Term Extension and Interest Rate Reduction	Payment Delay and Interest Rate Reduction	Payment Delay, Term Extension, and Interest Rate Reduction	% of Total Class of Financing Receivable
March 31, 2026
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	—
Commercial - specialized	545	—	—	50	—	—	—	0.15%
Commercial - general	15	20	—	—	—	—	—	0.01%
Consumer:
1-4 family	—	30	—	249	—	—	—	0.05%
Auto loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Construction	—	529	—	607	—	—	—	1.10%
	$560	$579	$—	$906	$—	$—	$—	0.07%
March 31, 2025
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	—
Commercial - specialized	—	—	—	—	—	—	—	—
Commercial - general	—	270	—	43	—	—	—	0.05%
Consumer:
1-4 family	—	—	—	—	—	—	—	—
Auto loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
	$—	$270	$—	$43	$—	$—	$—	0.01%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for each of the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (Months)
March 31, 2026
Commercial real estate	—	—
Commercial - specialized	—	4
Commercial - general	—	13
Consumer:
1-4 Family residential	—	45
Auto loans	—	—
Other consumer	—	—
Construction	—	8

March 31, 2025
Commercial real estate	—	—
Commercial - specialized	—	—
Commercial - general	—	36
Consumer:
1-4 Family residential	—	—
Auto loans	—	—
Other consumer	—	—
Construction	—	—

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
March 31, 2026
Commercial real estate	$—	$—	$—	$124
Commercial - specialized	—	50	—	638
Commercial - general	694	50	—	423
Consumer:
1-4 Family residential	138	—	—	141
Auto loans	58	40	—	—
Other consumer	12	—	—	—
Construction	529	—	—	607
	$1,431	$140	$—	$1,933

March 31, 2025
Commercial real estate	$90	$46	$—	$336
Commercial - specialized	—	—	—	12
Commercial - general	607	—	—	172
Consumer:
1-4 Family residential	1,025	238	60	—
Auto loans	—	—	—	—
Other consumer	—	—	—	—
Construction	—	—	—	141
	$1,722	$284	$60	$661

On an ongoing basis, the performance of modified loans is monitored for subsequent payment default. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off. During the three months ended March 31, 2026, the Company had three loans made to borrowers experiencing financial difficulty totaling $577 thousand that were modified during the last twelve months that subsequently defaulted. During the three months ended March 31, 2025, the Company had three loans made to borrowers experiencing financial difficulty totaling $141 thousand that were modified during the last twelve months that subsequently defaulted.

Upon the Company’s determination that a modified loan has subsequently been deemed to not be fully collectible, the uncollectible amount is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

5. GOODWILL AND INTANGIBLES

The Company had goodwill of $19.3 million at March 31, 2026 and December 31, 2025.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	March 31, 2026	December 31, 2025
Amortized intangible assets:
Core deposit intangible	$6,679	$6,679
Less: Accumulated amortization	(5,667)	(5,546)
Other intangible assets, net	$1,012	$1,133

6. MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the Consolidated Balance Sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$24,041	$26,292
Additions	320	199
Valuation adjustment	250	(1,585)
Ending balance	$24,611	$24,906

	March 31, 2026	December 31, 2025
Mortgage loans serviced for others	$1,792,545	$1,810,579
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.37%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	March 31, 2026	December 31, 2025
Weighted average constant prepayment rate	7.27%	8.81%
Weighted average discount rate	9.71%	9.70%
Weighted average life in years	7.80	7.43

7. BORROWING ARRANGEMENTS

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

As of March 31, 2026 and December 31, 2025, the total amount of subordinated notes outstanding was $14.1 million.

Notes Payable and Other Borrowings
As of March 31, 2026 and December 31, 2025, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”) or any short-term borrowings.

8. STOCK-BASED COMPENSATION

Equity Incentive Plan
The 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,901,991 at March 31, 2026. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Three Months Ended March 31, 2026
Outstanding at beginning of year:	1,076,673	$18.92
Granted	28,675	38.92
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at end of period	1,105,348	$19.44	3.95	$24,829

Exercisable at end of period	1,030,024	$18.37	3.60	$24,237

Vested at end of period	1,030,024	$18.37	3.60	$24,237

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Three Months Ended March 31,
	2026	2025
Expected volatility	39.61%	41.21%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.85%	4.43%
Weighted average grant date fair value	$14.44	$13.35

The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $— and $459 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Three Months Ended March 31, 2026
Outstanding at beginning of year:	241,035	$28.60
Granted	60,972	41.23
Released	(57,194)	29.86
Forfeited	(701)	23.67

Balance at end of period	244,112	$31.48
Nonvested at end of period	152,366	$34.31
Vested unreleased at end of period	91,746	$26.78

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units released during each of the three months ended March 31, 2026 and 2025 was $1.7 million and $443 thousand, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to the Plan of $627 thousand and $536 thousand, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at March 31, 2026 was $5.9 million and will be recognized over a weighted average remaining period of 1.85 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Stock-based compensation expense related to the ESPP was $41 thousand and $33 thousand for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was $45 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of four months. As of March 31, 2026, 24,377 shares were issued under the ESPP.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated is presented below:

	Three Months Ended March 31,
	2026	2025
Expected volatility	26.35% to 29.24%	31.31% to 36.08%
Expected dividend yield	1.59% to 1.78%	1.70% to 1.89%
Expected term (years)	0.5	0.5
Risk-free interest rate	3.59% to 4.12%	4.24% to 5.02%

9. OFF-BALANCE-SHEET ACTIVITIES, COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	March 31, 2026	December 31, 2025
Commitments to grant loans and unfunded commitments under lines of credit	$627,886	$554,286
Standby letters of credit	29,791	30,681

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At March 31, 2026 and December 31, 2025 there were no FHLB letters of credit outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2026 and December 31, 2025, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of March 31, 2026 and December 31, 2025, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2026 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Capital to Risk Weighted Assets:
Consolidated	$634,568	17.61%	$378,314	10.50%	N/A	N/A
City Bank	541,696	15.04%	378,180	10.50%	$360,171	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	578,230	16.05%	306,254	8.50%	N/A	N/A
City Bank	496,654	13.79%	306,146	8.50%	288,137	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	533,230	14.80%	252,209	7.00%	N/A	N/A
City Bank	496,654	13.79%	252,120	7.00%	234,111	6.50%

Tier 1 Capital to Average Assets:
Consolidated	578,230	12.68%	183,243	4.00%	N/A	N/A
City Bank	496,654	10.90%	183,154	4.00%	227,926	5.00%

December 31, 2025
Total Capital to Risk Weighted Assets:
Consolidated	$622,485	17.26%	$378,645	10.50%	N/A	N/A
City Bank	537,444	14.91%	378,576	10.50%	$360,549	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	566,107	15.70%	306,522	8.50%	N/A	N/A
City Bank	492,355	13.66%	306,466	8.50%	288,439	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	521,107	14.45%	252,430	7.00%	N/A	N/A
City Bank	492,355	13.66%	252,384	7.00%	234,357	6.50%

Tier 1 Capital to Average Assets:
Consolidated	566,107	12.53%	181,591	4.00%	N/A	N/A
City Bank	492,355	10.90%	181,512	4.00%	225,868	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2026.

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

The following table reflects the changes in fair value hedges included in the Consolidated Statements of Comprehensive Income for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
Interest Rate Contracts	Location	2026	2025
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$(64)	$(2,436)
Change in fair value of hedged investment securities	Other noninterest expense	26	2,252
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income - loans	—	(59)
Change in fair value of hedged fixed rate loans	Interest income - loans	—	71

The following table reflects the fair value hedges included in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$—	$—	$—	$—
Interest rate swaps related to state and municipal securities	—	—	—	—
Included in other assets:
Interest rate swaps related to fixed rate loans	$2,006	$24	$2,030	$24
Interest rate swaps related to state and municipal securities	116,810	9,666	117,860	9,730

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2026	2025
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$192	$83

The following table reflects the amount and fair value of mortgage banking derivatives in the Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$18,125	$67	$—	$—
Interest rate lock commitments	24,856	403	16,127	216

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$4,641	$127	$15,746	$65

The Company had received cash collateral of $9.3 million and $10.5 million to offset asset derivative positions on its interest rate swaps at March 31, 2026 and December 31, 2025, respectively. This amount is reported in other liabilities in the Consolidated Balance Sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at March 31, 2026 and December 31, 2025. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at March 31, 2026 and December 31, 2025. The advanced cash collateral amounts are reported in cash and due from banks in the Consolidated Balance Sheets.

12. EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$14,545	$12,294

Weighted average common shares outstanding - basic	16,318,570	16,415,862
Effect of dilutive securities:
Stock-based compensation awards	717,764	649,737
Weighted average common shares outstanding - diluted	17,036,334	17,065,599

Basic earnings per share	$0.89	$0.75
Diluted earnings per share	$0.85	$0.72

13. SEGMENT INFORMATION

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
U.S government and agencies	$—	$49,990	$—	$49,990
State and municipal	—	173,197	—	173,197
Residential mortgage-backed securities	—	254,065	—	254,065
Commercial mortgage-backed securities	—	45,833	—	45,833
Commercial collateralized mortgage obligations	—	67,067	—	67,067
Asset-backed and other amortizing securities	—	12,700	—	12,700
Other securities	—	—	—	—
Loans held for sale (mandatory)	—	15,471	—	15,471
Mortgage servicing rights	—	—	24,611	24,611
Asset derivatives	—	10,160	—	10,160
Liability derivatives	—	(127)	—	(127)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	2,344	2,344

December 31, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$—	$176,305	$—	$176,305
Residential mortgage-backed securities	—	260,760	—	260,760
Commercial mortgage-backed securities	—	44,786	—	44,786
Commercial collateralized mortgage obligations	—	67,597	—	67,597
Asset-backed and other amortizing securities	—	13,132	—	13,132
Other securities	—	4,960	—	4,960
Loans held for sale (mandatory)	—	7,796	—	7,796
Mortgage servicing rights	—	—	24,041	24,041
Asset derivatives	—	9,970	—	9,970
Liability derivatives	—	(65)	—	(65)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	—	—	5,515	5,515

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 6 for the Level 3 change activity for each of the three months ended March 31, 2026 and 2025.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2026, and December 31, 2025, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At March 31, 2026 and December 31, 2025, the aggregate fair value of loans held for sale for mandatory delivery was $15.5 million and $7.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $15.3 million and $7.6 million, respectively, representing differences between fair value and unpaid principal balance of $194 thousand and $152 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of March 31, 2026 and December 31, 2025.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the Consolidated Statements of Comprehensive Income. For each of the three months ended March 31, 2026 and 2025, the net (gain) loss amount totaled $(233) thousand and $(88) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
March 31, 2026
Non-recurring:
Loans held for investment	$2,344	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 35%
Recurring:
Mortgage servicing rights	24,611	Discounted cash flows	Constant prepayment rate	7.27%
			Discount rate	9.71%

December 31, 2025
Non-recurring:
Loans held for investment	$5,515	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 60%
Recurring:
Mortgage servicing rights	24,041	Discounted cash flows	Constant prepayment rate	8.81%
			Discount rate	9.70%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2026
Financial assets:
Cash and cash equivalents	$722,000	$722,000	$—	$—	$722,000
Loans held for investment, net	3,058,707	—	—	3,040,850	3,040,850
Loans held for sale (best efforts)	1,732	—	1,757	—	1,757
Accrued interest receivable	17,009	—	17,009	—	17,009
Financial liabilities:
Deposits	4,027,586	—	4,027,579	—	4,027,579
Accrued interest payable	4,578	—	4,578	—	4,578
Junior subordinated deferrable interest debentures	46,393	—	35,169	—	35,169
Subordinated debt	14,100	—	13,246	—	13,246

December 31, 2025
Financial assets:
Cash and cash equivalents	$552,439	$552,439	$—	$—	$552,439
Loans held for investment, net	3,099,371	—	—	3,082,072	3,082,072
Loans held for sale (best efforts)	2,197	—	2,237	—	2,237
Accrued interest receivable	20,931	—	20,931	—	20,931
Financial liabilities:
Deposits	3,874,077	—	3,873,806	—	3,873,806
Accrued interest payable	5,014	—	5,014	—	5,014
Junior subordinated deferrable interest debentures	46,393	—	35,213	—	35,213
Subordinated debt	14,100	—	13,907	—	13,907

15. SUBSEQUENT EVENTS

BOH Merger

On April 1, 2026, the Company acquired all of the outstanding common stock of BOH, a Texas corporation and the bank holding company for Bank of Houston, in a stock transaction. Pursuant to the Reorganization Agreement, shareholders of BOH received 0.1925 shares of the Company’s common stock in exchange for each share of BOH stock resulting in the Company issuing 2,803,535 shares of its common stock. In total, the purchase price for BOH was $118.1 million.

The Merger will be accounted for under ASC 805 as a business combination. The excess of the fair value of consideration transferred over total identifiable net assets will be recorded as goodwill. The initial accounting for the acquisition has not been completed because the information to measure the fair value of financial assets, financial liabilities and goodwill is not yet available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. We will include the relevant disclosures as required in the second quarter of 2026. For more information see Note 2.

Dividend Declaration

On April 16, 2026, the Company declared a cash dividend of $0.17 per share of common stock to be paid on May 11, 2026 to all shareholders of record as of the close of business on April 27, 2026.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the periods covered by this Quarterly Report on Form 10-Q (this “Form 10-Q”) and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on March 5, 2026. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us” and “the Company” refer to South Plains Financial, Inc., a Texas corporation, our wholly-owned banking subsidiary, City Bank, a Texas banking association and our other consolidated subsidiaries. References in this Form 10-Q to the “Bank” refer to City Bank.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
risks relating to the acquisition of BOH Holdings, Inc. (“BOH”) including, without limitation: the expected impact of the transaction and on the combined entities’ operations, financial condition, and financial results; the businesses of South Plains and BOH may not be combined successfully, or such combination may take longer to accomplish than expected; the cost savings from the transaction may not be fully realized or may take longer to realize than expected; operating costs, customer loss and business disruption following the transaction, including adverse effects on relationships with employees, may be greater than expected; the risk of deposit and customer attrition; and increased competitive pressures on solicitations of customers by competitors;

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

●
severe weather, natural disasters, military conflicts (including the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), acts of terrorism, geopolitical instability, domestic civil unrest or other external events, including as a result of the impact of the policies of the current U.S. presidential administration or Congress;

●	uncertainty regarding United States fiscal debt, deficit and budget matters;

●	the impacts of tariffs, sanctions, and other trade policies of the United States and its global trading counterparts and the resulting impact on the Company and its customers;

●	the risks related to the development, implementation use and management of emerging technologies, including artificial intelligence and machine learning;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2025 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Recent Developments

Mergers and Acquisitions

On April 1, 2026, SPFI acquired BOH Holdings, Inc., a Texas corporation (“BOH”), the bank holding company for Bank of Houston, in an all-stock transaction through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). Immediately after the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, merged with and into City Bank, with City Bank surviving the merger. Pursuant to the terms of the Agreement and Plan of Reorganization, dated December 1, 2025 (the “Reorganization Agreement”), each share of BOH common stock held immediately prior to the effective time of the Merger was converted into the right to receive, without interest, 0.1925 shares of SPFI common stock, as adjusted pursuant to the Reorganization Agreement, plus cash, without interest, in lieu of any fractional shares (collectively, the “Per Share Merger Consideration”).

The total aggregate consideration delivered to holders of BOH common stock was approximately 2.8 million shares of SPFI common stock. The issuance of shares of SPFI common stock in connection with the Merger was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement on Form S-4 (File No. 333-293068) initially filed by SPFI with the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2026 and declared effective by the SEC on February 18, 2026. At March 31, 2026, BOH had $685.0 million in assets, $631.9 million in total gross loans, and $595.6 million in deposits.

Results of Operations

We had net income of $14.5 million, or $0.85 per diluted common share, for the three months ended March 31, 2026, compared to net income of $12.3 million, or $0.72 per diluted common share, for the three months ended March 31, 2025. Return on average equity (annualized) was 11.81% and return on average assets (annualized) was 1.31% for the three months ended March 31, 2026, compared to 11.30% and 1.16%, respectively, for the three months ended March 31, 2025. The increase in net income of $2.3 million was primarily the result of an increase of $4.3 million in net interest income and $670 thousand in noninterest income, partially offset by an increase of $2.5 million in noninterest expense.

Net Interest Income

Net interest income is the principal source of the Company’s net income and represents the difference between interest income (interest and fees earned on assets, primarily loans and investment securities) and interest expense (interest paid on deposits and borrowed funds). We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably Federal Home Loan Bank of Dallas (“FHLB”) advances and subordinated notes. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income on a fully tax-equivalent basis divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$3,130,166	$52,684	6.83%	$3,074,568	$50,577	6.67%
Investment securities – taxable	490,111	4,285	3.55%	510,354	4,692	3.73%
Investment securities – non-taxable	153,265	1,080	2.86%	153,229	1,014	2.68%
Other interest-earning assets (2)	556,539	4,817	3.51%	386,979	3,859	4.04%
Total interest-earning assets	4,330,081	62,866	5.89%	4,125,130	60,142	5.91%
Noninterest-earning assets	180,943			171,683
Total assets	$4,511,024			$4,296,813

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,467,478	$15,054	2.47%	$2,302,344	$15,511	2.73%
Time deposits	436,649	3,824	3.55%	441,895	4,316	3.96%
Short-term borrowings	3	—	—%	3	—	—%
Subordinated debt	14,100	243	6.99%	63,984	835	5.29%
Junior subordinated deferrable interest debentures	46,393	659	5.76%	46,393	733	6.41%
Total interest-bearing liabilities	$2,964,623	$19,780	2.71%	$2,854,619	$21,395	3.04%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$989,518			$934,775
Other liabilities	57,355			66,073
Total noninterest-bearing liabilities	1,046,873			1,000,848
Stockholders’ equity	499,528			441,346
Total liabilities and stockholders’ equity	$4,511,024			$4,296,813

Net interest income		$43,086			$38,747
Net interest spread			3.18%			2.87%
Net interest margin (3)			4.04%			3.81%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2026 over 2025
	Change due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$915	$1,192	$2,107
Investment securities – taxable	(186)	(221)	(407)
Investment securities – non-taxable	—	66	66
Other interest-earning assets	1,691	(733)	958
Total interest-earning assets	2,420	304	2,724

Interest-bearing liabilities:
NOW, Savings, MMDAs	1,113	(1,570)	(457)
Time deposits	(51)	(441)	(492)
Short-term borrowings	—	—	—
Subordinated debt	(651)	59	(592)
Junior subordinated deferrable interest debentures	—	(74)	(74)
Total interest-bearing liabilities	411	(2,026)	(1,615)

Net change	$2,009	$2,330	$4,339

Net interest income for the three months ended March 31, 2026 was $42.9 million, compared to $38.5 million for the three months ended March 31, 2025, an increase of $4.3 million, or 11.2%. The increase in net interest income was comprised of an increase of $2.7 million, or 4.5%, in interest income and a decrease of $1.6 million, or 7.5%, in interest expense. The growth in interest income was predominately attributable to increases of $2.1 million in loan interest income and $1.0 million in interest on other interest-earning assets. The increase in loan interest income was mainly due to growth of $55.6 million in average loans outstanding and a 16 basis point increase in the yield on loans. The increase in interest income on other interest-earning assets was due to an increase of $170.0 million in the average balance of these assets, partially offset by a decline of 53 basis points in the related yield due to the decreases in the federal funds rate during the last four months of 2025.

The $1.6 million decrease in interest expense for the three months ended March 31, 2026 was primarily related to a 33 basis point decrease in the rate paid on interest-bearing liabilities over the same period in 2025 and a reduction of $592 thousand in interest expense as a result of the redemption of $50 million in subordinated debt securities on September 30, 2025, partially offset by growth of $159.9 million in interest-bearing deposits in the compared periods.

For the three months ended March 31, 2026, net interest margin and net interest spread were 4.04% and 3.18%, respectively, compared to 3.81% and 2.87%, respectively, for the same period in 2025, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the three months ended March 31, 2026 was $260 thousand, which was comparable to $420 thousand for the three months ended March 31, 2025.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,255	$2,141	$114
Bank card services and interchange fees	3,216	3,379	(163)
Mortgage banking activities	3,918	2,113	1,805
Investment commissions	555	434	121
Fiduciary income	789	738	51
Other income and fees (1)	562	1,820	(1,258)
Total noninterest income	$11,295	$10,625	$670

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended March 31, 2026 was $11.3 million, compared to $10.6 million for the three months ended March 31, 2025, an increase of $670 thousand, or 6.3%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities increased $1.8 million, or 85.4%, to $3.9 million for the three months ended March 31, 2026 from $2.1 million for the three months ended March 31, 2025. This increase was primarily due to a $250 thousand positive fair value adjustment to our mortgage servicing rights portfolio in the first quarter of 2026 compared to a negative fair value adjustment of $1.6 million in the first quarter of 2025. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which increased during the first quarter of 2026 as compared to decreasing during the first quarter of 2025.

Other income and fees - Other income and fees decreased $1.3 million, or 69.1%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily the result of a loss of $801 thousand in a SBIC investment, due to negative performance of one of the companies in the fund, and a decrease of $125 thousand in gain on sales of fixed assets, all in the first quarter of 2026 as compared to the same period in 2025.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,154	$19,441	$713
Occupancy and equipment, net	3,953	4,027	(74)
Professional services	2,955	1,730	1,225
Marketing and development	1,001	905	96
IT and data services	1,381	1,164	217
Bankcard expenses	1,608	1,454	154
Appraisal expenses	191	192	(1)
Other expenses (1)	4,283	4,117	166
Total noninterest expense	$35,526	$33,030	$2,496

(1)	Other expenses include items such as banking regulatory assessments, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended March 31, 2026 was $35.5 million compared to $33.0 million for the three months ended March 31, 2025, an increase of $2.5 million, or 7.6%. Significant changes in the components of noninterest expense are detailed below. There was a total of $1.5 million in acquisition related expenses recorded in the first quarter of 2026.

Salaries and employee benefits - Salaries and employee benefits increased $713 thousand, or 3.7%, from $19.4 million for the three months ended March 31, 2025 to $20.2 million for the three months ended March 31, 2026. This increase was primarily driven by annual salary adjustments, which became effective in January of 2026, and based on new lender hires during the last twelve months.

Professional services - Professional services increased $1.2 million, or 70.8% from $1.7 million for the three months ended March 31, 2025 to $3.0 million for the three months ended March 31, 2026. This increase was primarily driven by $1.2 million of acquisition related expenses in the first quarter of 2026.

Financial Condition

Our total assets increased $165.9 million, or 3.7%, to $4.65 billion at March 31, 2026, compared to $4.48 billion at December 31, 2025. Our loans held for investment decreased $41.0 million, or 1.3%, to $3.10 billion at March 31, 2026, compared to $3.14 billion at December 31, 2025. Our securities portfolio increased $35.3 million, or 6.2%, to $602.9 million at March 31, 2026, compared to $567.5 million at December 31, 2025. Total deposits increased $153.5 million, or 4.0%, to $4.03 billion at March 31, 2026, compared to $3.87 billion at December 31, 2025.

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

Loans held for investment decreased $41.0 million, or 1.3%, to $3.10 billion at March 31, 2026, compared to $3.14 billion at December 31, 2025. The decline in loans occurred primarily in multi-family, seasonal agricultural-related loans, and restaurant/retail loans, offset by increases in commercial land and development loans.

The following table shows the contractual maturities of our loans held for investment portfolio at March 31, 2026:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$182,980	$575,625	$238,759	$55,587	$1,052,951
Commercial - specialized	118,127	162,677	63,938	40,119	384,861
Commercial - general	142,606	260,722	171,872	79,434	654,634
Consumer:
1-4 family residential	43,206	118,349	108,887	318,584	589,026
Auto loans	3,401	158,963	93,692	—	256,056
Other consumer	8,573	39,984	14,000	—	62,557
Construction	82,340	17,360	681	3,063	103,444
Total loans	$581,233	$1,333,680	$691,829	$496,787	$3,103,529

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of March 31, 2026:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$331,974	$537,997
Commercial - specialized	107,204	159,530
Commercial - general	209,996	302,032
Consumer:
1-4 family residential	340,572	205,248
Auto loans	252,655	—
Other consumer	53,984	—
Construction	563	20,541
Total loans	$1,296,948	$1,225,348

At March 31, 2026, there was $1.6 billion in adjustable rate loans, with $904.0 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $632.2 million will reprice immediately upon changes in the underlying index rate, with the remaining $271.8 million being subject to rate ceilings, floors above the current index, or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 72.4% of our loans were secured by real property as of March 31, 2026, compared to 71.6% as of December 31, 2025. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 37.3% of loans held for investment as of March 31, 2026 and represented 37.0% as of December 31, 2025. Further, 96% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans decreased $11.7 million, or 1.1%, to $1.05 billion as of March 31, 2026 from $1.06 billion as of December 31, 2025. The decrease was primarily driven by a decrease of $31.0 million in multi-family loans, partially offset by an increase of $22.2 million in commercial land development loans.

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

Commercial general loans decreased $4.7 million, or 0.7%, to $654.6 million as of March 31, 2026 from $659.3 million as of December 31, 2025. The decrease was primarily due to a decrease of $14.3 million in restaurant/retail loans, partially offset by an increase of $9.7 million in loans for goods and services.

Commercial specialized loans decreased $24.5 million, or 6.0%, to $384.9 million as of March 31, 2026 from $409.4 million as of December 31, 2025. This decrease was primarily due to net repayments of $24.4 million in seasonal agricultural-related loans.

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

Consumer and other loans decreased $3.5 million, or 0.4%, to $907.6 million as of March 31, 2026 from $911.1 million as of December 31, 2025. As of March 31, 2026, our consumer loan portfolio was comprised of $589.0 million in 1-4 family residential loans, $256.1 million in auto loans, and $62.6 million in other consumer loans.

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

Construction loans increased $3.3 million, or 3.3%, to $103.4 million as of March 31, 2026 from $100.1 million as of December 31, 2025.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.16 billion at March 31, 2026 and $1.16 billion at December 31, 2025. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of March 31, 2026, total income-producing commercial real estate property loans totaled $769.1 million and was comprised of $198.6 million of multi-family property loans, $181.8 million of retail property loans, $140.9 million of office property loans, $149.7 million in industrial and warehouse loans, $41.8 million in hospitality loans, and $56.3 million in other property loans. Other property loans include types such as mini-storage and convenience stores. As of March 31, 2026, total construction, acquisition, and development property loans totaled $387.3 million and was comprised of $103.4 million in residential construction property loans and $283.9 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 58% at March 31, 2026. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 57% at March 31, 2026.

Owner occupied commercial real estate loans totaled $416.7 million at March 31, 2026 and $419.0 million at December 31, 2025.

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

The following table summarizes commitments we have made as of the dates presented.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$627,886	$554,286
Standby letters of credit	29,791	30,681
Total	$657,677	$584,967

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

The ACL for loans was $44.8 million at March 31, 2026, compared to $45.1 million at December 31, 2025, a decrease of $309 thousand, or 0.7%. The decrease is the result of net charge-offs and no provision for credit losses on loans during the first quarter of 2026. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the uncertain impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the prolonged elevated interest rate environment and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Average loans outstanding during the period
Commercial real estate	$1,053,963	$1,128,386
Commercial – specialized	396,919	379,824
Commercial – general	653,516	561,992
Consumer:
1-4 family residential	591,556	565,967
Auto loans	257,687	258,942
Other consumer	62,089	64,319
Construction	103,054	102,321
Loans held for sale	11,382	12,817
Total average loans outstanding during the period	$3,130,166	$3,074,568

Net charge-offs (recoveries) during the period
Commercial real estate	$—	$—
Commercial – specialized	(29)	(34)
Commercial – general	160	54
Consumer:
1-4 family residential	(294)	(7)
Auto loans	250	256
Other consumer	222	255
Construction	—	(5)
Total net charge-offs (recoveries) during the period	$309	$519

Ratio of net charge-offs (recoveries) to average loans during the period
Commercial real estate	—%	—%
Commercial – specialized	(0.01)%	(0.01)%
Commercial – general	0.02%	0.01%
Consumer:
1-4 family residential	(0.05)%	—%
Auto loans	0.10%	0.10%
Other consumer	0.36%	0.40%
Construction	—%	—%
Total ratio of net charge-offs (recoveries) to average loans during the period	0.01%	0.02%

The following table provides other loan data as of the dates indicated.

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)

Total loans held for investment outstanding	$3,103,529	$3,144,502
Nonaccrual loans	$3,680	$7,070
Allowance for credit losses on loans	$44,822	$45,131
Ratio of allowance to total loans held for investment	1.44%	1.44%
Ratio of allowance to nonaccrual loans	1,217.99%	638.35%
Ratio of nonaccrual loans to total loans held for investment	0.12%	0.22%

Net charge-offs totaled $309 thousand and were 0.04% (annualized) of average loans outstanding for the three months ended March 31, 2026, compared to $519 thousand and 0.07% (annualized) for the three months ended March 31, 2025. The decrease in net charge-offs in the first quarter of 2026 was primarily the result of a $283 thousand recovery on a 1-4 family residential loan in the first quarter of 2026. The ACL for loans as a percentage of loans held for investment was 1.44% at March 31, 2026 and 1.44% at December 31, 2025.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$15,017	33.5%	$15,214	33.8%
Commercial – specialized	5,351	11.9%	5,231	11.6%
Commercial – general	7,384	16.5%	7,448	16.5%
Consumer:
1-4 family residential	10,803	24.0%	11,103	24.6%
Auto loans	3,298	7.4%	3,033	6.7%
Other consumer	1,057	2.4%	1,150	2.5%
Construction	1,912	4.3%	1,952	4.3%
Total allowance for credit losses	$44,822	100.0%	$45,131	100.0%

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

At March 31, 2026, our total nonaccrual loans were $3.7 million, or 0.12% of total loans held for investment, as compared to $7.1 million, or 0.22% of total loans held for investment, at December 31, 2025. These loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans as of March 31, 2026 to cover any probable loss. The decrease of $3.4 million is primarily the result of a $3.9 million loan on nonaccrual status at December 31, 2025 being repaid in full during the first quarter of 2026. This decrease was partially offset by other loans being placed on nonaccrual status during the first quarter of 2026.

Nonperforming loans were $5.1 million at March 31, 2026 and $9.8 million at December 31, 2025. This decrease is mainly due to the nonaccrual changes noted above and a reduction of $1.4 million in loans past due 90 days or more.

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

Total securities at March 31, 2026 were $602.9 million, representing an increase of $35.3 million, or 6.2%, compared to $567.5 million at December 31, 2025. The increase was primarily due to $37.0 million in purchases, net of maturities, prepayments and calls and a $1.1 million increase in the fair value of securities available for sale at March 31, 2026 as compared to December 31, 2025.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2026, the fair value of the Company’s available for sale securities was $71.1 million lower than the amortized cost. At March 31, 2026, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	As of March 31, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
U.S government and agencies	$49,990	3.61%	$—	—%	$—	—%	$—	—%
State and municipal	—	—%	5,071	3.01%	13,909	2.53%	179,294	2.37%
Residential mortgage-backed securities	81	1.72%	975	2.17%	325	3.01%	293,676	2.29%
Commercial mortgage-backed securities	—	—%	1,524	4.04%	46,898	2.31%	1,502	4.55%
Collateralized mortgage obligations	—	—%	—	—%	63,134	4.32%	4,072	5.23%
Asset-backed and other amortizing securities	—	—%	254	3.00%	1,850	3.20%	11,446	2.75%
Other securities	—	—%	—	—%	—	—%	—	—%
Total available-for-sale	$50,071	3.61%	$7,824	3.11%	$126,116	3.35%	$489,990	2.36%

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale
State and municipal	$545	3.46%	$5,079	2.72%	$12,841	2.40%	$180,952	2.38%
Residential mortgage-backed securities	41	1.33%	1,040	2.06%	518	2.97%	301,112	2.29%
Commercial mortgage-backed securities	—	—%	1,525	4.03%	47,244	2.31%	—	—%
Collateralized mortgage obligations	—	—%	—	—%	63,398	4.56%	4,310	5.30%
Asset-backed and other amortizing securities	—	—%	254	2.99%	2,069	3.19%	11,649	2.75%
Other securities	—	—%	5,000	7.53%	—	—%	—	—%
Total available-for-sale	$586	3.31%	$12,898	4.69%	$126,070	3.47%	$498,023	2.36%

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

Total deposits at March 31, 2026 were $4.03 billion, representing an increase of $153.5 million, or 4.0%, compared to $3.87 billion at December 31, 2025. The increase in deposits was mainly due to a seasonal increase in public fund deposits and organic growth occurring broadly across retail and commercial deposits, with growth in both noninterest-bearing and interest-bearing deposits. As of March 31, 2026, 25.6% of total deposits were comprised of noninterest-bearing demand accounts, 63.4% of interest-bearing non-maturity accounts and 11.0% of time deposits.

The following table shows the deposit mix as of the dates presented:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,034,117	25.6%	$1,023,517	26.4%
NOW and other transaction accounts	1,276,159	31.7%	1,307,596	33.8%
Money market and other savings	1,275,974	31.7%	1,111,529	28.7%
Time deposits	441,336	11.0%	431,435	11.1%
Total deposits	$4,027,586	100.0%	$3,874,077	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$989,518	—%	$934,775	—%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,325,052	2.38%	922,631	2.97%
Savings accounts	133,101	0.70%	134,284	0.81%
Money market accounts	1,009,325	2.83%	1,245,429	2.76%
Time deposits	436,649	3.55%	441,895	3.96%
Total interest-bearing deposits	2,904,127	2.64%	2,744,239	2.93%
Total deposits	$3,893,645	1.97%	$3,679,014	2.19%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of March 31, 2026 follows:

(Dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
	$42,200	$33,601	$35,777	$1,534	$113,112

The estimated amount of uninsured deposits as of March 31, 2026 was $1.5 billion. This represented approximately 37% of total deposits and excludes $400.7 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2026 and December 31, 2025, we had total remaining borrowing capacity from the FHLB of $1.29 billion and $1.27 billion, respectively, with no outstanding balance. We had no FHLB borrowings during the three months ended March 31, 2026 or 2025.

The Company may use FHLB letters of credit to pledge to certain public deposits. There was no outstanding balance of FHLB letters of credit at March 31, 2026 and December 31, 2025.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $701.8 million and $659.7 million at March 31, 2026 and December 31, 2025, respectively. There were no amounts outstanding on the FRB line of credit at March 31, 2026 and December 31, 2025. We had no long-term FRB borrowings during the three months ended March 31, 2026 or 2025.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million as of March 31, 2026 and December 31, 2025. The lines were not used, other than testing during the three months ended March 31, 2026 or the three months ended March 31, 2025.

Subordinated Debt. In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and an average fixed rate of 6.41% for the first seven years. After the fixed rate periods, these notes will float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations. As of March 31, 2026, the total amount of subordinated debt outstanding was $14.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the Company’s consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at March 31, 2026 and December 31, 2025. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of March 31, 2026, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
South Plains Financial Capital Trust III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 6.58%
South Plains Financial Capital Trust IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.33%
South Plains Financial Capital Trust V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 5.44%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.

(2)	Interest payable quarterly with principal due at maturity.

(3)	Rate as of last reset date, prior to March 31, 2026.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the FRB discount window. At March 31, 2026, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.29 billion and $701.8 million, respectively.

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

Capital

Total stockholders’ equity increased to $504.9 million as of March 31, 2026, compared to $493.8 million as of December 31, 2025, an increase of $11.1 million, or 2.2%. The increase from December 31, 2025 was primarily the result of $14.5 million in net earnings, partially offset by $2.8 million of dividends paid for the three months ended March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At March 31, 2026, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	March 31, 2026		December 31, 2025
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated.:
Total capital (to risk-weighted assets)	$634,568	17.61%	$622,485	17.26%
Tier 1 capital (to risk-weighted assets)	578,230	16.05%	566,107	15.70%
CET 1 capital (to risk-weighted assets)	533,230	14.80%	521,107	14.45%
Tier 1 capital (to average assets)	578,230	12.68%	566,107	12.53%

City Bank:
Total capital (to risk-weighted assets)	$541,696	15.04%	$537,444	14.91%
Tier 1 capital (to risk-weighted assets)	496,654	13.79%	492,355	13.66%
CET 1 capital (to risk-weighted assets)	496,654	13.79%	492,355	13.66%
Tier 1 capital (to average assets)	496,654	10.90%	492,355	10.90%

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On November 25, 2025, the federal banking agencies jointly proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposed rule has not yet been finalized. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the requirements of the Basel III capital framework as described above.

Treasury Stock

The Company did not repurchase any stock in accordance with its previously-announced stock repurchase programs during the three months ended March 31, 2026. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	March 31, 2026	December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(0.50)	(3.03)
+200	(0.23)	(1.91)
+100	(0.03)	(0.89)
-100	(1.32)	(0.26)
-200	(1.49)	0.27

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Total stockholders’ equity	$504,939	$493,837
Less: Goodwill and other intangibles	(20,327)	(20,448)
Tangible common equity	$484,612	$473,389

Total assets	$4,646,374	$4,480,500
Less: Goodwill and other intangibles	(20,327)	(20,448)
Tangible assets	$4,626,047	$4,460,052
Shares outstanding	16,342,219	16,293,577
Total stockholders’ equity to total assets	10.87%	11.02%
Tangible common equity to tangible assets	10.48%	10.61%
Book value per share	$30.90	$30.31
Tangible book value per share	$29.65	$29.05

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) filed with the SEC on March 5, 2026. We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A.	Risk Factors

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Company in Part I, Item 1A, “Risk Factors,” of the 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 21, 2025, the Company’s board of directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $15.0 million of its outstanding shares of common stock (the “Program”). Upon the expiration of the Program, on February 23, 2026, the Company’s board of directors approved a new stock repurchase program pursuant to which the Company may, from time to time, purchase up to $10.0 million of its outstanding shares of common stock (the “New Program”).

Under the New Program, the Company may repurchase shares of the Company’s common stock from time to time through various means, including open market purchases and privately negotiated transactions. Open market repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. Repurchases under the New Program may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased by the Company when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The extent to which the Company repurchases its shares, and the manner, timing and amount of such repurchases, will depend upon a variety of factors, including the performance of the Company’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the New Program’s expiration, without any prior notice. The New Program does not obligate the Company to repurchase any particular number or amount of shares of the Company’s common stock and there is no guarantee as to the exact number or value of shares that will be repurchased by the Company under the New Program.

The following table summarizes the share repurchase activity for the three months ended March 31, 2026.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
January 2026	—	$—	$—	$8,659,477
February 2026	—	—	—	10,000,000
March 2026	—	—	—	10,000,000
Total	—

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Employment Agreement, by and between City Bank and James D. Stein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026) (File No. 001-38895).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	May 5, 2026	By:	/s/ Cory T. Newsom
Cory T. Newsom
President
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer