Form 10-Q
period 2026-06-30
SOUTH PLAINS FINANCIAL, INC.
filed 2026-08-06
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 4, 2026, the registrant had 18,839,105 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$61,177	$58,318
Interest-bearing deposits in banks	726,580	494,121
Cash and cash equivalents	787,757	552,439
Securities available for sale	555,427	567,540
Loans held for sale ($7,943 and $7,796 at fair value at June 30, 2026 and December 31, 2025, respectively)	11,622	9,993
Loans held for investment	3,771,434	3,144,502
Allowance for credit losses on loans	(53,076)	(45,131)
Loans held for investment, net	3,718,358	3,099,371
Accrued interest receivable	20,306	20,931
Premises and equipment, net	52,132	51,563
Bank-owned life insurance	89,841	77,694
Goodwill	66,592	19,315
Intangible assets, net	5,626	1,133
Mortgage servicing rights	25,749	24,041
Deferred tax asset, net	20,125	20,433
Other assets	37,671	36,047
Total assets	$5,391,206	$4,480,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,151,641	$1,023,517
Interest-bearing	3,488,985	2,850,560
Total deposits	4,640,626	3,874,077
Accrued expenses and other liabilities	60,322	52,093
Subordinated debt	14,100	14,100
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	4,761,441	3,986,663

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,839,105 and 16,293,577 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18,839	16,294
Additional paid-in capital	194,245	91,065
Retained earnings	461,708	434,197
Accumulated other comprehensive loss	(45,027)	(47,719)
Total stockholders’ equity	629,765	493,837
Total liabilities and stockholders’ equity	$5,391,206	$4,480,500

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$64,106	$53,886	$116,783	$104,456
Securities:
Taxable	4,238	4,700	8,523	9,392
Non-taxable	851	802	1,704	1,603
Federal funds sold and interest-bearing deposits in banks	5,808	4,747	10,625	8,606
Total interest income	75,003	64,135	137,635	124,057
Interest expense:
Deposits	23,716	20,062	42,594	39,889
Short-term borrowings	38	-	38	-
Subordinated debt	238	835	481	1,670
Junior subordinated deferrable interest debentures	662	735	1,321	1,468
Total interest expense	24,654	21,632	44,434	43,027
Net interest income	50,349	42,503	93,201	81,030
Provision for credit losses	350	2,500	610	2,920
Net interest income, after provision for credit losses	49,999	40,003	92,591	78,110
Noninterest income:
Service charges on deposit accounts	2,366	2,098	4,621	4,239
Net gain on sales of loans	2,733	2,655	5,065	5,246
Bank card services and interchange fees	4,110	3,771	7,326	7,150
Other mortgage banking income	2,114	951	3,700	473
Investment commissions	466	426	1,021	860
Fiduciary fees	802	694	1,591	1,432
Other	1,552	1,570	2,114	3,390
Total noninterest income	14,143	12,165	25,438	22,790
Noninterest expense:
Salaries and employee benefits	23,517	19,708	43,671	39,149
Occupancy and equipment, net	4,330	3,972	8,283	7,999
Professional services	1,850	1,874	4,805	3,604
Marketing and development	1,032	919	2,033	1,824
IT and data services	1,968	1,181	3,349	2,345
Bank card expenses	1,616	1,579	3,224	3,033
Other	5,551	4,310	10,025	8,619
Total noninterest expense	39,864	33,543	75,390	66,573
Income before income taxes	24,278	18,625	42,639	34,327
Income tax expense	5,286	4,020	9,102	7,428
Net income	$18,992	$14,605	$33,537	$26,899
Earnings per share:
Basic	$0.99	$0.90	$1.90	$1.65
Diluted	$0.96	$0.86	$1.82	$1.58

Net income	$18,992	$14,605	$33,537	$26,899
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	4,283	(1,341)	3,171	4,299
Less: Change in fair value on hedged state and municipal securities	263	(1,573)	237	(3,825)
Tax effect	(955)	612	(716)	(99)
Other comprehensive income (loss)	3,591	(2,302)	2,692	375
Comprehensive income	$22,583	$12,303	$36,229	$27,274

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2025
Balance at beginning of period	16,235,647	$16,236	$89,799	$395,652	$(57,944)	$443,743
Net income	-	-	-	14,605	-	14,605
Cash dividends declared - $0.15 per share	-	-	-	(2,435)	-	(2,435)
Other comprehensive loss	-	-	-	-	(2,302)	(2,302)
Net issuance of stock related to stock-based awards	3,874	3	(18)	-	-	(15)
Repurchases of common stock	(9,046)	(9)	(267)	-	-	(276)
Stock-based compensation	-	-	754	-	-	754
Balance at end of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074

Three Months Ended June 30, 2026
Balance at beginning of period	16,342,219	$16,342	$91,243	$445,971	$(48,618)	$504,938
Net income	-	-	-	18,992	-	18,992
Cash dividends declared - $0.17 per share	-	-	-	(3,255)	-	(3,255)
Other comprehensive income	-	-	-	-	3,591	3,591
Common stock issued upon acquisition of BOH Holdings, Inc.	2,803,535	2,804	114,664	-	-	117,468
Net issuance of stock related to stock-based awards	4,316	4	(4)	-	-	-
Repurchases of common stock	(310,965)	(311)	(12,531)	-	-	(12,842)
Stock-based compensation	-	-	873	-	-	873
Balance at end of period	18,839,105	$18,839	$194,245	$461,708	$(45,027)	$629,765

Six Months Ended June 30, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	-	-	-	26,899	-	26,899
Cash dividends declared - $0.30 per share	-	-	-	(4,904)	-	(4,904)
Other comprehensive income	-	-	-	-	375	375
Net issuance of stock related to stock-based awards	24,981	24	(301)	-	-	(277)
Stock issued under employee stock purchase plan	8,714	9	226	-	-	235
Repurchases of common stock	(259,046)	(259)	(8,267)	-	-	(8,526)
Stock-based compensation	-	-	1,323	-	-	1,323
Balance at end of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074

Six Months Ended June 30, 2026
Balance at beginning of period	16,293,577	$16,294	$91,065	$434,197	$(47,719)	$493,837
Net income	-	-	-	33,537	-	33,537
Cash dividends declared - $0.34 per share	-	-	-	(6,026)	-	(6,026)
Other comprehensive income	-	-	-	-	2,692	2,692
Common stock issued upon acquisition of BOH Holdings, Inc.	2,803,535	2,804	114,664	-	-	117,468
Net issuance of stock related to stock-based awards	44,506	44	(744)	-	-	(700)
Stock issued under employee stock purchase plan	8,452	8	250	-	-	258
Repurchases of common stock	(310,965)	(311)	(12,531)	-	-	(12,842)
Stock-based compensation	-	-	1,541	-	-	1,541
Balance at end of period	18,839,105	$18,839	$194,245	$461,708	$(45,027)	$629,765

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$33,537	$26,899
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	610	2,920
Provision for foreclosed asset losses	100	-
Depreciation and amortization	3,472	2,939
Accretion and amortization	1,148	1,473
Other gains, net	(133)	(266)
Net gain on sales of loans	(5,065)	(5,246)
Proceeds from sales of loans held for sale	144,232	145,512
Loans originated for sale	(141,739)	(137,489)
Deferred income tax expense	432	(728)
Earnings on bank-owned life insurance	(933)	(805)
Stock-based compensation	1,541	1,323
Change in valuation of mortgage servicing rights	(765)	1,741
Net change in:
Accrued interest receivable and other assets	3,588	5,935
Accrued expenses and other liabilities	4,019	(3,367)
Net cash from operating activities	44,044	40,841

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(502,333)	(9,374)
Maturities, prepayments, and calls	523,316	19,533
Loan originations and principal collections, net	3,919	(45,880)
Net cash received from acquisition of BOH Holdings, Inc.	30,823	-
Purchases of premises and equipment	(2,390)	(2,862)
Proceeds from sales of premises and equipment	58	2,240
Proceeds from sales of foreclosed assets	1,487	974
Net cash from investing activities	54,880	(35,369)

Cash flows from financing activities:
Net change in deposits	170,704	118,062
Net change in short-term borrowings	(15,000)	1,352
Proceeds from common stock issuance	258	235
Payments to tax authorities for stock-based compensation	(700)	(277)
Cash dividends paid on common stock	(6,026)	(4,904)
Payments to repurchase common stock	(12,842)	(8,526)
Net cash from financing activities	136,394	105,942

Net change in cash and cash equivalents	235,318	111,414
Beginning cash and cash equivalents	552,439	359,082
Ending cash and cash equivalents	$787,757	$470,496

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$43,732	$44,173
Income taxes paid	7,412	6,820
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$539	$981
Additions to mortgage servicing rights	943	583

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of June 30, 2026:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition, (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the “gross-up” approach). This ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD”). Purchased seasoned loans (“PSLs”) are defined under this ASU as non-PCD loans that are obtained in a business combination, or non-PCD loans that (1) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. This ASU also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their allowance for credit losses on loans. The Company did not elect this accounting policy. The Company early adopted ASU 2025-08 on April 1, 2026 on a prospective basis and applied it as part of the purchase accounting for BOH Holdings, Inc. See Note 2 for further discussion of the impact of this ASU.

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” This ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in this ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” This update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, early adoption is permitted. The amendments in this ASU are not expected to have a material impact on the Company's financial statements.

Subsequent Events – The Company has evaluated subsequent events and transactions from June 30, 2026 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

2. BUSINESS COMBINATIONS

On April 1, 2026, SPFI completed the acquisition of BOH Holdings, Inc., a Texas corporation (“BOH”), pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated December 1, 2025, which provided for the acquisition by SPFI of BOH through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). The Reorganization Agreement provided that immediately following the consummation of the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, would be merged with and into City Bank, a Texas state banking association and wholly-owned subsidiary of SPFI, with City Bank surviving the merger. As a result of the merger, the Company increased its presence in the Houston, Texas market. At March 31, 2026, BOH had approximately $685.0 million in assets, $631.9 million in total gross loans, and $595.6 million in deposits.

Under the terms of the Reorganization Agreement, shareholders of BOH received 0.1925 shares of the Company’s common stock for each share of BOH common stock held immediately prior to the effective time of the Merger, plus cash, without interest, in lieu of any fractional shares. As a result, the Company issued 2,803,535 shares of its common stock to the former shareholders of BOH.

The Merger was accounted for under ASC 805 as a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from BOH are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to refinement include, but are not limited to, loans, other assets and other liabilities.

The following table details the purchase consideration and the preliminary determination of the purchase consideration to the fair value of the assets acquired and liabilities assumed from BOH as of the closing date of the Merger on April 1, 2026 (dollars in thousands):

Purchase consideration:
Fair value of common stock issued	$117,468
Cash paid to settle outstanding warrants and stock appreciation rights	597
Cash paid in lieu of fractional shares	3
Total consideration	$118,068

Assets acquired:
Cash and due from banks	$4,988
Interest-bearing deposits in banks	26,435
Securities available for sale	6,847
Loans held for investment, net	623,926
Premises and equipment, net	923
Bank-owned life insurance	11,214
Core deposit intangible (10 year life)	4,980
Deferred tax asset, net	840
Other assets	5,433
Total assets acquired	685,586

Liabilities assumed:
Noninterest-bearing deposits	92,315
Interest-bearing deposits	503,530
Short-term borrowings	15,000
Accrued expenses and other liabilities	3,950
Total liabilities assumed	614,795
Preliminary fair value of net assets acquired	70,791
Preliminary goodwill recorded in acquisition	$47,277

The Company recorded preliminary goodwill of $47.3 million, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction.

There was a total of $2.6 million of acquisition related expenses recorded in the six months ended June 30, 2026. This total was comprised of $708 thousand in personnel expenses, $1.2 million in professional services expense, and $693 thousand in data conversion expenses.

Acquired Loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. During the valuation process, the Company identified PCD and PSLs in the acquired loan portfolio. Loans acquired with evidence of credit quality deterioration since origination as of the acquisition date were accounted for as PCD. All remaining loans were considered to be PSLs. For both PSLs and PCD loans, the initial estimate of expected credit losses was included in the balance of loans with an offsetting amount recorded to the ACL as of the date of acquisition. Amortization or accretion of discounts or premiums on the acquired loans will be recognized based on payment structure and the contractual maturity of the individual loans.
The following table includes the fair value and unpaid principal balance of the acquired loans on the April 1, 2026 acquisition date (dollars in thousands):

	Unpaid Principal Balance	Premium (Discount)	ACL on Acquired Loans	Fair Value of Acquired Loans
PCD loans	$89,004	$(1,579)	$(3,173)	$84,252
PSLs	543,503	1,471	(5,300)	539,674
	$632,507	$(108)	$(8,473)	$623,926

Pro Forma Information (unaudited)
The results of operations of BOH have been included in the Company’s consolidated financial statements prospectively beginning on April 1, 2026. The Company has determined it is impractical to disclose stand-alone revenues and earnings for the former BOH operations for the period subsequent to the acquisition date due to the streamlining and integration of processes. The following table presents selected unaudited pro forma financial information reflecting the acquisition of BOH assuming the Merger was completed as of January 1, 2025. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of significant fair value adjustments recorded at the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and BOH had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

Information for the three and six months ended June 30, 2026 reflects the actual results of the Company, excluding merger costs, and the actual results of BOH for the three months ended March 31, 2026, excluding merger costs and including amortization of intangible assets. Information for the three and six months ended June 30, 2025, includes BOH’s actual results for those periods and reflects adjustments related to the amortization of intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total revenue(1)	$47,588	$46,068	$132,997	$131,951
Net income	18,074	14,925	38,784	38,545

(1) Total revenue is defined as the sum of net interest income plus non-interest income.

3.  SECURITIES

Securities available for sale are summarized as follows as of the dates presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Available for sale:
State and municipal	$197,674	$554	$(20,442)	$-	$177,786
Residential mortgage-backed securities	288,743	107	(41,857)	-	246,993
Commercial mortgage-backed securities	50,587	-	(4,302)	-	46,285
Commercial collateralized mortgage obligations	66,689	4	(168)	-	66,525
Asset-backed and other amortizing securities	13,001	-	(951)	-	12,050
Other securities	5,599	251	(62)	-	5,788
	$622,293	$916	$(67,782)	$-	$555,427

December 31, 2025
Available for sale:
State and municipal	$199,417	$388	$(23,500)	$-	$176,305
Residential mortgage-backed securities	302,711	130	(42,081)	-	260,760
Commercial mortgage-backed securities	48,769	-	(3,983)	-	44,786
Commercial collateralized mortgage obligations	67,708	77	(188)	-	67,597
Asset-backed and other amortizing securities	13,972	-	(840)	-	13,132
Other securities	5,000	-	(40)	-	4,960
	$637,577	$595	$(70,632)	$-	$567,540

The amortized cost and estimated fair value of securities at June 30, 2026 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$-	$-
After 1 year through 5 years	5,064	5,010
After 5 years through 10 years	19,481	19,012
After 10 years	178,728	159,552
Declining-balance securities	419,020	371,853
	$622,293	$555,427

At both June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $447.2 million and $413.7 million at June 30, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the dates indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
State and municipal	$277	$1	$166,348	$20,441	$166,625	$20,442
Residential mortgage-backed securities	3,806	89	236,040	41,768	239,846	41,857
Commercial mortgage-backed securities	5,918	97	40,367	4,205	46,285	4,302
Commercial collateralized mortgage obligations	62,708	168	-	-	62,708	168
Asset-backed and other amortizing securities	-	-	12,050	951	12,050	951
Other securities	2,335	62	-	-	2,335	62
	$75,044	$417	$454,805	$67,365	$529,849	$67,782

December 31, 2025
State and municipal	$205	$-	$165,618	$23,500	$165,823	$23,500
Residential mortgage-backed securities	3,132	48	249,710	42,033	252,842	42,081
Commercial mortgage-backed securities	3,503	7	41,284	3,976	44,787	3,983
Commercial collateralized mortgage obligations	63,210	188	-	-	63,210	188
Asset-backed and other amortizing securities	-	-	13,132	840	13,132	840
Other securities	-	-	4,961	40	4,961	40
	$70,050	$243	$474,705	$70,389	$544,755	$70,632

There were 132 securities with an unrealized loss at June 30, 2026, generally due to a continuation of the elevated market interest rate environment. Management evaluates securities available for sale (“AFS”) in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.

4.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate	$1,332,520	$1,064,625
Commercial - specialized	429,380	409,351
Commercial - general	827,452	659,323
Consumer:
1-4 family residential	714,014	589,851
Auto loans	263,810	259,157
Other consumer	61,060	62,092
Construction	143,198	100,103
	3,771,434	3,144,502
Allowance for credit losses on loans	(53,076)	(45,131)
Loans, net	$3,718,358	$3,099,371

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.48 billion at June 30, 2026, and $1.16 billion at December 31, 2025.

The following table details the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Initial ACL on Acquired PCD Loans	Initial ACL on Acquired PSLs	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
For the three months ended June 30, 2026
Commercial real estate	$15,017	$1,897	$1,705	$(227)	$(64)	$-	$18,328
Commercial - specialized	5,351	181	226	(107)	(84)	46	5,613
Commercial - general	7,384	336	914	193	(280)	43	8,590
Consumer:
1-4 family residential	10,803	732	2,207	(152)	(2)	6	13,594
Auto loans	3,298	-	-	226	(122)	47	3,449
Other consumer	1,057	-	3	219	(264)	105	1,120
Construction	1,912	27	245	198	-	-	2,382
	$44,822	$3,173	$5,300	$350	$(816)	$247	$53,076

For the three months ended June 30, 2025
Commercial real estate	$15,787	$-	$-	$(81)	$-	$-	$15,706
Commercial - specialized	4,523	-	-	311	-	47	4,881
Commercial - general	6,403	-	-	856	(284)	253	7,228
Consumer:
1-4 family residential	10,079	-	-	1,030	-	41	11,150
Auto loans	3,096	-	-	252	(392)	39	2,995
Other consumer	1,107	-	-	157	(258)	96	1,102
Construction	1,973	-	-	(25)	-	-	1,948
	$42,968	$-	$-	$2,500	$(934)	$476	$45,010

For the six months ended June 30, 2026
Commercial real estate	$15,214	$1,897	$1,705	$(424)	$(64)	$-	$18,328
Commercial - specialized	5,231	181	226	(16)	(84)	75	5,613
Commercial - general	7,448	336	914	289	(456)	59	8,590
Consumer:
1-4 family residential	11,103	732	2,207	(747)	(2)	301	13,594
Auto loans	3,033	-	-	741	(403)	78	3,449
Other consumer	1,150	-	3	349	(603)	221	1,120
Construction	1,952	27	245	158	-	-	2,382
	$45,131	$3,173	$5,300	$350	$(1,612)	$734	$53,076

For the six months ended June 30, 2025
Commercial real estate	$15,973	$-	$-	$(267)	$-	$-	$15,706
Commercial - specialized	4,640	-	-	160	-	81	4,881
Commercial - general	6,874	-	-	439	(358)	273	7,228
Consumer:
1-4 family residential	9,677	-	-	1,425	-	48	11,150
Auto loans	3,015	-	-	583	(694)	91	2,995
Other consumer	1,115	-	-	410	(572)	149	1,102
Construction	1,943	-	-	-	-	5	1,948
	$43,237	$-	$-	$2,750	$(1,624)	$647	$45,010

The provision for credit losses on the consolidated statements of income is comprised of the provision for credit losses on loans, noted in the above table, and the provision for off-balance sheet credit loss exposures. During the three and six months ended June 30, 2026 the Company recorded a provision for off-balance sheet credit exposures of $- and $260 thousand, respectively. During the three and six months ended June 30, 2025, the Company recorded a provision for off-balance sheet credit exposures of $- and $170 thousand, respectively.

The following table shows the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
June 30, 2026
Commercial real estate	$-	$1,666	$256	$1,922	$1,022
Commercial - specialized	456	155	24	635	60
Commercial - general	-	363	-	363	-
Consumer:
1-4 family residential	-	1,614	-	1,614	44
Auto loans	-	-	-	-	-
Other consumer	-	-	-	-	-
Construction	-	598	-	598	-
	$456	$4,396	$280	$5,132	$1,126

December 31, 2025
Commercial real estate	$462	$941	$-	$1,403	$112
Commercial - specialized	289	255	-	544	-
Commercial - general	1,086	2,869	-	3,955	275
Consumer:
1-4 family residential	-	-	-	-	-
Auto loans	-	-	-	-	-
Other consumer	-	-	-	-	-
Construction	-	-	-	-	-
	$1,837	$4,065	$-	$5,902	$387

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
June 30, 2026
Commercial real estate	$4,726	$213	$1,922	$-
Commercial - specialized	18	-	695	-
Commercial - general	1,157	127	491	363
Consumer:
1-4 Family residential	1,793	2,131	3,139	585
Auto loans	569	40	-	-
Other consumer	531	36	12	-
Construction	-	103	598	598
	$8,794	$2,650	$6,857	$1,546

December 31, 2025
Commercial real estate	$2,241	$206	$1,402	$54
Commercial - specialized	264	50	699	544
Commercial - general	1,173	31	4,108	-
Consumer:
1-4 Family residential	1,221	1,750	845	-
Auto loans	395	40	-	-
Other consumer	765	80	16	-
Construction	455	578	-	-
	$6,514	$2,735	$7,070	$598

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand. Interest income recognized using a cash-basis method on non-accrual loans for the three and six months ended June 30, 2026 and 2025 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million, and past due accruing loans over $250 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following table reflects the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year June 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total

Commercial real estate
Pass	$160,043	$239,581	$157,875	$149,318	$261,011	$267,737	$19,098	$1,254,663
Special mention	-	4,068	3,537	9,760	3,929	12,992	483	34,769
Substandard	-	2,954	13,340	1,444	6,106	19,244	-	43,088
Total commercial real estate loans	$160,043	$246,603	$174,752	$160,522	$271,046	$299,973	$19,581	$1,332,520
Year-to-date gross charge-offs	$-	$-	$-	$-	$64	$-	$-	$64

Commercial - specialized
Pass	$83,730	$62,519	$31,580	$27,638	$25,379	$52,725	$135,913	$419,484
Special mention	2,461	148	2,242	-	-	1,661	1,850	8,362
Substandard	-	-	281	329	879	45	-	1,534
Total commercial - specialized loans	$86,191	$62,667	$34,103	$27,967	$26,258	$54,431	$137,763	$429,380
Year-to-date gross charge-offs	$-	$-	$-	$84	$-	$-	$-	$84

Commercial - general
Pass	$76,511	$181,219	$129,096	$52,329	$104,304	$153,978	$102,813	$800,250
Special mention	-	-	417	10,547	35	1,449	2,465	14,913
Substandard	119	1,132	761	1,616	2,192	2,469	4,000	12,289
Total commercial - general loans	$76,630	$182,351	$130,274	$64,492	$106,531	$157,896	$109,278	$827,452
Year-to-date gross charge-offs	$-	$50	$101	$7	$52	$237	$9	$456

Consumer 1-4 family residential:
Pass	$51,778	$90,562	$67,538	$86,883	$180,321	$187,658	$23,378	$688,118
Special mention	-	-	-	66	3,993	-	-	4,059
Substandard	-	339	4,019	2,773	2,630	11,491	585	21,837
Total consumer 1-4 family residential loans	$51,778	$90,901	$71,557	$89,722	$186,944	$199,149	$23,963	$714,014
Year-to-date gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$2

Consumer auto loans
Pass	$63,794	$95,502	$38,216	$31,979	$27,145	$6,929	$-	$263,565
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	35	35	123	52	-	245
Total consumer auto loans	$63,794	$95,502	$38,251	$32,014	$27,268	$6,981	$-	$263,810
Year-to-date gross charge-offs	$-	$38	$31	$63	$214	$57	$-	$403

Consumer other consumer
Pass	$16,633	$19,964	$9,198	$4,562	$4,567	$4,902	$1,155	$60,981
Special mention	-	-	-	-	-	-	-	-
Substandard	-	14	21	-	15	28	1	79
Total consumer other consumer loans	$16,633	$19,978	$9,219	$4,562	$4,582	$4,930	$1,156	$61,060
Year-to-date gross charge-offs(1)	$-	$279	$231	$5	$6	$82	$-	$603

Construction
Pass	$33,701	$79,410	$15,319	$2,472	$11,067	$-	$-	$141,969
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	103	1,126	-	-	-	1,229
Total construction loans	$33,701	$79,410	$15,422	$3,598	$11,067	$-	$-	$143,198
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
(1) Includes $208 thousand in charged-off demand deposit overdrafts reported as 2026 originations.

 The following table reflects the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

Commercial real estate
Pass	$209,948	$137,602	$195,747	$245,012	$95,319	$143,422	$5,372	$1,032,422
Special mention	-	2,825	7,343	81	166	1,095	483	11,993
Substandard	360	62	5,101	1,613	7,095	5,979	-	20,210
Total commercial real estate loans	$210,308	$140,489	$208,191	$246,706	$102,580	$150,496	$5,855	$1,064,625
Year-to-date gross charge-offs	$-	$-	$541	$-	$-	$-	$-	$541

Commercial - specialized
Pass	$122,003	$35,559	$38,159	$24,081	$32,943	$29,452	$103,491	$385,688
Special mention	4,572	8,076	799	1,042	1,734	830	3,770	20,823
Substandard	-	194	570	811	1,206	59	-	2,840
Total commercial - specialized loans	$126,575	$43,829	$39,528	$25,934	$35,883	$30,341	$107,261	$409,351
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial - general
Pass	$178,827	$103,310	$51,335	$84,327	$43,179	$79,605	$92,158	$632,741
Special mention	60	2,110	12,127	-	1,011	473	-	15,781
Substandard	40	758	1,615	1,281	5,749	1,116	242	10,801
Total commercial - general loans	$178,927	$106,178	$65,077	$85,608	$49,939	$81,194	$92,400	$659,323
Year-to-date gross charge-offs	$-	$245	$164	$116	$63	$245	$50	$883

Consumer 1-4 family residential:
Pass	$95,677	$69,844	$92,148	$137,702	$77,474	$96,393	$4,010	$573,248
Special mention	-	-	621	428	5,061	-	-	6,110
Substandard	214	3,095	1,573	1,067	604	3,940	-	10,493
Total consumer 1-4 family residential loans	$95,891	$72,939	$94,342	$139,197	$83,139	$100,333	$4,010	$589,851
Year-to-date gross charge-offs	$-	$-	$31	$-	$215	$61	$-	$307

Consumer auto loans
Pass	$115,240	$48,236	$42,397	$39,896	$11,045	$2,015	$-	$258,829
Special mention	-	-	-	-	-	-	-	-
Substandard	-	44	70	122	75	17	-	328
Total consumer auto loans	$115,240	$48,280	$42,467	$40,018	$11,120	$2,032	$-	$259,157
Year-to-date gross charge-offs	$29	$243	$367	$477	$198	$35	$-	$1,349

Consumer other consumer
Pass	$27,912	$12,521	$6,704	$7,014	$2,223	$4,096	$1,534	$62,004
Special mention	-	-	-	-	-	-	-	-
Substandard	16	13	-	16	10	33	-	88
Total consumer other consumer loans	$27,928	$12,534	$6,704	$7,030	$2,233	$4,129	$1,534	$62,092
Year-to-date gross charge-offs	$510	$203	$44	$107	$49	$152	$1	$1,066

Construction
Pass	$71,154	$24,768	$2,505	$570	$-	$-	$-	$98,997
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,106	-	-	-	-	1,106
Total construction loans	$71,154	$24,768	$3,611	$570	$-	$-	$-	$100,103
Year-to-date gross charge-offs(1)	$-	$-	$-	$-	$-	$-	$-	$-

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

The following table presents the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	Payment Delay, Term Extension, and Interest Rate Reduction	% of Total Class Financing of Receivable
Three Months Ended June 30, 2026
Commercial real estate	$-	$-	$-	$250	$-	0.02%
Commercial - specialized	174	-	-	-	-	0.04%
Commercial - general	363	48	-	12	-	0.05%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	-	-	-	-	-	0.00%
Other consumer	-	-	-	-	-	0.00%
Construction	-	529	-	-	-	0.37%
	$537	$577	$-	$262	$-	0.04%

Three Months Ended June 30, 2025
Commercial real estate	$-	$-	$-	$-	$-	0.00%
Commercial - specialized	-	-	-	38	-	0.01%
Commercial - general	-	-	-	50	10	0.01%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	44	-	-	-	3	0.02%
Other consumer	-	-	-	17	-	0.03%
Construction	-	-	-	529	-	0.52%
	$44	$-	$-	$634	$13	0.02%

Six Months Ended June 30, 2026
Commercial real estate	$-	$-	$-	$250	$-	0.02%
Commercial - specialized	630	-	-	-	-	0.15%
Commercial - general	378	67	-	12	-	0.06%
Consumer:
1-4 family	-	30	-	236	-	0.04%
Auto loans	-	-	-	-	-	0.00%
Other consumer	-	-	-	-	-	0.00%
Construction	-	529	-	598	-	0.79%
	$1,008	$626	$-	$1,096	$-	0.07%

Six Months Ended June 30, 2025
Commercial real estate	$-	$-	$-	$-	$-	0.00%
Commercial - specialized	-	-	-	38	-	0.01%
Commercial - general	-	260	-	93	10	0.06%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	44	-	-	-	3	0.02%
Other consumer	-	-	-	17	-	0.03%
Construction	-	-	-	529	-	0.52%
	$44	$260	$-	$677	$13	0.03%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Weighted - Average Interest Rate Reduction	Weighted - Average Term Extension (Months)
Three Months Ended June 30, 2026
Commercial real estate	0.00%	13
Commercial - specialized	0.00%	-
Commercial - general	0.00%	6
Consumer:
1-4 Family residential	0.00%	-
Auto loans	0.00%	-
Other consumer	0.00%	-
Construction	0.00%	61

Three Months Ended June 30, 2025
Commercial real estate	0.00%	-
Commercial - specialized	0.00%	14
Commercial - general	1.00%	40
Consumer:
1-4 Family residential	0.00%	-
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

Six Months Ended June 30, 2026
Commercial real estate	0.00%	13
Commercial - specialized	0.00%	-
Commercial - general	1.00%	7
Consumer:
1-4 Family residential	0.00%	45
Auto loans	1.20%	-
Other consumer	0.00%	-
Construction	0.00%	35

Six Months Ended June 30, 2025
Commercial real estate	0.00%	-
Commercial - specialized	0.00%	14
Commercial - general	1.00%	36
Consumer:
1-4 Family residential	0.00%	-
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
June 30, 2026
Commercial real estate	$250	$-	$-	$-
Commercial - specialized	174	-	-	456
Commercial - general	468	-	15	382
Consumer:
1-4 Family residential	103	-	30	133
Auto loans	26	-	-	-
Other consumer	-	-	-	-
Construction	529	-	-	598
	$1,550	$-	$45	$1,569

June 30, 2025
Commercial real estate	$63	$45	$27	$150
Commercial - specialized	-	38	-	-
Commercial - general	605	-	-	139
Consumer:
1-4 Family residential	185	262	60	815
Auto loans	48	-	-	-
Other consumer	17	-	-	-
Construction	529	-	-	141
	$1,447	$345	$87	$1,245

On an ongoing basis, the performance of modified loans is monitored for subsequent payment default. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off. During the three months ended June 30, 2026, the Company had $100 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the six months ended June 30, 2026, the Company had $224 thousand in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.

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

5.  GOODWILL AND INTANGIBLES

As presented in Note 2, the Company recorded goodwill and core deposit intangibles of $47.3 million and $5.0 million, respectively, related to the BOH acquisition.

The Company had goodwill of $66.6 million and $19.3 million at June 30, 2026 and December 31, 2025, respectively.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	June 30, 2026	December 31, 2025
Amortized intangible assets:
Core deposit intangible	$11,659	$6,679
Less: Accumulated amortization	(6,033)	(5,546)
Other intangible assets, net	$5,626	$1,133

6.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the consolidated balance sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$24,611	$24,906	$24,041	$26,292
Additions	623	384	943	583
Valuation adjustment	515	(156)	765	(1,741)
Ending balance	$25,749	$25,134	$25,749	$25,134

	June 30, 2026	December 31, 2025
Mortgage loans serviced for others	$1,777,167	$1,810,579
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.45%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	June 30, 2026	December 31, 2025
Weighted average constant prepayment rate	7.08%	8.81%
Weighted average discount rate	9.72%	9.70%
Weighted average life in years	7.86	7.43

7.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate period expired, these notes float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%, resulting in a rate of 6.75% as of June 30, 2026. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of June 30, 2026, and December 31, 2025, the total amount of subordinated notes outstanding was $14.1 million.

Notes Payable and Other Borrowings
As of June 30, 2026 and December 31, 2025, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”) or any short-term borrowings.

8.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The South Plains Financial, Inc. 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,901,991 at June 30, 2026. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Six Months Ended June 30, 2026
Outstanding at beginning of year:	1,076,673	$18.92
Granted	28,675	38.92
Exercised	(3,664)	20.38
Forfeited	-	-
Expired	-	-

Balance at end of period	1,101,684	$19.43	3.70	$26,056

Exercisable at end of period	1,032,447	$18.43	3.38	$25,453

Vested at end of period	1,032,447	$18.43	3.38	$25,453

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Six Months Ended June 30,
	2026	2025
Expected volatility	39.61%	41.21%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.85%	4.43%
Weighted average grant date fair value	$14.44	$13.35

The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $74 thousand and $507 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Six Months Ended June 30, 2026
Outstanding at beginning of year:	241,035	$28.60
Granted	78,750	41.30
Released	(59,686)	30.28
Expired	(701)	23.67
Forfeited	(1,086)	28.41

Balance at end of period	258,312	$32.10

Nonvested at end of period	166,566	$35.03

Vested unreleased at end of period	91,746	$26.78

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units released during each of the six months ended June 30, 2026 and 2025 was $1.8 million and $546 thousand, respectively.

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the Plan of $839 thousand and $722 thousand, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the Plan of $1.5 million and $1.3 million, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at June 30, 2026 was $5.8 million and will be recognized over a weighted average remaining period of 1.74 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the ESPP of $34 thousand and $32 thousand, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the ESPP of $75 thousand and $65 thousand, respectively.

At June 30, 2026, there was $11 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of one month.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated is presented below:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Expected volatility	26.35% to 29.24%	31.31% to 36.08%
Expected dividend yield	1.59% to 1.78%	1.70% to 1.89%
Expected term (years)	0.5	0.5
Risk-free interest rate	3.59% to 4.12%	4.24% to 5.02%

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	June 30, 2026	December 31, 2025
Commitments to grant loans and unfunded commitments under lines of credit	$737,832	$554,286
Standby letters of credit	36,348	30,681

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At each of June 30, 2026 and December 31, 2025 there were no FHLB letters of credit outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2026 and December 31, 2025, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

As of June 30, 2026 and December 31, 2025, the Company met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and the bank subsidiary was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2026 that management believes have changed the bank subsidiary’s category.

The Company and its bank subsidiary’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital to Risk Weighted Assets:
Consolidated	$706,237	16.54%	$448,427	10.50%	N/A	N/A
City Bank	619,057	14.50%	448,169	10.50%	$426,794	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	647,574	15.16%	363,012	8.50%	N/A	N/A
City Bank	571,674	13.39%	362,803	8.50%	341,435	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	602,574	14.11%	298,951	7.00%	N/A	N/A
City Bank	571,674	13.39%	298,779	7.00%	277,416	6.50%

Tier 1 Capital to Average Assets:
Consolidated	647,574	12.21%	215,000	4.00%	N/A	N/A
City Bank	571,674	10.79%	214,891	4.00%	264,979	5.00%

December 31, 2025
Total Capital to Risk Weighted Assets:
Consolidated	$622,485	17.26%	$378,645	10.50%	N/A	N/A
City Bank	537,444	14.91%	378,576	10.50%	$360,549	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	566,107	15.70%	306,522	8.50%	N/A	N/A
City Bank	492,355	13.66%	306,466	8.50%	288,439	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	521,107	14.45%	252,430	7.00%	N/A	N/A
City Bank	492,355	13.66%	252,384	7.00%	234,357	6.50%

Tier 1 Capital to Average Assets:
Consolidated	566,107	12.53%	181,591	4.00%	N/A	N/A
City Bank	492,355	10.90%	181,512	4.00%	225,868	5.00%

The Company is subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both the Company’s and the Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2026.

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

The following table reflects the changes in fair value hedges included in the consolidated statements of comprehensive income for the periods indicated (dollars in thousands):

		Three Months Ended June 30,
Interest Rate Contracts	Location	2026	2025
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$278	$(1,668)
Change in fair value of hedged investment securities	Other noninterest expense	(263)	1,573
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income-loans	5	(43)
Change in fair value of hedged fixed rate loans	Interest income-loans	(7)	56

		Six Months Ended June 30,
Interest Rate Contracts	Location	2026	2025
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$214	$(4,104)
Change in fair value of hedged investment securities	Other noninterest expense	(237)	3,825
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income-loans	5	(102)
Change in fair value of hedged fixed rate loans	Interest income-loans	(7)	127

The following table reflects the fair value hedges included in the consolidated balance sheets at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$-	$-	$-	$-
Interest rate swaps related to state and municipal securities	-	-	-	-
Included in other assets:
Interest rate swaps related to fixed rate loans	$1,982	$29	$2,030	$24
Interest rate swaps related to state and municipal securities	116,810	9,944	117,860	9,730

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended June 30,
	Location	2026	2025
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(101)	$(46)

		Six Months Ended June 30,
	Location	2026	2025
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$91	$37

The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$-	$-	$-	$-
Interest rate lock commitments	19,407	288	16,127	216

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$17,639	$46	$15,746	$65

The Company had received cash collateral of $9.3 million and $10.5 million to offset asset derivative positions on its interest rate swaps at June 30, 2026 and December 31, 2025, respectively. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at June 30, 2026 and December 31, 2025. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at June 30, 2026 and December 31, 2025. The advanced cash collateral amounts are reported in cash and due from banks in the consolidated balance sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$18,992	$14,605	$33,537	$26,899

Weighted average common shares outstanding - basic	19,100,893	16,231,627	17,686,489	16,323,236
Effect of dilutive securities:
Stock-based compensation awards	708,908	655,366	713,113	650,636
Weighted average common shares outstanding - diluted	19,809,801	16,886,993	18,399,602	16,973,872

Basic earnings per share	$0.99	$0.90	$1.90	$1.65
Diluted earnings per share	$0.96	$0.86	$1.82	$1.58

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$-	$177,786	$-	$177,786
Residential mortgage-backed securities	-	246,993	-	246,993
Commercial mortgage-backed securities	-	46,285	-	46,285
Commercial collateralized mortgage obligations	-	66,525	-	66,525
Asset-backed and other amortizing securities	-	12,050	-	12,050
Other securities	-	5,788	-	5,788
Loans held for sale (mandatory)	-	7,943	-	7,943
Mortgage servicing rights	-	-	25,749	25,749
Asset derivatives	-	10,261	-	10,261
Liability derivatives	-	(46)	-	(46)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	-	-	4,006	4,006

December 31, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$-	$176,305	$-	$176,305
Residential mortgage-backed securities	-	260,760	-	260,760
Commercial mortgage-backed securities	-	44,786	-	44,786
Commercial collateralized mortgage obligations	-	67,597	-	67,597
Asset-backed and other amortizing securities	-	13,132	-	13,132
Other securities	-	4,960	-	4,960
Loans held for sale (mandatory)	-	7,796	-	7,796
Mortgage servicing rights	-	-	24,041	24,041
Asset derivatives	-	9,970	-	9,970
Liability derivatives	-	(65)	-	(65)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	-	-	5,515	5,515

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 6 for the Level 3 change activity for each of the three and six months June 30, 2026 and 2025.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2026, and December 31, 2025, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At June 30, 2026 and December 31, 2025, the aggregate fair value of loans held for sale for mandatory delivery was $7.9 million and $7.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $7.8 million and $7.6 million, respectively, representing differences between fair value and unpaid principal balance of $184 thousand and $152 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of June 30, 2026 and December 31, 2025.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income. For each of the three months ended June 30, 2026 and 2025, the net (gain) loss amount totaled $110 thousand and $(75) thousand, respectively. For each of the six months ended June 30, 2026 and 2025, the net (gain) loss amount totaled $(123) thousand and $(163) thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
June 30, 2026
Non-recurring:
Loans held for investment	$4,006	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 40%
Recurring:
Mortgage servicing rights	25,749	Discounted cash flows	Constant prepayment rate	7.08%
			Discount rate	9.72%

December 31, 2025
Non-recurring:
Loans held for investment	$5,515	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 60%
Recurring:
Mortgage servicing rights	24,041	Discounted cash flows	Constant prepayment rate	8.81%
			Discount rate	9.70%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2026
Financial assets:
Cash and cash equivalents	$787,757	$787,757	$-	$-	$787,757
Loans held for investment, net	3,718,358	-	-	3,708,299	3,708,299
Loans held for sale (best efforts)	3,679	-	3,733	-	3,733
Accrued interest receivable	20,306	-	20,306	-	20,306
Financial liabilities:
Deposits	4,640,626	-	4,640,512	-	4,640,512
Accrued interest payable	5,716	-	5,716	-	5,716
Junior subordinated deferrable interest debentures	46,393	-	35,844	-	35,844
Subordinated debt	14,100	-	13,260	-	13,260

December 31, 2025
Financial assets:
Cash and cash equivalents	$552,439	$552,439	$-	$-	$552,439
Loans held for investment, net	3,099,371	-	-	3,082,072	3,082,072
Loans held for sale (best efforts)	2,197	-	2,237	-	2,237
Accrued interest receivable	20,931	-	20,931	-	20,931
Financial liabilities:
Deposits	3,874,077	-	3,873,806	-	3,873,806
Accrued interest payable	5,014	-	5,014	-	5,014
Junior subordinated deferrable interest debentures	46,393	-	35,213	-	35,213
Subordinated debt	14,100	-	13,907	-	13,907

15.  SUBSEQUENT EVENTS

Dividend Declaration

On July 15, 2026, the Company declared a cash dividend of $0.18 per share of common stock to be paid on August 10, 2026 to all shareholders of record as of the close of business on July 27, 2026.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
risks relating to the acquisition of BOH Holdings, Inc. (“BOH”) and acquisitions generally including disruption to current plans and operations and our ability to recognize the expected benefits and synergies of completed acquisitions;

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

●	elevated asset prices;

●	business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

●	the impact of pandemics, epidemics, or any other health-related crisis;

●	high concentrations of loans secured by real estate located in our market areas;

●	increases in unemployment rates in the United States and our market areas;

●	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

●	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

●	risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

●	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

●	public funds deposits comprising a relatively high percentage of our deposits;

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

●	our ability to maintain our reputation;

●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;

●	our ability to attract, hire and retain qualified management personnel;

●	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

●	interest rate fluctuations, which could have an adverse effect on our profitability;

●	competition from banks, credit unions and other financial services providers;

●	our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;

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

Recent Developments

Mergers and Acquisitions

On April 1, 2026, SPFI acquired BOH Holdings, Inc., a Texas corporation (“BOH”) in an all-stock transaction through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). Immediately after the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, merged with and into City Bank, with City Bank surviving the merger. At March 31, 2026, BOH had approximately $685.0 million in assets, $631.9 million in total gross loans, and $595.6 million in deposits. The total aggregate consideration delivered to holders of BOH common stock was approximately 2.8 million shares of SPFI common stock.

For further information regarding the acquisition of BOH, see Note 2 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Results of Operations

We had net income of $19.0 million, or $0.96 per diluted common share, for the three months ended June 30, 2026, compared to net income of $14.6 million, or $0.86 per diluted common share for the three months ended June 30, 2025. Return on average equity (annualized) was 12.17% and return on average assets (annualized) was 1.44% for the three months ended June 30, 2026, compared to 13.05% and 1.34%, respectively, for the three months ended June 30, 2025. Details of the changes in the various components are further discussed below.

We had net income of $33.5 million, or $1.82 per diluted common share for the six months ended June 30, 2026, compared to net income of $26.9 million, or $1.58 per diluted common share for the six months ended June 30, 2025. Return on average equity (annualized) was 12.02% and return on average assets (annualized) was 1.38% for the six months ended June 30, 2026, compared to 12.19% and 1.25%, respectively, for the six months ended June 30, 2025. Details of the changes in the various components are further discussed below.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,777,590	$64,113	6.81%	$3,094,558	$53,894	6.99%
Investment securities – taxable	482,264	4,238	3.52%	508,508	4,700	3.71%
Investment securities – non-taxable	152,399	1,077	2.83%	152,202	1,015	2.67%
Other interest-earning assets(2)	660,395	5,808	3.53%	456,818	4,747	4.17%
Total interest-earning assets	5,072,648	75,236	5.95%	4,212,086	64,356	6.13%
Noninterest-earning assets	231,192			166,763
Total assets	$5,303,840			$4,378,849

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,871,819	$18,353	2.56%	$2,326,779	$15,890	2.74%
Time deposits	602,818	5,363	3.57%	438,697	4,172	3.81%
Short-term borrowings	3,739	38	4.08%	18	-	0.00%
Subordinated debt	14,100	238	6.77%	64,031	835	5.23%
Junior subordinated deferrable interest debentures	46,393	662	5.72%	46,393	735	6.35%
Total interest-bearing liabilities	3,538,869	24,654	2.79%	2,875,918	21,632	3.02%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,102,345			990,343
Other liabilities	36,540			63,679
Total noninterest-bearing liabilities	1,138,885			1,054,022
Stockholders’ equity	626,086			448,909
Total liabilities and stockholders’ equity	$5,303,840			$4,378,849

Net interest income		$50,582			$42,724
Net interest spread			3.15%			3.11%
Net interest margin(3)			4.00%			4.07%

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,453,878	$116,797	6.82%	$3,084,563	$104,471	6.83%
Investment securities – taxable	486,188	8,523	3.54%	509,431	9,392	3.72%
Investment securities – non-taxable	152,832	2,157	2.85%	152,716	2,029	2.68%
Other interest-earning assets(2)	608,467	10,625	3.52%	421,899	8,606	4.11%
Total interest-earning assets	4,701,365	138,102	5.92%	4,168,609	124,498	6.02%
Noninterest-earning assets	206,067			169,222
Total assets	$4,907,432			$4,337,831

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,669,649	$33,407	2.52%	$2,314,562	$31,401	2.74%
Time deposits	519,734	9,187	3.56%	440,297	8,488	3.89%
Short-term borrowings	1,871	38	4.10%	11	-	0.00%
Subordinated debt	14,100	481	6.88%	64,008	1,670	5.26%
Junior subordinated deferrable interest debentures	46,393	1,321	5.74%	46,393	1,468	6.38%
Total interest-bearing liabilities	3,251,747	44,434	2.76%	2,865,271	43,027	3.03%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,045,930			962,557
Other liabilities	46,948			64,875
Total noninterest-bearing liabilities	1,092,878			1,027,432
Stockholders’ equity	562,807			445,128
Total liabilities and shareholders’ equity	$4,907,432			$4,337,831

Net interest income		$93,668			$81,471
Net interest spread			3.17%			2.99%
Net interest margin(3)			4.02%			3.94%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2026 over 2025
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,896	$(1,677)	$10,219
Investment securities – taxable	(243)	(219)	(462)
Investment securities – non-taxable	1	61	62
Other interest-earning assets	2,115	(1,054)	1,061
Total interest-earning assets	13,769	(2,889)	10,880

Interest-bearing liabilities:
NOW, Savings, MMDAs	3,722	(1,259)	2,463
Time deposits	1,561	(370)	1,191
Short-term borrowings	-	38	38
Subordinated debt	(651)	54	(597)
Junior subordinated deferrable interest debentures	-	(73)	(73)
Total interest-bearing liabilities	4,632	(1,610)	3,022

Net change	$9,137	$(1,279)	$7,858

	Six Months Ended June 30,
	2026 over 2025
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$12,508	$(182)	$12,326
Investment securities – taxable	(429)	(440)	(869)
Investment securities – non-taxable	2	126	128
Other interest-earning assets	3,806	(1,787)	2,019
Total interest-earning assets	15,887	(2,283)	13,604

Interest-bearing liabilities:
NOW, Savings, MMDAs	4,817	(2,811)	2,006
Time deposits	1,531	(832)	699
Short-term borrowings	-	38	38
Subordinated debt	(1,302)	113	(1,189)
Junior subordinated deferrable interest debentures	-	(147)	(147)
Total interest-bearing liabilities	5,046	(3,639)	1,407

Net change	$10,841	$1,356	$12,197

Net interest income for the three months ended June 30, 2026 was $50.3 million, compared to $42.5 million for the three months ended June 30, 2025, an increase of $7.8 million, or 18.5%, and was comprised of an increase of $10.9 million in interest income, partially offset by an increase of $3.0 million in interest expense. The growth in interest income was primarily attributable to an increase of $10.2 million in loan interest income, which was a result of growth of $683.0 million in average loans outstanding, partially offset by a decrease of 18 basis points in the yield on loans due to a decline in market interest rates. The $3.0 million increase in interest expense was primarily related to an increase of $709.2 million in average interest-bearing deposits, partially offset by a decrease of 17 basis points in the interest rate paid on these deposits over the same period in 2025. Additionally, average noninterest-bearing demand deposits increased $112.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in loans and deposits was largely attributable to the BOH acquisition.

For the three months ended June 30, 2026, net interest margin and net interest spread were 4.00% and 3.15%, respectively, compared to 4.07% and 3.11%, respectively, for the same period in 2025, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the six months ended June 30, 2026 was $93.2 million, compared to $81.0 million for the six months ended June 30, 2025, an increase of $12.2 million, or 15.0%, and was comprised of an increase of $13.6 million in interest income, partially offset by an increase of $1.4 million in interest expense. The growth in interest income was attributable to increases of $12.3 million in loan interest income and $2.0 million in interest income on other interest-earning assets. The increase in loan interest income resulted from growth of $369.3 million in average loans outstanding as the yield on loans remained flat. The increase in interest income on other interest-earning assets was primarily due to an increase of $186.6 million in average other interest-bearing assets, partially offset by a decline of 59 basis points in the interest rate paid on those assets. The $1.4 million increase in interest expense was primarily related to an increase of $434.5 million in average interest-bearing deposits, partially offset by a 23 basis point decrease in the rate paid on these deposits over the same period in 2025. The increase in interest expense on deposits was partially offset by a reduction of $1.3 million in interest expense as a result of the redemption of $50 million in subordinated debt securities on September 30, 2025. The increase in loans and deposits was largely attributable to the BOH acquisition.

For the six months ended June 30, 2026, net interest margin and net interest spread were 4.02% and 3.17%, respectively, compared to 3.94% and 2.99%, respectively, for the same period in 2025, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the three months ended June 30, 2026 was $350 thousand, compared to $2.5 million for the three months ended June 30, 2025. The decrease in provision of $2.2 million was primarily attributable to the increase in specific reserves, and increase in loan balances, and several credit quality downgrades that occurred during the second quarter of 2025.

The provision for credit losses for the six months ended June 30, 2026 was $610 thousand, compared to $2.9 million for the six months ended June 30, 2025. The decrease in provision of $2.3 million, as noted above, was largely attributable to the increase in specific reserves, and increase in loan balances, and several credit quality downgrades that occurred during the first two quarters of 2025.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase (decrease)	2026	2025	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,366	$2,098	$268	$4,621	$4,239	$382
Bank card services and interchange fees	4,110	3,771	339	7,326	7,150	176
Mortgage banking activities	4,847	3,606	1,241	8,765	5,719	3,046
Investment commissions	466	426	40	1,021	860	161
Fiduciary income	802	694	108	1,591	1,432	159
Other income and fees(1)	1,552	1,570	(18)	2,114	3,390	(1,276)
Total noninterest income	$14,143	$12,165	$1,978	$25,438	$22,790	$2,648

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended June 30, 2026 was $14.1 million, compared to $12.2 million for the three months ended June 30, 2025, an increase of $2.0 million, or 16.3%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $268 thousand, or 12.8%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was largely attributable to continued focus on deposit growth and the BOH acquisition.

Bank card services and interchange fees - Income from bank card services and interchange fees increased $339 thousand, or 9.0%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily the result of an increased focus on business purchase card activity during the three months ended June 30, 2026 compared to the same period in 2025, in addition to new activity as a result of the BOH acquisition.

Mortgage banking activities - Income from mortgage banking activities increased $1.2 million, or 34.4%, to $4.8 million for the three months ended June 30, 2026 from $3.6 million for the three months ended June 30, 2025. This increase was partially the result of a $515 thousand positive fair value adjustment to our mortgage servicing rights portfolio in the second quarter of 2026 compared to a negative fair value adjustment of $156 thousand in the second quarter of 2025. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which increased during the second quarter of 2026 as compared to decreasing during the second quarter of 2025. Additionally, there was an increase in other mortgage income related to an increase in originations of loans held for sale in the second quarter of 2026 as compared to the same period of 2025.

Noninterest income for the six months ended June 30, 2026 was $25.4 million, compared to $22.8 million for the six months ended June 30, 2025, an increase of $2.6 million, or 11.6%. Significant changes in the components of noninterest income are detailed below.

Mortgage banking activities - Income from mortgage banking activities increased $3.0 million, or 53.3%, to $8.8 million for the six months ended June 30, 2026 from $5.7 million for the six months ended June 30, 2025. This increase was mainly the result of a $765 thousand positive fair value adjustment to our mortgage servicing rights portfolio for the six months ended June 30, 2026 compared to a negative fair value adjustment of $1.7 million for the same period in 2025. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which increased during the first two quarters of 2026 as compared to decreases in the same period within 2025. Additionally, there was an increase in other mortgage income related to an increase in originations of loans held for sale in the first two quarters of 2026 as compared to the same period in the prior year.

Other income and fees - Other income and fees decreased $1.3 million, or 37.6%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily the result of a decrease of $497 thousand in income from SBIC investments and a decrease of $224 thousand on gains on sales of fixed assets.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase (decrease)	2026	2025	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$23,517	$19,708	$3,809	$43,671	$39,149	$4,522
Occupancy and equipment, net	4,330	3,972	358	8,283	7,999	284
Professional services	1,850	1,874	(24)	4,805	3,604	1,201
Marketing and development	1,032	919	113	2,033	1,824	209
IT and data services	1,968	1,181	787	3,349	2,345	1,004
Bankcard expenses	1,616	1,579	37	3,224	3,033	191
Appraisal expenses	375	236	139	566	428	138
Other expenses(1)	5,176	4,074	1,102	9,459	8,191	1,268
Total noninterest expense	$39,864	$33,543	$6,321	$75,390	$66,573	$8,817

(1)	Other expenses include items such as banking regulatory assessments, intangible asset amortization, data conversion expenses, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended June 30, 2026 was $39.9 million compared to $33.5 million for the three months ended June 30, 2025, an increase of $6.3 million, or 18.8%. Significant changes in the components of noninterest expense are detailed below. There was a total of $1.1 million of acquisition related expenses recorded in the three months ended June 30, 2026. This total was comprised of $708 thousand in personnel expenses and $343 thousand in data conversion expenses.

Salaries and employee benefits - Salaries and employee benefits increased $3.8 million, or 19.3%, from $19.8 million for the three months ended June 30, 2025 to $23.5 million for the three months ended June 30, 2026. This increase was primarily driven by personnel expenses related to the BOH acquisition - both recurring core and one-time expenses, annual salary adjustments, and new lender hires during the last twelve months.

Occupancy and equipment, net - Occupancy expenses increased $358 thousand or 9.0%, from $4.0 million for the three months ended June 30, 2025 to $4.3 million for the three months ended June 30, 2026. This increase was primarily related to new costs related to the acquisition of BOH.

IT and data services - IT and data services increased $787 thousand or 66.6%, to $2.0 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. This increase was largely related to the acquisition of BOH, in addition to rising software costs and costs related to the implementation of a new loan origination system.

Other expenses - Other expenses increased $1.1 million, or 27.0%, from $4.0 million for the three months ended June 30, 2025 to $5.2 million for the three months ended June 30, 2026. This was primarily the result of increases for data conversion expenses related to the BOH acquisition and new core expenses after the acquisition of BOH.

Noninterest expense for the six months ended June 30, 2026 was $75.4 million, compared to $66.6 million for the six months ended June 30, 2025, an increase of $8.8 million, or 13.2%. Significant changes in the components of noninterest expense are detailed below. There was a total of $2.6 million of acquisition related expenses recorded in the six months ended June 30, 2026. This total was comprised of $708 thousand in personnel expenses, $1.2 million in professional services expense, and $693 thousand in data conversion expenses.

Salaries and employee benefits - Salaries and employee benefits increased $4.5 million, or 11.6%, from $39.1 million for the six months ended June 30, 2025 to $43.7 million for the six months ended June 30, 2026. This increase was primarily driven by personnel expenses related to the BOH acquisition - both recurring core and one-time expenses, annual salary adjustments and new lender hires during the last twelve months.

Professional services - Professional services increased $1.2 million, or 33.3% from $3.6 million for the three months ended June 30, 2025 to $4.8 million for the three months ended June 30, 2026. This increase was driven by the $1.2 million of acquisition related expenses in the first quarter of 2026.

IT and data services - IT and data services increased $1.0 million, or 42.8%, from $2.3 million for six months ended June 30, 2025 to $3.3 million for the six months ended June 30, 2026. The increase is primarily a result of the acquisition of BOH, additionally, there has been continued rising cost of technology services and new costs related to the implementation of a new loan origination system.

Other expenses - Other expenses increased $1.3 million, or 15.5%, from $8.2 million for the six months ended June 30, 2025 to $9.5 million for the six months ended June 30, 2026. This was primarily the result of increases for data conversion expenses related to the BOH acquisition and new core expenses after the acquisition of BOH.

Financial Condition

Our total assets increased $910.7 million, or 20.3%, to $5.39 billion at June 30, 2026, compared to $4.48 billion at December 31, 2025. Our loans held for investment increased $626.9 million, or 19.9%, to $3.77 billion at June 30, 2026, compared to $3.14 billion at December 31, 2025. Our securities portfolio decreased $12.1 million, or 2.1%, to $555.4 million at June 30, 2026, compared to $567.5 million at December 31, 2025. Total deposits increased $766.5 million, or 19.8%, to $4.64 billion at June 30, 2026, compared to $3.87 billion at December 31, 2025.

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

Loans held for investment increased $626.9 million, or 19.9%, to $3.77 billion at June 30, 2026, compared to $3.14 billion at December 31, 2025. The increase in loans was primarily a result of an increase of $631.9 million in loans from the BOH acquisition.

The following table shows the contractual maturities of our loans held for investment portfolio at June 30, 2026:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$324,181	$724,554	$231,053	$52,732	$1,332,520
Commercial - specialized	117,558	208,404	70,989	32,429	429,380
Commercial - general	202,434	387,516	158,280	79,222	827,452
Consumer:
1-4 family residential	72,973	162,820	109,443	368,778	714,014
Auto loans	4,018	159,309	100,483	-	263,810
Other consumer	8,369	39,620	13,071	-	61,060
Construction	116,557	22,400	2,095	2,146	143,198
Total loans	$846,090	$1,704,623	$685,414	$535,307	$3,771,434

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of June 30, 2026:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$381,887	$626,452
Commercial - specialized	121,172	190,650
Commercial - general	242,322	382,696
Consumer:
1-4 family residential	369,601	271,440
Auto loans	259,792	-
Other consumer	52,691	-
Construction	7,884	18,757
Total loans	$1,435,349	$1,489,995

At June 30, 2026, there was $1.94 billion in adjustable rate loans, with $1.23 billion of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $695.8 million will reprice immediately upon changes in the underlying index rate, with the remaining $532.9 million being subject to rate ceilings, floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 74.6% of our loans were secured by real property as of June 30, 2026, compared to 71.6% as of December 31, 2025. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 39.2% of loans held for investment as of June 30, 2026 and represented 37.0% of loans held for investment as of December 31, 2025. Further, 95% of the total dollar amount of these loans are secured by collateral located in the state of Texas.

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

Commercial real estate loans increased $267.9 million, or 25.2%, to $1.33 billion as of June 30, 2026 from $1.06 billion as of December 31, 2025. The increase was primarily due to increases broadly across this segment related to the BOH acquisition.

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

Commercial specialized loans increased $20.0 million, or 4.9%, to $429.4 million as of June 30, 2026 from $409.4 million as of December 31, 2025. The increase was primarily due to increases in loans to finance and investment companies as a result of the BOH acquisition, partially offset by net repayments of $14.0 million in seasonal agricultural-related loans.

Commercial general loans increased $168.1 million, or 25.5%, to $827.5 million as of June 30, 2026 from $659.3 million as of December 31, 2025. The increase was primarily due to increases broadly across this segment related to the BOH acquisition.

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

Consumer and other loans increased $127.8 million, or 14.0%, to $1.04 billion as of June 30, 2026, from $911.1 million as of December 31, 2025. The growth in these loans was primarily a result of an increase of $124.2 million in residential mortgage loans, mostly related to the BOH acquisition. As of June 30, 2026, our consumer loan portfolio was comprised of $714.0 million in 1-4 family residential loans, $263.8 million in auto loans, and $61.1 million in other consumer loans.

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

Construction loans increased $43.1 million, or 43.1%, to $143.2 million as of June 30, 2026 from $100.1 million as of December 31, 2025. This increase was primarily due to the acquisition of BOH.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.48 billion at June 30, 2026 and $1.16 billion at December 31, 2025. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of June 30, 2026, total income-producing commercial real estate property loans totaled $993.6 million and was comprised of $229.8 million of multi-family property loans, $277.2 million of retail property loans, $182.9 million of office property loans, $160.4 in industrial and warehouse loans, $45.6 million in storage facilities loans, $41.5 million in hospitality loans, and $56.2 million in other property loans. Other property loans include types such as RV parks and convenience stores. As of June 30, 2026, total construction, acquisition, and development property loans totaled $482.2 million and was comprised of $143.8 million in residential construction property loans and $338.4 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 57% at June 30, 2026. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 56% at June 30, 2026.

Owner-occupied commercial real estate loans totaled $538.9 million at June 30, 2026 and $419.0 million at December 31, 2025.

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

The following table summarizes commitments we have made as of the dates presented.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$737,832	$554,286
Standby letters of credit	36,348	30,681
Total	$774,180	$584,967

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

The ACL for loans was $53.1 million at June 30, 2026, compared to $45.1 million at December 31, 2025, an increase of $7.9 million, or 17.6%. The increase was largely driven by $8.5 million of ACL recorded for loans acquired in the BOH acquisition and a $350 thousand provision for ACL being recorded during the six months ended June 30, 2026, partially offset by net charge-offs of $878 thousand during the period. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the uncertain impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the prolonged elevated interest rate environment and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Average loans outstanding during periods
Commercial real estate	$1,490,081	$1,096,884	$1,272,021	$1,112,634
Commercial – specialized	418,472	378,668	407,695	379,246
Commercial – general	743,403	598,036	698,459	580,014
Consumer:
1-4 family residential	663,854	583,520	627,705	574,743
Auto loans	259,206	261,078	258,447	260,010
Other consumer	61,918	64,236	62,004	64,278
Construction	124,519	100,254	113,787	101,288
Loans held for sale	16,137	11,882	13,760	12,350
Total average loans outstanding during the periods	$3,777,590	$3,094,558	$3,453,878	$3,084,563

Net charge-offs (recoveries) during the periods
Commercial real estate	$64	$-	$64	$-
Commercial – specialized	38	(47)	9	(81)
Commercial – general	237	31	397	85
Consumer:
1-4 family residential	(4)	(41)	(299)	(48)
Auto loans	75	353	325	603
Other consumer	159	162	382	423
Construction	-	-	-	(5)
Total net charge-offs (recoveries) during the periods	$569	$458	$878	$977

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.00%	0.00%	0.01%	0.00%
Commercial – specialized	0.01%	(0.01)%	0.00%	(0.02)%
Commercial – general	0.03%	0.01%	0.06%	0.01%
Consumer:
1-4 family residential	0.00%	(0.01)%	(0.05)%	(0.01)%
Auto loans	0.03%	0.14%	0.13%	0.23%
Other consumer	0.26%	0.25%	0.62%	0.66%
Construction	0.00%	0.00%	0.00%	0.00%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.02%	0.01%	0.03%	0.03%
The following table provides other loan data as of the dates indicated.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Total loans held for investment outstanding	$3,771,434	$3,144,502
Nonaccrual loans	$6,857	$7,070
Allowance for credit losses on loans	$53,076	$45,131
Ratio of allowance to total loans held for investment	1.41%	1.44%
Ratio of allowance to nonaccrual loans	774.04%	638.35%
Ratio of nonaccrual loans to total loans held for investment	0.18%	0.22%

Net charge-offs totaled $569 thousand and were 0.06% (annualized) of average loans outstanding for the three months ended June 30, 2026, which is comparable to $458 thousand and 0.06% (annualized) for the three months ended June 30, 2025. Net charge-offs totaled $878 thousand and were 0.05% (annualized) of average loans outstanding for the six months ended June 30, 2026, which is comparable to $977 thousand and 0.06% (annualized) for the six months ended June 30, 2025. The allowance for credit losses on loans as a percentage of loans held for investment was 1.41% at June 30, 2026 and 1.44% at December 31, 2025.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$18,431	34.7%	$15,214	33.8%
Commercial – specialized	6,839	12.9%	5,231	11.6%
Commercial – general	8,224	15.5%	7,448	16.5%
Consumer:
1-4 family residential	9,653	18.2%	11,103	24.6%
Auto loans	3,449	6.5%	3,033	6.7%
Other consumer	1,004	1.9%	1,150	2.5%
Construction	5,476	10.3%	1,952	4.3%
Total allowance for credit losses	$53,076	100.0%	$45,131	100.0%

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

At June 30, 2026, our total nonaccrual loans were $6.9 million, or 0.18% of total loans held for investment, which is comparable to $7.1 million, or 0.22% of total loans held for investment, at December 31, 2025. Any loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans to cover any probable loss.

Nonperforming loans were $9.5 million at June 30, 2026, which is comparable to $9.8 million at December 31, 2025.

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

Total securities at June 30, 2026 were $555.4 million, representing a decrease of $12.1 million, or 2.1%, compared to $567.5 million at December 31, 2025. The decrease was primarily due to $21.0 million in maturities, net of purchases, prepayments and calls, partially offset by $6.8 million in securities acquired from BOH, and a $3.2 million increase in the fair value of securities available for sale at June 30, 2026 as compared to December 31, 2025.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2026, the fair value of the Company’s securities available for sale was $66.9 million lower than the amortized cost. At June 30, 2026, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
June 30, 2026	(Dollars in thousands)
Available-for-sale
State and municipal	$-	0.00%	$5,064	3.01%	$13,882	2.53%	$178,729	2.37%
Mortgage-backed securities - residential	51	1.67%	997	2.33%	221	3.47%	287,475	2.29%
Mortgage-backed securities - commercial	-	0.00%	2,530	4.07%	46,558	2.31%	1,499	4.55%
Collateralized mortgage obligations	-	0.00%	62,876	4.26%	-	0.00%	3,814	5.21%
Asset-backed and other amortizing securities	-	0.00%	227	3.00%	1,850	3.20%	10,923	2.75%
Other securities	-	0.00%	-	0.00%	5,599	7.49%	-	0.00%
Total available-for-sale	$51	1.67%	$71,694	4.13%	$68,110	2.81%	$482,440	2.36%

December 31, 2025
Available-for-sale
State and municipal	$545	3.46%	$5,079	2.72%	$12,841	2.40%	$180,951	2.38%
Mortgage-backed securities - residential	41	1.33%	1,040	2.06%	518	2.97%	301,112	2.29%
Mortgage-backed securities - commercial	-	0.00%	1,525	4.03%	47,244	2.31%	-	0.00%
Collateralized mortgage obligations	-	0.00%	-	0.00%	63,398	4.56%	4,310	5.30%
Asset-backed and other amortizing securities	-	0.00%	254	2.99%	2,069	3.19%	11,649	2.75%
Other securities	-	0.00%	5,000	7.53%	-	0.00%	-	0.00%
Total available-for-sale	$586	3.31%	$12,898	4.69%	$126,070	3.47%	$498,022	2.36%

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

Total deposits at June 30, 2026 were $4.64 billion, representing an increase of $766.5 million, or 19.8%, compared to $3.87 billion at December 31, 2025. The increase since December 31, 2025 was largely due to deposits acquired from BOH with additional organic growth and a seasonal increase in public fund deposits in both noninterest-bearing and interest-bearing deposits occurring broadly across retail and commercial deposits. As of June 30, 2026, 24.8% of total deposits were comprised of noninterest-bearing demand accounts, 62.2% of interest-bearing non-maturity accounts and 13.0% of time deposits.

The following table shows the deposit mix as of the dates presented:

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,151,641	24.8%	$1,023,517	26.4%
NOW and other transaction accounts	1,554,184	33.5%	1,307,596	33.8%
Money market and other savings	1,330,583	28.7%	1,111,529	28.7%
Time deposits	604,218	13.0%	431,435	11.1%
Total deposits	$4,640,626	100.0%	$3,874,077	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended June 30,
	2026		2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,102,345	0.00%	$990,343	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,345,763	2.16%	1,250,852	2.64%
Savings accounts	136,368	0.68%	132,428	0.81%
Money market accounts	1,389,688	3.14%	943,499	3.14%
Time deposits	602,818	3.57%	438,697	3.81%
Total interest-bearing deposits	3,474,637	2.74%	2,765,476	2.91%
Total deposits	$4,576,982	2.08%	$3,755,819	2.14%

	Six Months Ended June 30,
	2026		2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,045,930	0.00%	$962,557	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,335,408	2.27%	1,086,742	2.78%
Savings accounts	134,735	0.69%	133,356	0.81%
Money market accounts	1,199,506	3.02%	1,094,464	2.92%
Time deposits	519,734	3.56%	440,297	3.89%
Total interest-bearing deposits	3,189,383	2.69%	2,754,859	2.92%
Total deposits	$4,235,313	2.03%	$3,717,416	2.16%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of June 30, 2026 follows:

Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
(Dollars in thousands)
$86,922	$40,757	$42,466	$7,676	$177,821

The estimated amount of uninsured deposits as of June 30, 2026 was $1.73 billion. This represented approximately 37% of total deposits and excludes $375.9 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2026 and December 31, 2025, we had total remaining borrowing capacity from the FHLB of $1.32 billion and $1.27 billion, respectively, with no outstanding balance. There were $15 million in FHLB advances assumed in the acquisition of BOH. These advances had a weighted-average interest rate of 3.89% and were repaid in May of 2026. We had no other FHLB borrowings during the three and six months ended June 30, 2026 or 2025.

The Company may use FHLB letters of credit to pledge to certain public deposits. There was no outstanding balance of FHLB letters of credit at June 30, 2026 and December 31, 2025.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $788.7 million and $659.7 million at June 30, 2026 and December 31, 2025, respectively, with no outstanding balance. We had no FRB borrowings during the three and six months ended June 30, 2026 or 2025.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million as of June 30, 2026 and December 31, 2025, with no outstanding balance. The lines were not used, other than overnight testing, during the three and six months ended June 30, 2026 or 2025.

Subordinated Debt. In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted-average fixed rate of 6.41% for the first seven years. After the fixed rate period expired, these notes float at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%, resulting in a rate of 6.75% as of June 30, 2026. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations. As of June 30, 2026, the total amount of subordinated debt outstanding was $14.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at June 30, 2026 and December 31, 2025. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of June 30, 2026, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
SPFCT III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 6.58%
SPFCT IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 165 bps; 5.33%
SPFCT V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 176 bps; 5.44%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to June 30, 2026.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At June 30, 2026, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.3 billion and $788.7 million, respectively.

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

Capital

Total stockholders’ equity was $629.8 million as of June 30, 2026, compared to $493.8 million as of December 31, 2025, an increase of $135.9 million, or 27.5%. The increase from December 31, 2025 was primarily the result of $117.5 million in common stock issued related to the BOH acquisition, $33.5 million in net income for the six months ended June 30, 2026 and an increase in accumulated other comprehensive income (“AOCI”) of $2.7 million related to fair value changes in available for sale securities and related fair value hedges, partially offset by $6.0 million of dividends paid and $12.8 million in repurchases of common stock for the six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, both we and the Bank met all the capital adequacy requirements to which we and the Bank were subject. At June 30, 2026, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to us and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of the dates indicated.

	June 30, 2026		December 31, 2025
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated:
Total capital (to risk-weighted assets)	$706,237	16.54%	$622,485	17.26%
Tier 1 capital (to risk-weighted assets)	647,574	15.16%	566,107	15.70%
CET 1 capital (to risk-weighted assets)	602,574	14.11%	521,107	14.45%
Tier 1 capital (to average assets)	647,574	12.21%	566,107	12.53%

City Bank:
Total capital (to risk-weighted assets)	$619,057	14.50%	$537,444	14.91%
Tier 1 capital (to risk-weighted assets)	571,674	13.39%	492,355	13.66%
CET 1 capital (to risk-weighted assets)	571,674	13.39%	492,355	13.66%
Tier 1 capital (to average assets)	571,674	10.79%	492,355	10.90%

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On November 25, 2025, the federal banking agencies jointly proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the requirements of the Basel III capital framework as described above.

Treasury Stock

We repurchased stock in accordance with our previously-announced stock repurchase program and also in a privately negotiated transaction during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2026, we repurchased 310,965 shares of common stock for a total of $12.8 million. For the three months ended June 30, 2025, we repurchased 9,046 shares of common stock for a total of $276 thousand. For the six months ended June 30, 2025, we repurchased 259,046 shares of common stock for a total of $8.5 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	June 30, 2026	December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	0.53	(3.03)
+200	0.6	(1.91)
+100	0.54	(0.89)
-100	(1.6)	(0.26)
-200	(1.66)	0.27

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Total stockholders' equity	$629,765	$493,837
Less: Goodwill and other intangibles	(72,218)	(20,448)
Tangible common equity	$557,547	$473,389

Total assets	$5,391,206	$4,480,500
Less: Goodwill and other intangibles	(72,218)	(20,448)
Tangible assets	$5,318,988	$4,460,052
Shares outstanding	18,839,105	16,293,577
Total stockholders' equity to total assets	11.68%	11.02%
Tangible common equity to tangible assets	10.48%	10.61%
Book value per share	$33.43	$30.31
Tangible book value per share	$29.60	$29.05

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

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the consolidated financial statements as of December 31, 2025.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to repurchases of Common Stock under the New Program, the Company also repurchased Common Stock in a privately negotiated transaction during the three months ended June 30, 2026.

The following table summarizes the share repurchase activity under the New Program and through privately negotiated transactions for the three months ended June 30, 2026.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly-Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly-Announced Plans
April 2026	-	$-	$-	$10,000,000
May 2026	10,965	38.91	426,181	9,573,819
June 2026	300,000	41.39	-	9,573,819
Total	310,965

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101*
The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	August 6, 2026	By:	/s/ Cory T. Newsom
Cory T. Newsom
President (Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer