Form 10-Q
period 2026-09-30
SOUTH PLAINS FINANCIAL, INC.
filed 2026-11-03
CIK 1163668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 18,847,573 shares of common stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Financial Statements

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$48,735	$58,318
Interest-bearing deposits in banks	728,000	494,121
Cash and cash equivalents	776,735	552,439
Securities available for sale	518,347	567,540
Loans held for sale ($7,980 and $7,796 at fair value at September 30, 2026 and December 31, 2025, respectively)	10,451	9,993
Loans held for investment	3,831,138	3,144,502
Allowance for credit losses on loans	(52,768)	(45,131)
Loans held for investment, net	3,778,370	3,099,371
Accrued interest receivable	20,711	20,931
Premises and equipment, net	51,154	51,563
Bank-owned life insurance	90,336	77,694
Goodwill	66,592	19,315
Intangible assets, net	5,265	1,133
Mortgage servicing rights	27,616	24,041
Deferred tax asset, net	27,461	20,433
Other assets	37,836	36,047
Total assets	$5,410,874	$4,480,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$1,179,107	$1,023,517
Interest-bearing	3,481,584	2,850,560
Total deposits	4,660,691	3,874,077
Accrued expenses and other liabilities	66,934	52,093
Subordinated debt	14,100	14,100
Junior subordinated deferrable interest debentures	46,393	46,393
Total liabilities	4,788,118	3,986,663

Stockholders’ equity:
Common stock, $1.00 par value per share, 30,000,000 shares authorized; 18,847,573 and 16,293,577 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18,848	16,294
Additional paid-in capital	195,307	91,065
Retained earnings	479,082	434,197
Accumulated other comprehensive loss	(70,481)	(47,719)
Total stockholders’ equity	622,756	493,837
Total liabilities and stockholders’ equity	$5,410,874	$4,480,500

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$65,495	$53,928	$182,278	$158,384
Securities:
Taxable	4,166	4,638	12,689	14,030
Non-taxable	849	853	2,553	2,456
Federal funds sold and interest-bearing deposits in banks	5,900	5,101	16,525	13,707
Total interest income	76,410	64,520	214,045	188,577
Interest expense:
Deposits	24,038	19,925	66,632	59,814
Short-term borrowings	-	-	38	-
Subordinated debt	238	835	719	2,505
Junior subordinated deferrable interest debentures	673	741	1,994	2,209
Total interest expense	24,949	21,501	69,383	64,528
Net interest income	51,461	43,019	144,662	124,049
Provision for credit losses	830	500	1,440	3,420
Net interest income, after provision for credit losses	50,631	42,519	143,222	120,629
Noninterest income:
Service charges on deposit accounts	2,531	2,266	7,152	6,505
Net gain on sales of loans	1,783	2,338	6,848	7,584
Bank card services and interchange fees	3,542	3,403	10,868	10,553
Other mortgage banking income	3,095	237	6,795	710
Investment commissions	593	428	1,614	1,288
Fiduciary fees	855	729	2,446	2,161
Other	1,411	1,764	3,525	5,154
Total noninterest income	13,810	11,165	39,248	33,955
Noninterest expense:
Salaries and employee benefits	22,388	19,413	66,059	58,562
Occupancy and equipment, net	4,266	4,046	12,549	12,045
Professional services	1,940	1,293	6,745	4,897
Marketing and development	1,028	979	3,061	2,803
IT and data services	1,759	1,184	5,108	3,529
Bank card expenses	1,805	1,637	5,029	4,670
Other	4,888	4,472	14,913	13,091
Total noninterest expense	38,074	33,024	113,464	99,597
Income before income taxes	26,367	20,660	69,006	54,987
Income tax expense	5,602	4,342	14,704	11,770
Net income	$20,765	$16,318	$54,302	$43,217
Earnings per share:
Basic	$1.10	$1.00	$3.00	$2.65
Diluted	$1.06	$0.96	$2.89	$2.55

Net income	$20,765	$16,318	$54,302	$43,217
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(33,156)	12,450	(29,984)	16,749
Less: Change in fair value on hedged state and municipal securities	936	(878)	1,172	(4,703)
Tax effect	6,766	(2,430)	6,050	(2,529)
Other comprehensive income (loss)	(25,454)	9,142	(22,762)	9,517
Comprehensive income (loss)	$(4,689)	$25,460	$31,540	$52,734

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Three Months Ended September 30, 2025
Balance at beginning of period	16,230,475	$16,230	$90,268	$407,822	$(60,246)	$454,074
Net income	-	-	-	16,318	-	16,318
Cash dividends declared - $0.16 per share	-	-	-	(2,598)	-	(2,598)
Other comprehensive income	-	-	-	-	9,142	9,142
Net issuance of stock related to stock-based awards	10,153	11	(11)	-	-	-
Stock issued under employee stock purchase plan	7,211	7	209	-	-	216
Stock-based compensation	-	-	650	-	-	650
Balance at end of period	16,247,839	$16,248	$91,116	$421,542	$(51,104)	$477,802

Three Months Ended September 30, 2026
Balance at beginning of period	18,839,105	$18,839	$194,245	$461,708	$(45,027)	$629,765
Net income	-	-	-	20,765	-	20,765
Cash dividends declared - $0.18 per share	-	-	-	(3,391)	-	(3,391)
Other comprehensive loss	-	-	-	-	(25,454)	(25,454)
Stock issued under employee stock purchase plan	8,468	9	299	-	-	308
Stock-based compensation	-	-	763	-	-	763
Balance at end of period	18,847,573	$18,848	$195,307	$479,082	$(70,481)	$622,756

Nine Months Ended September 30, 2025
Balance at beginning of period	16,455,826	$16,456	$97,287	$385,827	$(60,621)	$438,949
Net income	-	-	-	43,217	-	43,217
Cash dividends declared - $0.46 per share	-	-	-	(7,502)	-	(7,502)
Other comprehensive income	-	-	-	-	9,517	9,517
Net issuance of stock related to stock-based awards	35,134	35	(312)	-	-	(277)
Stock issued under employee stock purchase plan	15,925	16	435	-	-	451
Repurchases of common stock	(259,046)	(259)	(8,267)	-	-	(8,526)
Stock-based compensation	-	-	1,973	-	-	1,973
Balance at end of period	16,247,839	$16,248	$91,116	$421,542	$(51,104)	$477,802

Nine Months Ended September 30, 2026
Balance at beginning of period	16,293,577	$16,294	$91,065	$434,197	$(47,719)	$493,837
Net income	-	-	-	54,302	-	54,302
Cash dividends declared - $0.52 per share	-	-	-	(9,417)	-	(9,417)
Other comprehensive loss	-	-	-	-	(22,762)	(22,762)
Common stock issued upon acquisition of BOH Holdings, Inc.	2,803,535	2,804	114,664	-	-	117,468
Net issuance of stock related to stock-based awards	44,506	44	(744)	-	-	(700)
Stock issued under employee stock purchase plan	16,920	17	549	-	-	566
Repurchases of common stock	(310,965)	(311)	(12,531)	-	-	(12,842)
Stock-based compensation	-	-	2,304	-	-	2,304
Balance at end of period	18,847,573	$18,848	$195,307	$479,082	$(70,481)	$622,756

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$54,302	$43,217
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,440	3,420
Provision for foreclosed asset losses	100	-
Depreciation and amortization	5,214	4,359
Accretion and amortization	1,814	2,195
Other gains, net	(193)	(266)
Net gain on sales of loans	(6,848)	(7,584)
Proceeds from sales of loans held for sale	201,158	220,546
Loans originated for sale	(196,008)	(206,298)
Deferred income tax expense	(139)	(1,339)
Earnings on bank-owned life insurance	(1,428)	(1,220)
Stock-based compensation	2,304	1,973
Change in valuation of mortgage servicing rights	(2,335)	2,666
Net change in:
Accrued interest receivable and other assets	4,787	5,719
Accrued expenses and other liabilities	10,801	(2,331)
Net cash from operating activities	74,969	65,057

Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(508,322)	(16,903)
Maturities, prepayments, and calls	532,564	37,698
Loan originations and principal collections, net	(58,178)	(3,089)
Net cash received from acquisition of BOH Holdings, Inc.	30,823	-
Purchases of premises and equipment	(2,826)	(4,615)
Proceeds from sales of premises and equipment	134	2,240
Proceeds from sales of foreclosed assets	1,756	1,163
Net cash from investing activities	(4,049)	16,494

Cash flows from financing activities:
Net change in deposits	190,769	260,267
Net change in short-term borrowings	(15,000)	-
Proceeds from common stock issuance	566	451
Payments on subordinated debt	-	(50,000)
Payments to tax authorities for stock-based compensation	(700)	(277)
Cash dividends paid on common stock	(9,417)	(7,502)
Payments to repurchase common stock	(12,842)	(8,526)
Net cash from financing activities	153,376	194,413

Net change in cash and cash equivalents	224,296	275,964
Beginning cash and cash equivalents	552,439	359,082
Ending cash and cash equivalents	$776,735	$635,046

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowed funds	$68,947	$65,965
Income taxes paid	11,647	11,443
Supplemental schedule of noncash activities:
Loans transferred to foreclosed assets	$1,739	$2,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH PLAINS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – South Plains Financial, Inc. (“SPFI”) is a Texas corporation and registered bank holding company that conducts its principal activities through its subsidiaries from offices located throughout Texas and Eastern New Mexico. Principal activities include commercial and retail banking, along with investment, trust, and mortgage services. The following were subsidiaries of SPFI as of September 30, 2026:

Wholly-Owned, Consolidated Subsidiaries:
City Bank	Bank subsidiary
Ruidoso Retail, Inc.	Non-bank subsidiary
CB Provence, LLC	Non-bank subsidiary
CBT Brushy Creek, LLC	Non-bank subsidiary
CBT Properties, LLC	Non-bank subsidiary
Wholly-Owned, Equity Method Subsidiaries:
South Plains Financial Capital Trusts (“SPFCT”) III-V	Non-bank subsidiaries

Basis of Presentation and Consolidation – The consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (this “Form 10-Q”) include the accounts of SPFI and its wholly-owned consolidated subsidiaries (collectively referred to as the “Company”) identified above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events – The Company has evaluated subsequent events and transactions from September 30, 2026 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP.

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

There was a total of $2.6 million of acquisition related expenses recorded in the nine months ended September 30, 2026. This total was comprised of $708 thousand in personnel expenses, $1.2 million in professional services expense, and $693 thousand in data conversion expenses.

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

Pro Forma Information (unaudited)
The results of operations of BOH have been included in the Company’s consolidated financial statements prospectively beginning on April 1, 2026. The Company has determined it is impractical to disclose stand-alone revenues and earnings for the former BOH operations for the period subsequent to the closing date of the Merger due to the streamlining and integration of processes. The following table presents selected unaudited pro forma financial information reflecting the acquisition of BOH assuming the Merger was completed as of January 1, 2025. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of significant fair value adjustments recorded at the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and BOH had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

Information for the three and nine months ended September 30, 2026 reflects the actual results of the Company, excluding merger costs, and the actual results of BOH for the three months ended March 31, 2026, excluding merger costs and including amortization of intangible assets. Information for the three and nine months ended September 30, 2025, includes BOH’s actual results for those periods and reflects adjustments related to the amortization of intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Total revenue(1)	$65,271	$61,535	$191,048	$178,544
Net income	20,765	18,878	57,839	49,988

(1) Total revenue is defined as the sum of net interest income plus non-interest income.

3.  SECURITIES

Securities available for sale are summarized as follows as of the dates presented below (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Available for sale:
State and municipal	$196,634	$1	$(37,810)	$-	$158,825
Residential mortgage-backed securities	283,995	-	(54,995)	-	229,000
Commercial mortgage-backed securities	53,264	-	(5,923)	-	47,341
Commercial collateralized mortgage obligations	66,233	5	(138)	-	66,100
Asset-backed and other amortizing securities	12,630	-	(1,332)	-	11,298
Other securities	5,612	252	(81)	-	5,783
	$618,368	$258	$(100,279)	$-	$518,347

December 31, 2025
Available for sale:
State and municipal	$199,417	$388	$(23,500)	$-	$176,305
Residential mortgage-backed securities	302,711	130	(42,081)	-	260,760
Commercial mortgage-backed securities	48,769	-	(3,983)	-	44,786
Commercial collateralized mortgage obligations	67,708	77	(188)	-	67,597
Asset-backed and other amortizing securities	13,972	-	(840)	-	13,132
Other securities	5,000	-	(40)	-	4,960
	$637,577	$595	$(70,632)	$-	$567,540

The amortized cost and estimated fair value of securities at September 30, 2026 are presented below by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Declining-balance securities are shown separately since they are not due at a single maturity date.

	Available for Sale
	Amortized Cost	Fair Value
Within 1 year	$490	$491
After 1 year through 5 years	4,129	4,060
After 5 years through 10 years	19,467	18,229
After 10 years	178,160	141,828
Declining-balance securities	416,122	353,739
	$618,368	$518,347

At both September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government, its agencies, or its sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of approximately $509.2 million and $413.7 million at September 30, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes as required or permitted by law.

The following table segregates securities with unrealized losses at the dates indicated, by the duration they have been in a loss position for which an allowance for credit losses has not been recorded (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
State and municipal	$6,985	$299	$148,009	$37,511	$154,994	$37,810
Residential mortgage-backed securities	13,000	560	216,000	54,435	229,000	54,995
Commercial mortgage-backed securities	8,607	429	38,734	5,494	47,341	5,923
Commercial collateralized mortgage obligations	38,541	138	-	-	38,541	138
Asset-backed and other amortizing securities	-	-	11,299	1,332	11,299	1,332
Other securities	2,319	81	-	-	2,319	81
	$69,452	$1,507	$414,042	$98,772	$483,494	$100,279

December 31, 2025
State and municipal	$205	$-	$165,618	$23,500	$165,823	$23,500
Residential mortgage-backed securities	3,132	48	249,710	42,033	252,842	42,081
Commercial mortgage-backed securities	3,503	7	41,284	3,976	44,787	3,983
Commercial collateralized mortgage obligations	63,210	188	-	-	63,210	188
Asset-backed and other amortizing securities	-	-	13,132	840	13,132	840
Other securities	-	-	4,961	40	4,961	40
	$70,050	$243	$474,705	$70,389	$544,755	$70,632

There were 139 securities with an unrealized loss at September 30, 2026, generally due to a continuation of the elevated market interest rate environment. Management evaluates securities available for sale (“AFS”) in unrealized loss positions to determine whether the impairment is due to credit-related factors or non-credit related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for the anticipated recovery in fair value. Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is not likely that the securities will have to be sold before a recovery of cost. The fair value of these securities is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2026, management believes the unrealized loss positions detailed in the previous table are due to non-credit related factors, including changes in interest rates and other market conditions, and therefore no ACL for AFS securities or losses have been recognized or realized in the consolidated financial statements.

4.  LOANS HELD FOR INVESTMENT

Loans held for investment are summarized by category as of the dates presented below (dollars in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate	$1,364,396	$1,064,625
Commercial - specialized	435,051	409,351
Commercial - general	835,328	659,323
Consumer:
1-4 family residential	711,700	589,851
Auto loans	270,688	259,157
Other consumer	60,262	62,092
Construction	153,713	100,103
	3,831,138	3,144,502
Allowance for credit losses on loans	(52,768)	(45,131)
Loans, net	$3,778,370	$3,099,371

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

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.52 billion at September 30, 2026, and $1.16 billion at December 31, 2025.

The following table details the activity in the ACL for loans for the periods indicated (dollars in thousands). Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	Beginning Balance	Initial ACL on Acquired PCD Loans	Initial ACL on Acquired PSLs	Provision for Credit Losses	Charge- offs	Recoveries	Ending Balance
For the three months ended September 30, 2026
Commercial real estate	$18,328	$-	$-	$770	$(898)	$-	$18,200
Commercial - specialized	5,613	-	-	252	(179)	17	5,703
Commercial - general	8,590	-	-	119	(138)	190	8,761
Consumer:
1-4 family residential	13,594	-	-	(717)	(60)	42	12,859
Auto loans	3,449	-	-	154	(138)	30	3,495
Other consumer	1,120	-	-	156	(262)	88	1,102
Construction	2,382	-	-	266	-	-	2,648
	$53,076	$-	$-	$1,000	$(1,675)	$367	$52,768

For the three months ended September 30, 2025
Commercial real estate	$15,706	$-	$-	$(228)	$(541)	$-	$14,937
Commercial - specialized	4,881	-	-	(81)	-	9	4,809
Commercial - general	7,228	-	-	87	(172)	105	7,248
Consumer:
1-4 family residential	11,150	-	-	234	(307)	3	11,080
Auto loans	2,995	-	-	132	(202)	41	2,966
Other consumer	1,102	-	-	303	(261)	40	1,184
Construction	1,948	-	-	(47)	-	-	1,901
	$45,010	$-	$-	$400	$(1,483)	$198	$44,125

For the nine months ended September 30, 2026
Commercial real estate	$15,214	$1,897	$1,705	$345	$(961)	$-	$18,200
Commercial - specialized	5,231	181	226	237	(264)	92	5,703
Commercial - general	7,448	336	914	408	(594)	249	8,761
Consumer:
1-4 family residential	11,103	732	2,207	(1,464)	(62)	343	12,859
Auto loans	3,033	-	-	896	(542)	108	3,495
Other consumer	1,150	-	3	504	(864)	309	1,102
Construction	1,952	27	245	424	-	-	2,648
	$45,131	$3,173	$5,300	$1,350	$(3,287)	$1,101	$52,768

For the nine months ended September 30, 2025
Commercial real estate	$15,973	$-	$-	$(495)	$(541)	$-	$14,937
Commercial - specialized	4,640	-	-	79	-	90	4,809
Commercial - general	6,874	-	-	526	(530)	378	7,248
Consumer:
1-4 family residential	9,677	-	-	1,659	(307)	51	11,080
Auto loans	3,015	-	-	716	(897)	132	2,966
Other consumer	1,115	-	-	712	(832)	189	1,184
Construction	1,943	-	-	(47)	-	5	1,901
	$43,237	$-	$-	$3,150	$(3,107)	$845	$44,125

The provision for credit losses on the consolidated statements of comprehensive income (loss) is comprised of the provision for credit losses on loans, noted in the above table, and the provision for off-balance sheet credit loss exposures. During the three and nine months ended September 30, 2026 the Company recorded a provision for off-balance sheet credit exposures of $(170) thousand and $90 thousand, respectively. During the three and nine months ended September 30, 2025, the Company recorded a provision for off-balance sheet credit exposures of $100 thousand and $270 thousand, respectively.

The following table shows the Company’s amortized cost and related ACL for individually evaluated collateral dependent loans by class using the fair value of collateral loss estimation methodology of evaluating expected credit losses at the dates indicated (dollars in thousands).

	Equipment	Real Estate	Other	Total Loans Individually Evaluated	Total ACL for Individually Evaluated Loans
September 30, 2026
Commercial real estate	$-	$7,350	$-	$7,350	$994
Commercial - specialized	-	-	-	-	-
Commercial - general	-	705	-	705	-
Consumer:
1-4 family residential	-	2,750	-	2,750	169
Auto loans	-	-	-	-	-
Other consumer	-	-	-	-	-
Construction	-	803	-	803	126
	$-	$11,608	$-	$11,608	$1,289

December 31, 2025
Commercial real estate	$462	$941	$-	$1,403	$112
Commercial - specialized	289	255	-	544	-
Commercial - general	1,086	2,869	-	3,955	275
Consumer:
1-4 family residential	-	-	-	-	-
Auto loans	-	-	-	-	-
Other consumer	-	-	-	-	-
Construction	-	-	-	-	-
	$1,837	$4,065	$-	$5,902	$387

The table below provides an age analysis on accruing past-due loans and nonaccrual loans at the dates indicated (dollars in thousands):

	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Nonaccrual with no ACL
September 30, 2026
Commercial real estate	$322	$706	$7,350	$58
Commercial - specialized	719	-	59	348
Commercial - general	3,117	222	833	357
Consumer:
1-4 Family residential	2,559	787	3,936	1,884
Auto loans	326	98	-	-
Other consumer	641	104	10	-
Construction	250	-	1,208	-
	$7,934	$1,917	$13,396	$2,647

December 31, 2025
Commercial real estate	$2,241	$206	$1,402	$54
Commercial - specialized	264	50	699	544
Commercial - general	1,173	31	4,108	-
Consumer:
1-4 Family residential	1,221	1,750	845	-
Auto loans	395	40	-	-
Other consumer	765	80	16	-
Construction	455	578	-	-
	$6,514	$2,735	$7,070	$598

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

In connection with the review of the Company’s loan portfolio, management considers risk elements attributable to particular loan type or categories in assessing the quality of individual loans. The list of loans to be analyzed for individual evaluation consists of non-accrual loans over $250 thousand. Interest income recognized using a cash-basis method on non-accrual loans for the three and nine months ended September 30, 2026 and 2025 was not significant. In addition, the Company closely monitors substandard accruing loans over $1 million, and past due accruing loans over $250 thousand for possible individual evaluation. All other loans will be evaluated collectively in designated pools unless a loss exposure has been identified. Additional funds committed to be advanced on individually analyzed loans are not significant.

The following table reflects the amortized cost basis in loans held for investment by credit quality indicator and origination year at the dates indicated, and related year-to-date gross charge-offs. Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2026.

	Term Loans Amortized Cost Basis by Origination Year September 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total

Commercial real estate
Pass	$278,905	$234,045	$157,567	$144,343	$234,376	$233,699	$18,188	$1,301,123
Special mention	-	4,058	2,432	9,100	-	8,403	250	24,243
Substandard	-	2,950	7,550	1,436	6,064	21,030	-	39,030
Total commercial real estate loans	$278,905	$241,053	$167,549	$154,879	$240,440	$263,132	$18,438	$1,364,396
Year-to-date gross charge-offs	$-	$-	$-	$-	$64	$897	$-	$961

Commercial - specialized
Pass	$111,994	$57,667	$27,930	$23,467	$22,460	$58,287	$131,486	$433,291
Special mention	-	98	-	-	-	-	555	653
Substandard	-	-	110	270	238	489	-	1,107
Total commercial - specialized loans	$111,994	$57,765	$28,040	$23,737	$22,698	$58,776	$132,041	$435,051
Year-to-date gross charge-offs	$-	$-	$-	$84	$180	$-	$-	$264

Commercial - general
Pass	$135,794	$167,698	$115,322	$49,604	$100,434	$121,689	$110,951	$801,492
Special mention	-	3,392	365	10,487	26	1,435	1,845	17,550
Substandard	123	1,257	954	1,632	2,191	4,264	5,865	16,286
Total commercial - general loans	$135,917	$172,347	$116,641	$61,723	$102,651	$127,388	$118,661	$835,328
Year-to-date gross charge-offs	$-	$87	$101	$7	$73	$237	$89	$594

Consumer 1-4 family residential:
Pass	$92,138	$82,909	$60,795	$84,315	$171,986	$174,318	$22,246	$688,707
Special mention	-	-	-	64	3,980	-	-	4,044
Substandard	-	752	4,497	1,754	2,408	8,969	569	18,949
Total consumer 1-4 family residential loans	$92,138	$83,661	$65,292	$86,133	$178,374	$183,287	$22,815	$711,700
Year-to-date gross charge-offs	$-	$-	$-	$62	$-	$-	$-	$62

Consumer auto loans
Pass	$98,022	$85,519	$33,230	$26,919	$21,921	$4,705	$-	$270,316
Special mention	-	-	-	-	-	-	-	-
Substandard	49	26	78	49	133	37	-	372
Total consumer auto loans	$98,071	$85,545	$33,308	$26,968	$22,054	$4,742	$-	$270,688
Year-to-date gross charge-offs	$-	$61	$64	$109	$249	$59	$-	$542

Consumer other consumer
Pass	$22,038	$17,241	$7,947	$3,850	$3,827	$4,283	$994	$60,180
Special mention	-	-	-	-	-	-	-	-
Substandard	-	13	9	4	8	46	2	82
Total consumer other consumer loans	$22,038	$17,254	$7,956	$3,854	$3,835	$4,329	$996	$60,262
Year-to-date gross charge-offs(1)	$247	$451	$33	$5	$31	$97	$-	$864

Construction
Pass	$68,669	$58,461	$12,454	$1,812	$10,470	$-	$639	$152,505
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	95	1,113	-	-	-	1,208
Total construction loans	$68,669	$58,461	$12,549	$2,925	$10,470	$-	$639	$153,713
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

(1) Includes $247 thousand in charged-off demand deposit overdrafts reported as 2026 originations.

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

The following table presents the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	Payment Delay	Term Extension	Rate Reduction	Term Extension and Payment Delay	PaymentDelay, Term Extension, and Interest Rate Reduction	% of Total Class Financing of Receivable
Three Months Ended September 30, 2026
Commercial real estate	$-	$-	$-	$4,511	$-	0.33%
Commercial - specialized	-	-	-	-	-	0.00%
Commercial - general	-	700	-	-	-	0.08%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	-	-	-	-	-	0.00%
Other consumer	-	-	-	-	-	0.00%
Construction	-	-	-	584	-	0.38%
	$-	$700	$-	$5,095	$-	0.15%

Three Months Ended September 30, 2025
Commercial real estate	$-	$124	$-	$604	$-	0.07%
Commercial - specialized	-	-	-	101	-	0.03%
Commercial - general	-	139	-	3,955	-	0.65%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	-	-	-	-	-	0.00%
Other consumer	-	-	-	-	-	0.00%
Construction	-	530	-	-	-	0.54%
	$-	$793	$-	$4,660	$-	0.18%

Nine Months Ended September 30, 2026
Commercial real estate	$-	$-	$-	$4,511	$-	0.33%
Commercial - specialized	169	-	-	-	-	0.04%
Commercial - general	357	766	-	12	-	0.14%
Consumer:
1-4 family	-	30	-	223	-	0.04%
Auto loans	-	-	-	-	-	0.00%
Other consumer	-	-	-	-	-	0.00%
Construction	-	529	-	584	-	0.72%
	$526	$1,325	$-	$5,330	$-	0.19%

Nine Months Ended September 30, 2025
Commercial real estate	$-	$124	$-	$604	$-	0.07%
Commercial - specialized	-	-	-	101	-	0.03%
Commercial - general	-	391	-	3,998	8	0.70%
Consumer:
1-4 family	-	-	-	-	-	0.00%
Auto loans	44	-	-	-	3	0.02%
Other consumer	-	-	-	15	-	0.02%
Construction	-	530	-	-	-	0.54%
	$44	$1,045	$-	$4,718	$11	0.19%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated below (dollars in thousands):

	Weighted - Average Interest Rate Reduction	Weighted - Average Term Extension (Months)
Three Months Ended September 30, 2026
Commercial real estate	0.00%	15
Commercial - specialized	0.00%	-
Commercial - general	0.00%	3
Consumer:
1-4 Family residential	0.00%	-
Auto loans	0.00%	-
Other consumer	0.00%	-
Construction	0.00%	6

Three Months Ended September 30, 2025
Commercial real estate	0.00%	9
Commercial - specialized	0.00%	11
Commercial - general	0.00%	5
Consumer:
1-4 Family residential	0.00%	-
Auto loans	0.00%	-
Other consumer	0.00%	-
Construction	0.00%	3

Nine Months Ended September 30, 2026
Commercial real estate	0.00%	15
Commercial - specialized	0.00%	-
Commercial - general	0.00%	3
Consumer:
1-4 Family residential	0.00%	44
Auto loans	0.00%	-
Other consumer	0.00%	-
Construction	0.00%	40

Nine Months Ended September 30, 2025
Commercial real estate	0.00%	9
Commercial - specialized	0.00%	11
Commercial - general	1.00%	7
Consumer:
1-4 Family residential	0.00%	-
Auto loans	1.20%	50
Other consumer	0.00%	5
Construction	0.00%	3

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months at the dates indicated (dollars in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual
September 30, 2026
Commercial real estate	$-	$-	$-	$4,511
Commercial - specialized	169	-	-	-
Commercial - general	870	12	-	375
Consumer:
1-4 Family residential	99	-	30	124
Auto loans	24	-	-	-
Other consumer	-	-	-	-
Construction	-	-	-	1,113
	$1,162	$12	$30	$6,123

September 30, 2025
Commercial real estate	727	-	-	-
Commercial - specialized	-	-	-	101
Commercial - general	243	156	-	4,045
Consumer:
1-4 Family residential	185	237	84	-
Auto loans	47	-	-	-
Other consumer	15	-	-	-
Construction	-	529	-	-
	$1,217	$922	$84	$4,146

On an ongoing basis, the performance of modified loans is monitored for subsequent payment default. Payment default is defined as movement to nonperforming status, foreclosure, or charge-off. During the three months ended September 30, 2026, the Company had $5.1 million in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted. During the nine months ended September 30, 2026, the Company had $5.2 million in loans made to borrowers experiencing financial difficulty that were modified during the last twelve months that subsequently defaulted.

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

The Company had goodwill of $66.6 million and $19.3 million at September 30, 2026 and December 31, 2025, respectively.

Other intangible assets, which consisted of core deposit intangibles at the dates indicated are summarized below (dollars in thousands):

	September 30, 2026	December 31, 2025
Amortized intangible assets:
Core deposit intangible	$11,659	$6,679
Less: Accumulated amortization	(6,394)	(5,546)
Other intangible assets, net	$5,265	$1,133

6.  MORTGAGE SERVICING RIGHTS

The following table reflects the changes in fair value of the Company’s mortgage servicing rights asset included in the consolidated balance sheets, and other information related to the serviced portfolio, for the periods or dates presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$25,749	$25,134	$24,041	$26,292
Additions	297	249	1,240	832
Valuation adjustment	1,570	(925)	2,335	(2,666)
Ending balance	$27,616	$24,458	$27,616	$24,458

	September 30, 2026	December 31, 2025
Mortgage loans serviced for others	$1,750,079	$1,810,579
Mortgage servicing rights assets as a percentage of serviced mortgage loans	1.58%	1.33%

The following table reflects the key assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of the dates indicated:

	September 30, 2026	December 31, 2025
Weighted average constant prepayment rate	6.04%	8.81%
Weighted average discount rate	10.23%	9.70%
Weighted average life in years	8.39	7.43

7.  BORROWING ARRANGEMENTS

Subordinated Debt
In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted average fixed rate of 6.41% for the first seven years. After the fixed rate period expired, these notes began floating at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%, resulting in a rate of 6.75% as of September 30, 2026. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.

As of September 30, 2026, and December 31, 2025, the total amount of subordinated notes outstanding was $14.1 million.

Notes Payable and Other Borrowings
As of September 30, 2026 and December 31, 2025, City Bank had no outstanding advances from the Federal Home Loan Bank of Dallas (“FHLB”) or any short-term borrowings.

8.  STOCK-BASED COMPENSATION

Equity Incentive Plan
The South Plains Financial, Inc. 2019 Equity Incentive Plan (“Plan”) was approved by the Company’s Board of Directors on January 16, 2019 and by its shareholders on March 6, 2019. The purpose of the Plan is to: (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide additional incentive to employees, directors and consultants, and (iii) promote the success of the Company’s business. This Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards. The maximum aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan was 5,901,991 at September 30, 2026. The maximum aggregate number of shares that may be issued under the Plan may be increased annually by up to 3% of the total issued and outstanding common shares of the Company at the beginning of each fiscal year.

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

Options
A summary of activity in the Plan during the period indicated is presented in the table below (dollars in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Nine Months Ended September 30, 2026
Outstanding at beginning of year:	1,076,673	$18.92
Granted	28,675	38.92
Exercised	(3,664)	20.38
Forfeited	-	-
Expired	-	-

Balance at end of period	1,101,684	$19.43	3.45	$24,563

Exercisable at end of period	1,038,536	$18.50	3.15	$24,125

Vested at end of period	1,038,536	$18.50	3.15	$24,125

A summary of assumptions used to calculate the fair values of the awards granted during the periods noted is presented below:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	39.61%	41.21%
Expected dividend yield	1.80%	1.80%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.85%	4.43%
Weighted average grant date fair value	$14.44	$13.35

The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $74 thousand and $917 thousand, respectively.

Restricted Stock Awards and Units
A summary of activity in the Plan during the period indicated is presented in the table below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nine Months Ended September 30, 2026
Outstanding at beginning of year:	241,035	$28.60
Granted	78,750	41.30
Released	(59,686)	30.28
Expired	(726)	24
Forfeited	(4,296)	38.22

Balance at end of period	255,077	$31.98

Nonvested at end of period	163,356	$34.90

Vested unreleased at end of period	91,721	$26.78

Restricted stock units granted under the Plan typically vest from one to four years, but vesting periods may vary. Compensation expense for these grants will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The total fair value of restricted stock units released during each of the nine months ended September 30, 2026 and 2025 was $1.8 million and $546 thousand, respectively.

For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the Plan of $715 thousand and $621 thousand, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the Plan of $2.2 million and $1.9 million, respectively.

The total unrecognized compensation cost for the awards outstanding under the Plan at September 30, 2026 was $4.9 million and will be recognized over a weighted average remaining period of 1.62 years.

Employee Stock Purchase Plan – The Company maintains the South Plains Financial, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”) offering eligible employees an opportunity to purchase shares of Company common stock at a 15% discount from the lesser of fair market value on the first or last day of each six-month offering period, beginning August 1, 2024. The ESPP provides for the purchase of up to an aggregate of one million shares of the Company’s common stock by the employees. A maximum of 1,200 shares per employee may be purchased per offering period. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the ESPP of $48 thousand and $29 thousand, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the ESPP of $123 thousand and $94 thousand, respectively.

At September 30, 2026, there was $50 thousand of total unrecognized compensation expense related to estimated ESPP shares. These costs are expected to be recognized over a period of four months.

A summary of assumptions used to calculate the grant date fair value of the ESPP rights for the period indicated is presented below:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	25.22% to 26.35%	29.24% to 36.08%
Expected dividend yield	1.59% to 1.61%	1.70% to 1.89%
Expected term (years)	0.5	0.5
Risk-free interest rate	3.59% to 3.98%	4.12% to 5.02%

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

Financial instruments whose contract amounts represent credit risk outstanding at the dates indicated follow (dollars in thousands):

	September 30, 2026	December 31, 2025
Commitments to grant loans and unfunded commitments under lines of credit	$721,322	$554,286
Standby letters of credit	38,116	30,681

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

FHLB Letters of Credit - The Company may use FHLB letters of credit to pledge to certain public deposits. At each of September 30, 2026 and December 31, 2025 there were no FHLB letters of credit outstanding.

Litigation – The Company is a defendant in legal actions arising from time to time in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements, based on information known as of the date the consolidated financial statements were issued.

10.  CAPITAL AND REGULATORY MATTERS

SPFI and City Bank are subject to various regulatory capital requirements administered by its banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on SPFI’s and City Bank’s financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, SPFI and City Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require SPFI and City Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2026 and December 31, 2025, that SPFI and City Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2026 and December 31, 2025, SPFI met the definition of “well-capitalized” under the applicable regulations of the Board of Governors of the Federal Reserve System and City Bank was “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2026 that management believes have changed the bank subsidiary’s category.

SPFI, on a consolidated basis, and City Bank’s actual capital amounts and ratios at the dates indicated follows (dollars in thousands):

	Actual		Minimum Required Under BASEL III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Capital to Risk Weighted Assets:
SPFI	$726,519	16.61%	$459,360	10.50%	N/A	N/A
City Bank	632,884	14.47%	459,140	10.50%	$437,276	10.00%

Tier 1 Capital to Risk Weighted Assets:
SPFI	666,380	15.23%	371,863	8.50%	N/A	N/A
City Bank	584,025	13.36%	371,685	8.50%	349,821	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
SPFI	621,380	14.20%	306,240	7.00%	N/A	N/A
City Bank	584,025	13.36%	306,093	7.00%	284,229	6.50%

Tier 1 Capital to Average Assets:
SPFI	666,380	12.42%	217,484	4.00%	N/A	N/A
City Bank	584,025	10.89%	217,368	4.00%	268,117	5.00%

December 31, 2025
Total Capital to Risk Weighted Assets:
SPFI	$622,485	17.26%	$378,645	10.50%	N/A	N/A
City Bank	537,444	14.91%	378,576	10.50%	$360,549	10.00%

Tier 1 Capital to Risk Weighted Assets:
SPFI	566,107	15.70%	306,522	8.50%	N/A	N/A
City Bank	492,355	13.66%	306,466	8.50%	288,439	8.00%

Common Equity Tier 1 to Risk Weighted Assets:
SPFI	521,107	14.45%	252,430	7.00%	N/A	N/A
City Bank	492,355	13.66%	252,384	7.00%	234,357	6.50%

Tier 1 Capital to Average Assets:
SPFI	566,107	12.53%	181,591	4.00%	N/A	N/A
City Bank	492,355	10.90%	181,512	4.00%	225,868	5.00%

SPFI and City Bank are subject to the Basel III capital ratio requirements which include a “capital conservation buffer” of 2.50% above the regulatory minimum risk-based capital adequacy requirements. This 2.50% capital conservation buffer is reflected in the table above. Both SPFI’s and City Bank’s actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2026.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by City Bank would be prohibited if the effect thereof would cause City Bank’s capital to be reduced below applicable minimum capital requirements.

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

The following table reflects the changes in fair value hedges included in the consolidated statements of comprehensive income (loss) for the periods indicated (dollars in thousands):

		Three Months Ended September 30,
Interest Rate Contracts	Location	2026	2025
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$972	$(912)
Change in fair value of hedged investment securities	Other noninterest expense	(936)	878
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income-loans	5	(43)
Change in fair value of hedged fixed rate loans	Interest income-loans	(8)	23

		Nine Months Ended September 30,
Interest Rate Contracts	Location	2026	2025
Change in fair value of interest rate swaps hedging investment securities	Other noninterest expense	$1,186	$(5,016)
Change in fair value of hedged investment securities	Other noninterest expense	(1,172)	4,703
Change in fair value of interest rate swaps hedging fixed rate loans	Interest income-loans	10	(145)
Change in fair value of hedged fixed rate loans	Interest income-loans	(15)	150

The following table reflects the fair value hedges included in the consolidated balance sheets at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to fixed rate loans	$-	$-	$-	$-
Interest rate swaps related to state and municipal securities	-	-	-	-

Included in other assets:
Interest rate swaps related to fixed rate loans	$1,958	$34	$2,030	$24
Interest rate swaps related to state and municipal securities	116,145	10,916	117,860	9,730

Mortgage banking derivatives

The net gains (losses) relating to free standing derivative instruments used for risk management are summarized below for the periods indicated (dollars in thousands):

		Three Months Ended September 30,
	Location	2026	2025
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(159)	$(42)

		Nine Months Ended September 30,
	Location	2026	2025
Gain (loss) on mortgage banking derivatives	Net gain on sales of loans	$(68)	$(5)

The following table reflects the amount and fair value of mortgage banking derivatives in the consolidated balance sheets at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$6,750	$111	$-	$-
Interest rate lock commitments	9,067	101	16,127	216

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$4,888	$129	$15,746	$65

The Company had received cash collateral of $9.3 million and $10.5 million to offset asset derivative positions on its interest rate swaps at September 30, 2026 and December 31, 2025, respectively. This amount is reported in other liabilities in the consolidated balance sheets. The Company had advanced $1.1 million to offset liability derivative positions on its interest rate swaps at September 30, 2026 and December 31, 2025. Additionally, the Company had advanced $270 thousand on its mortgage forward contracts at September 30, 2026 and December 31, 2025. The advanced cash collateral amounts are reported in cash and due from banks in the consolidated balance sheets.

12.  EARNINGS PER SHARE

The factors used in the earnings per share computation for the periods indicated follow (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$20,765	$16,318	$54,302	$43,217

Weighted average common shares outstanding - basic	18,844,259	16,241,695	18,076,653	16,295,757
Effect of dilutive securities:
Stock-based compensation awards	757,104	748,851	728,904	684,833
Weighted average common shares outstanding - diluted	19,601,363	16,990,546	18,805,557	16,980,590

Basic earnings per share	$1.10	$1.00	$3.00	$2.65
Diluted earnings per share	$1.06	$0.96	$2.89	$2.55

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

The following table summarizes fair value measurements as of the dates indicated below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$-	$158,825	$-	$158,825
Residential mortgage-backed securities	-	229,000	-	229,000
Commercial mortgage-backed securities	-	47,341	-	47,341
Commercial collateralized mortgage obligations	-	66,100	-	66,100
Asset-backed and other amortizing securities	-	11,298	-	11,298
Other securities	-	5,783	-	5,783
Loans held for sale (mandatory)	-	7,980	-	7,980
Mortgage servicing rights	-	-	27,616	27,616
Asset derivatives	-	11,162	-	11,162
Liability derivatives	-	(129)	-	(129)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	-	-	10,319	10,319

December 31, 2025
Assets (liabilities) measured at fair value on a recurring basis:
Securities available for sale:
State and municipal	$-	$176,305	$-	$176,305
Residential mortgage-backed securities	-	260,760	-	260,760
Commercial mortgage-backed securities	-	44,786	-	44,786
Commercial collateralized mortgage obligations	-	67,597	-	67,597
Asset-backed and other amortizing securities	-	13,132	-	13,132
Other securities	-	4,960	-	4,960
Loans held for sale (mandatory)	-	7,796	-	7,796
Mortgage servicing rights	-	-	24,041	24,041
Asset derivatives	-	9,970	-	9,970
Liability derivatives	-	(65)	-	(65)

Assets measured at fair value on a non-recurring basis:
Loans held for investment	-	-	5,515	5,515

Securities – Fair value is calculated based on market prices of similar securities using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded.

Mortgage servicing rights – Mortgage servicing rights are reported at fair value using Level 3 inputs. The mortgage servicing rights asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing rights asset is impacted by a variety of factors, including prepayment speeds, default rates, and discount rates, which are significant unobservable inputs. Mortgage servicing rights are the only Level 3 asset measured at fair value on a recurring basis, see Note 6 for the Level 3 change activity for each of the three and nine months September 30, 2026 and 2025.

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

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected

Loans held for sale (mandatory) – Loans held for sale originated for mandatory delivery are reported at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for these assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value option has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2026, and December 31, 2025, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. At September 30, 2026 and December 31, 2025, the aggregate fair value of loans held for sale for mandatory delivery was $8.0 million and $7.8 million, respectively. The aggregate unpaid principal balance as of the same dates was $8.1 million and $7.6 million, respectively, representing differences between fair value and unpaid principal balance of $(89) thousand and $152 thousand, respectively. The Company had no loans held for sale for mandatory delivery designated as nonaccrual or 90 days or more past due at each of September 30, 2026 and December 31, 2025.

The total fair value option impact on noninterest income for loans held for sale for mandatory delivery is included in Net gain on sales of loans in the consolidated statements of comprehensive income (loss). For each of the three months ended September 30, 2026 and 2025, the net (gain) loss amount totaled $433 thousand and $181 thousand, respectively. For each of the nine months ended September 30, 2026 and 2025, the net (gain) loss amount totaled $310 thousand and $18 thousand, respectively.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at the dates indicated (dollars in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Discounts
September 30, 2026
Non-recurring:
Loans held for investment	$10,319	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 55%
Recurring:
Mortgage servicing rights	27,616	Discounted cash flows	Constant prepayment rate	6.04%
			Discount rate	10.23%

December 31, 2025
Non-recurring:
Loans held for investment	$5,515	Third party appraisals or inspections	Collateral discounts and selling costs	20% to 60%
Recurring:
Mortgage servicing rights	24,041	Discounted cash flows	Constant prepayment rate	8.81%
			Discount rate	9.70%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments that are not previously disclosed in the recurring fair values section are as follows (dollars in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2026
Financial assets:
Cash and cash equivalents	$776,735	$776,735	$-	$-	$776,735
Loans held for investment, net	3,778,370	-	-	3,747,461	3,747,461
Loans held for sale (best efforts)	2,471	-	2,521	-	2,521
Accrued interest receivable	20,711	-	20,711	-	20,711
Financial liabilities:
Deposits	4,660,691	-	4,660,204	-	4,660,204
Accrued interest payable	5,450	-	5,450	-	5,450
Junior subordinated deferrable interest debentures	46,393	-	36,346	-	36,346
Subordinated debt	14,100	-	13,113	-	13,113

December 31, 2025
Financial assets:
Cash and cash equivalents	$552,439	$552,439	$-	$-	$552,439
Loans held for investment, net	3,099,371	-	-	3,082,072	3,082,072
Loans held for sale (best efforts)	2,197	-	2,237	-	2,237
Accrued interest receivable	20,931	-	20,931	-	20,931
Financial liabilities:
Deposits	3,874,077	-	3,873,806	-	3,873,806
Accrued interest payable	5,014	-	5,014	-	5,014
Junior subordinated deferrable interest debentures	46,393	-	35,213	-	35,213
Subordinated debt	14,100	-	13,907	-	13,907

15.  SUBSEQUENT EVENTS

Dividend Declaration

On October 22, 2026, the Company declared a cash dividend of $0.19 per share of common stock to be paid on November 16, 2026 to all shareholders of record as of the close of business on November 2, 2026.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●
risks relating to the acquisition of BOH Holdings, Inc. (“BOH”) and acquisitions generally, including disruption to current plans and operations, our ability to recognize the expected benefits and synergies of completed acquisitions, and our ability to successfully make and integrate acquisitions, which may include regulatory approvals and conditions;

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

●
the persistent inflationary pressures in the United States, and its impact on market interest rates, the economy and credit quality;

●
adverse changes in customer sentiment, spending, borrowing and savings habits;

       ●     elevated asset prices;

●
business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;

●
a deterioration of credit quality;

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

●
our ability to keep pace with changes in, and the risks related to the development, implementation, use and management of, emerging technologies, including digital assets, artificial intelligence and machine learning;

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

Recent Developments

Mergers and Acquisitions

On April 1, 2026, SPFI acquired BOH in an all-stock transaction through the merger of BOH with and into SPFI, with SPFI surviving the merger (the “Merger”). Immediately after the Merger, Bank of Houston, a Texas state banking association and wholly-owned subsidiary of BOH, merged with and into City Bank, with City Bank surviving the merger. At March 31, 2026, BOH had approximately $685.0 million in assets, $631.9 million in total gross loans, and $595.6 million in deposits. The total aggregate consideration delivered to holders of BOH common stock was approximately 2.8 million shares of SPFI common stock.

For further information regarding the BOH acquisition, see Note 2 in the Notes to the Company's consolidated financial statements included in Item 1 of this Report.

Results of Operations

We had net income of $20.8 million, or $1.06 per diluted common share, for the three months ended September 30, 2026, compared to net income of $16.3 million, or $0.96 per diluted common share for the three months ended September 30, 2025. Return on average equity (annualized) was 13.15% and return on average assets (annualized) was 1.53% for the three months ended September 30, 2026, compared to 13.89% and 1.47%, respectively, for the three months ended September 30, 2025. Details of the changes in the various components are further discussed below.

We had net income of $54.3 million, or $2.89 per diluted common share for the nine months ended September 30, 2026, compared to net income of $43.2 million, or $2.55 per diluted common share for the nine months ended September 30, 2025. Return on average equity (annualized) was 12.43% and return on average assets (annualized) was 1.43% for the nine months ended September 30, 2026, compared to 12.78% and 1.33%, respectively, for the nine months ended September 30, 2025. Details of the changes in the various components are further discussed below.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,847,368	$65,502	6.75%	$3,093,465	$53,935	6.92%
Investment securities – taxable	468,562	4,166	3.53%	498,302	4,638	3.69%
Investment securities – non-taxable	151,800	1,075	2.81%	155,028	1,080	2.76%
Other interest-earning assets(2)	658,298	5,900	3.56%	489,621	5,101	4.13%
Total interest-earning assets	5,126,028	76,643	5.93%	4,236,416	64,754	6.06%
Noninterest-earning assets	243,848			169,345
Total assets	$5,369,876			$4,405,761

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,899,510	$18,784	2.57%	$2,325,281	$16,007	2.73%
Time deposits	594,664	5,254	3.51%	424,788	3,918	3.66%
Short-term borrowings	7	-	0%	7	-	0.00%
Subordinated debt	14,100	238	6.7%	63,534	835	5.21%
Junior subordinated deferrable interest debentures	46,393	673	5.76%	46,393	741	6.34%
Total interest-bearing liabilities	3,554,674	24,949	2.78%	2,860,003	21,501	2.98%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,109,748			1,010,159
Other liabilities	79,193			69,661
Total noninterest-bearing liabilities	1,188,941			1,079,820
Stockholders’ equity	626,261			465,938
Total liabilities and stockholders’ equity	$5,369,876			$4,405,761

Net interest income		$51,694			$43,253
Net interest spread			3.15%			3.08%
Net interest margin(3)			4.00%			4.05%

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$3,585,041	$182,298	6.80%	$3,087,530	$158,406	6.86%
Investment securities – taxable	480,312	12,689	3.53%	505,721	14,030	3.71%
Investment securities – non-taxable	152,488	3,232	2.83%	153,486	3,109	2.71%
Other interest-earning assets(2)	625,077	16,525	3.53%	444,473	13,707	4.12%
Total interest-earning assets	4,842,918	214,744	5.93%	4,191,210	189,252	6.04%
Noninterest-earning assets	218,662			169,264
Total assets	$5,061,580			$4,360,474

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW, savings and money market deposits	$2,746,269	$52,191	2.54%	$2,318,134	$47,408	2.73%
Time deposits	544,710	14,441	3.54%	435,127	12,406	3.81%
Short-term borrowings	1,250	38	4.06%	9	-	0.00%
Subordinated debt	14,100	719	6.82%	63,850	2,505	5.25%
Junior subordinated deferrable interest debentures	46,393	1,994	5.75%	46,393	2,209	6.37%
Total interest-bearing liabilities	3,352,722	69,383	2.77%	2,863,513	64,528	3.01%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,067,204			978,426
Other liabilities	57,696			66,471
Total noninterest-bearing liabilities	1,124,900			1,044,897
Stockholders’ equity	583,958			452,064
Total liabilities and stockholders’ equity	$5,061,580			$4,360,474

Net interest income		$145,361			$124,724
Net interest spread			3.16%			3.02%
Net interest margin(3)			4.01%			3.98%

(1)	Average loan balances include nonaccrual loans and loans held for sale.
(2)	Includes income and average balances for interest-earning deposits at other banks, nonmarketable securities, federal funds sold, and other miscellaneous interest-earning assets.
(3)	Net interest margin is calculated as the annualized net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2026 over 2025
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$13,144	$(1,577)	$11,567
Investment securities – taxable	(277)	(195)	(472)
Investment securities – non-taxable	(22)	17	(5)
Other interest-earning assets	1,757	(958)	799
Total interest-earning assets	14,602	(2,713)	11,889

Interest-bearing liabilities:
NOW, Savings, MMDAs	3,953	(1,176)	2,777
Time deposits	1,567	(231)	1,336
Short-term borrowings	-	-	-
Subordinated debt	(650)	53	(597)
Junior subordinated deferrable interest debentures	-	(68)	(68)
Total interest-bearing liabilities	4,870	(1,422)	3,448

Net change	$9,732	$(1,291)	$8,441

	Nine Months Ended September 30,
	2026 over 2025
	Change due to:
	Volume	Rate	Total Variance
	(Dollars in thousands)
Interest-earning assets:
Loans	$25,525	$(1,633)	$23,892
Investment securities – taxable	(705)	(636)	(1,341)
Investment securities – non-taxable	(20)	143	123
Other interest-earning assets	5,570	(2,752)	2,818
Total interest-earning assets	30,370	(4,878)	25,492

Interest-bearing liabilities:
NOW, Savings, MMDAs	8,756	(3,973)	4,783
Time deposits	3,124	(1,089)	2,035
Short-term borrowings	-	38	38
Subordinated debt	(1,952)	166	(1,786)
Junior subordinated deferrable interest debentures	-	(215)	(215)
Total interest-bearing liabilities	9,928	(5,073)	4,855

Net change	$20,442	$195	$20,637

Net interest income for the three months ended September 30, 2026 was $51.5 million, compared to $43.0 million for the three months ended September 30, 2025, an increase of $8.4 million, or 19.6%, and was comprised of an increase of $11.9 million in interest income, partially offset by an increase of $3.4 million in interest expense. The growth in interest income was primarily attributable to an increase of $11.6 million in loan interest income, which was a result of growth of $753.9 million in average loans outstanding, partially offset by a decrease of 17 basis points in the yield on loans due to a decline in market interest rates. The $3.4 million increase in interest expense was primarily related to an increase of $744.1 million in average interest-bearing deposits, partially offset by a decrease of 14 basis points in the interest rate paid on these deposits over the same period in 2025. Additionally, average noninterest-bearing demand deposits increased $99.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in loans and deposits was largely attributable to the BOH acquisition as well as organic growth.

For the three months ended September 30, 2026, net interest margin and net interest spread were 4.00% and 3.15%, respectively, compared to 4.05% and 3.08%, respectively, for the same period in 2025, which reflects the changes in interest income and interest expense discussed above.

Net interest income for the nine months ended September 30, 2026 was $144.7 million, compared to $124.0 million for the nine months ended September 30, 2025, an increase of $20.6 million, or 16.6%, and was comprised of an increase of $25.5 million in interest income, partially offset by an increase of $4.9 million in interest expense. The growth in interest income was largely attributable to increases of $23.9 million in loan interest income and $2.8 million in interest income on other interest-earning assets. The increase in loan interest income resulted from growth of $497.5 million in average loans outstanding, partially offset by a decrease of 6 basis points in the yield on loans. The increase in interest income on other interest-earning assets was primarily due to an increase of $180.6 million in average other interest-bearing assets, partially offset by a decline of 59 basis points in the interest rate paid on those assets based on a reduction in market interest rates during the compared periods. The $4.9 million increase in interest expense was primarily related to an increase of $537.7 million in average interest-bearing deposits, partially offset by a 19 basis point decrease in the rate paid on these deposits over the same period in 2025. The increase in interest expense on deposits was partially offset by a reduction of $1.8 million in interest expense as a result of the redemption of $50 million in subordinated debt securities on September 30, 2025. The increase in loans and deposits was largely attributable to the BOH acquisition as well as organic growth.

For the nine months ended September 30, 2026, net interest margin and net interest spread were 4.01% and 3.16%, respectively, compared to 3.98% and 3.02%, respectively, for the same period in 2025, which reflects the changes in interest income and interest expense discussed above.

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

The provision for credit losses for the three months ended September 30, 2026 was $830 thousand, compared to $500 thousand for the three months ended September 30, 2025. The increase in provision was primarily attributable to loan growth that occurred during the third quarter of 2026 compared to loan contraction experienced in the third quarter of 2025.

The provision for credit losses for the nine months ended September 30, 2026 was $1.4 million, compared to $3.4 million for the nine months ended September 30, 2025. The decrease in provision was largely attributable to several credit quality downgrades that occurred during the first two quarters of 2025.

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

The following table sets forth the major components of our noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase (decrease)	2026	2025	Increase (decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,531	$2,266	$265	$7,152	$6,505	$647
Bank card services and interchange fees	3,542	3,403	139	10,868	10,553	315
Mortgage banking activities	4,878	2,575	2,303	13,643	8,294	5,349
Investment commissions	593	428	165	1,614	1,288	326
Fiduciary income	855	729	126	2,446	2,161	285
Other income and fees(1)	1,411	1,764	(353)	3,525	5,154	(1,629)
Total noninterest income	$13,810	$11,165	$2,645	$39,248	$33,955	$5,293

(1)
Other income and fees includes income and fees associated with the increase in the cash surrender value of life insurance, safe deposit box rental, check printing, collections, legal settlements, wire transfer, Small Business Investment Company (“SBIC”) investments, income from sweep accounts, and other miscellaneous services.

Noninterest income for the three months ended September 30, 2026 was $13.8 million, compared to $11.2 million for the three months ended September 30, 2025, an increase of $2.6 million, or 23.7%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $265 thousand, or 11.7%, for the three months ended September 30, 2026 as compared to the same period in 2025. The increase was largely attributable to continued focus on treasury management, deposit growth, and the BOH acquisition.

Mortgage banking activities - Income from mortgage banking activities increased $2.3 million, or 89.4%, to $4.9 million for the three months ended September 30, 2026 from $2.6 million for the three months ended September 30, 2025. This increase was partially the result of a $1.6 million positive fair value adjustment to our mortgage servicing rights portfolio in the third quarter of 2026 compared to a negative fair value adjustment of $925 thousand in the third quarter of 2025. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which increased during the third quarter of 2026 as compared to decreasing during the third quarter of 2025. The increase was partially offset by a decrease in other mortgage income related to a decrease in originations of loans held for sale in the third quarter of 2026 as compared to the same period of 2025.

Other income and fees - Other income and fees decreased $353 thousand, or 20.0%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily the result of decreases of $103 thousand in income on sweep accounts and $62 thousand in income from SBIC investments in the third quarter of 2026.

Noninterest income for the nine months ended September 30, 2026 was $39.2 million, compared to $34.0 million for the nine months ended September 30, 2025, an increase of $5.3 million, or 15.6%. Significant changes in the components of noninterest income are detailed below.

Service charges on deposit accounts - Income from service charges on deposit accounts increased $647 thousand, or 9.9%, to $7.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was largely attributable to continued focus on treasury management, deposit growth, and the BOH acquisition.

Mortgage banking activities - Income from mortgage banking activities increased $5.3 million, or 64.5%, to $13.6 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was mainly the result of a $2.3 million positive fair value adjustment to our mortgage servicing rights portfolio for the nine months ended September 30, 2026 compared to a negative fair value adjustment of $2.7 million for the same period in 2025. The fair value of the mortgage servicing rights portfolio is affected by movements in market interest rates, which increased during the first three quarters of 2026 as compared to decreases in the same period within 2025.

Other income and fees - Other income and fees decreased $1.6 million, or 31.6%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily the result of a decreases of $559 thousand in income from SBIC investments, $244 thousand in income on sweep accounts, and $165 thousand on gains on sales of fixed assets in the nine months ended September 30, 2026.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase (decrease)	2026	2025	Increase (decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,388	$19,413	$2,975	$66,059	$58,562	$7,497
Occupancy and equipment, net	4,390	4,046	344	12,673	12,045	628
Professional services	1,940	1,293	647	6,745	4,897	1,848
Marketing and development	1,028	979	49	3,061	2,803	258
IT and data services	1,635	1,184	451	4,984	3,529	1,455
Bankcard expenses	1,805	1,637	168	5,029	4,670	359
Other expenses(1)	4,888	4,472	416	14,913	13,091	1,822
Total noninterest expense	$38,074	$33,024	$5,050	$113,464	$99,597	$13,867

(1)
Other expenses include items such as banking regulatory assessments, intangible asset amortization, data conversion expenses, appraisal expenses, telephone expenses, postage, courier fees, directors’ fees, and insurance.

Noninterest expense for the three months ended September 30, 2026 was $38.1 million compared to $33.0 million for the three months ended September 30, 2025, an increase of $5.0 million, or 15.3%. Significant changes in the components of noninterest expense are detailed below.

Salaries and employee benefits - Salaries and employee benefits increased $3.0 million, or 15.3%, from $19.4 million for the three months ended September 30, 2025 to $22.4 million for the three months ended September 30, 2026. This increase was primarily driven by recurring core personnel expenses related to the BOH acquisition and annual salary adjustments.

Occupancy and equipment, net - Occupancy expenses increased $344 thousand or 8.5%, from $4.0 million for the three months ended September 30, 2025 to $4.4 million for the three months ended September 30, 2026. This increase was primarily related to new core costs related to the BOH acquisition.

Professional services - Professional services increased $647 thousand, or 50.0% from $1.3 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. This increase was driven by an increase of $276 thousand in legal fees during the third quarter of 2026, mainly related to collection efforts on problem loans. The remaining increase was primarily related to consulting services for technology initiatives and new core costs related to the BOH acquisition.

IT and data services - IT and data services increased $451 thousand or 38.1%, to $1.6 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025. This increase was largely related to rising software costs, costs related to the implementation of a new loan origination system, and new core costs related to the BOH acquisition.

Other expenses - Other expenses increased $416 thousand, or 9.3%, from $4.5 million for the three months ended September 30, 2025 to $4.9 million for the three months ended September 30, 2026. This was primarily the result of new core expenses after the BOH acquisition.

Noninterest expense for the nine months ended September 30, 2026 was $113.5 million, compared to $99.6 million for the nine months ended September 30, 2025, an increase of $13.9 million, or 13.9%. Significant changes in the components of noninterest expense are detailed below. There was a total of $2.6 million of acquisition related expenses recorded in the nine months ended September 30, 2026. This total was comprised of $708 thousand in personnel expenses, $1.2 million in professional services expense, and $693 thousand in data conversion expenses.

Salaries and employee benefits - Salaries and employee benefits increased $7.5 million, or 12.8%, from $58.6 million for the nine months ended September 30, 2025 to $66.1 million for the nine months ended September 30, 2026. This increase was primarily driven by personnel expenses related to the BOH acquisition - both recurring core and one-time expenses, annual salary adjustments and new lender hires during the last twelve months.

Occupancy and equipment, net - Occupancy expenses increased $628 thousand, or 5.2%, from $12.0 million for the nine months ended September 30, 2025 to $12.7 million for the nine months ended September 30, 2026. This increase was primarily related to new costs related to the BOH acquisition.

Professional services - Professional services increased $1.8 million, or 37.7% from $4.9 million for the nine months ended September 30, 2025 to $6.7 million for the nine months ended September 30, 2026. This increase was primarily driven by $1.2 million of BOH acquisition-related expenses in the first quarter of 2026 and an increase in legal fees related to collection efforts on problem loans in the third quarter of 2026.

IT and data services - IT and data services increased $1.5 million, or 41.2%, from $3.5 million for nine months ended September 30, 2025 to $5.0 million for the nine months ended September 30, 2026. The increase is primarily a result of new core costs related to the BOH acquisition. Additionally, there has been continued rising cost of technology services and new costs related to the implementation of a new loan origination system.

Other expenses - Other expenses increased $1.8 million, or 13.9%, from $13.1 million for the nine months ended September 30, 2025 to $14.9 million for the nine months ended September 30, 2026. This was primarily the result of increases for data conversion expenses related to the BOH acquisition and new core expenses related to the BOH acquisition.

Financial Condition

Our total assets increased $930.4 million, or 20.8%, to $5.41 billion at September 30, 2026, compared to $4.48 billion at December 31, 2025. Our loans held for investment increased $686.6 million, or 21.8%, to $3.83 billion at September 30, 2026, compared to $3.14 billion at December 31, 2025. Our securities portfolio decreased $49.2 million, or 8.7%, to $518.3 million at September 30, 2026, compared to $567.5 million at December 31, 2025. Total deposits increased $786.6 million, or 20.3%, to $4.66 billion at September 30, 2026, compared to $3.87 billion at December 31, 2025.

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

Loans held for investment increased $686.6 million, or 21.8%, to $3.83 billion at September 30, 2026, compared to $3.14 billion at December 31, 2025. The increase in loans was primarily a result of an increase of $631.9 million in loans from the BOH acquisition and from organic loan growth.

The following table shows the contractual maturities of our loans held for investment portfolio at September 30, 2026:

	Due in One Year or Less	Due after One Year Through Five Years	Due after Five Years Through Fifteen Years	Due after Fifteen Years	Total
	(Dollars in thousands)
Commercial real estate	$310,135	$740,350	$263,594	$50,317	$1,364,396
Commercial - specialized	129,858	203,149	66,838	35,206	435,051
Commercial - general	172,339	411,766	172,114	79,109	835,328
Consumer:
1-4 family residential	70,929	167,186	115,236	358,349	711,700
Auto loans	3,898	160,940	105,850	-	270,688
Other consumer	8,204	39,319	12,739	-	60,262
Construction	108,017	39,660	2,807	3,229	153,713
Total loans	$803,380	$1,762,370	$739,178	$526,210	$3,831,138

The following table shows the distribution between fixed and adjustable interest rate loans for maturities greater than one year as of September 30, 2026:

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial real estate	$346,168	$708,093
Commercial - specialized	116,674	188,519
Commercial - general	255,444	407,545
Consumer:
1-4 family residential	371,810	268,961
Auto loans	266,790	-
Other consumer	52,058	-
Construction	19,141	26,555
Total loans	$1,428,085	$1,599,673

At September 30, 2026, there was $2.03 billion in adjustable rate loans, with $839.0 million of these loans that mature or reprice in the next twelve months. Of these loans that mature or reprice in the next twelve months, $787.9 million will reprice immediately upon changes in the underlying index rate, with the remaining $51.1 million being subject to rate ceilings, floors above the current index or a future repricing date. The Wall Street Journal prime rate is the predominate index used by the Bank.

The Bank is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout Texas and Eastern New Mexico. We have a collateral concentration, as 74.8% of our loans were secured by real property as of September 30, 2026, compared to 71.6% as of December 31, 2025. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout the areas we serve. Although the Bank has diversified portfolios, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the markets in which it operates, which consist primarily of agribusiness, wholesale/retail, oil and gas and related businesses, healthcare industries and institutions of higher education. Commercial real estate loans and residential construction loans represent 39.7% of loans held for investment as of September 30, 2026 and represented 37.0% of loans held for investment as of December 31, 2025. Further, 96% of the total dollar amount of these loans are secured by collateral located in the State of Texas.

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

Commercial real estate loans increased $299.8 million, or 28.2%, to $1.36 billion as of September 30, 2026 from $1.06 billion as of December 31, 2025. The increase was primarily due to increases broadly across this segment related to the BOH acquisition.

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

Commercial specialized loans increased $25.7 million, or 6.3%, to $435.1 million as of September 30, 2026 from $409.4 million as of December 31, 2025. The increase was primarily due to increases in loans to finance and investment companies as a result of the BOH acquisition.

Commercial general loans increased $176.0 million, or 26.7%, to $835.3 million as of September 30, 2026 from $659.3 million as of December 31, 2025. The increase was primarily due to increases broadly across this segment related to the BOH acquisition.

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

Consumer and other loans increased $131.6 million, or 14.4%, to $1.04 billion as of September 30, 2026, from $911.1 million as of December 31, 2025. The growth in these loans was primarily a result of an increase of $121.8 million in residential mortgage loans, mostly related to the BOH acquisition. In addition, there was an $11.5 million increase in auto loans. As of September 30, 2026, our consumer loan portfolio was comprised of $711.7 million in 1-4 family residential loans, $270.7 million in auto loans, and $60.3 million in other consumer loans.

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

Construction loans increased $53.6 million, or 53.6%, to $153.7 million as of September 30, 2026 from $100.1 million as of December 31, 2025. This increase was primarily due to the BOH acquisition.

The commercial real estate and construction categories comprise the Company’s nonowner-occupied real estate loans. Total nonowner-occupied real estate loans were $1.52 billion at September 30, 2026 and $1.16 billion at December 31, 2025. Nonowner-occupied commercial real estate loans are made up of income-producing commercial real estate property loans and construction, acquisition, and development property loans. As of September 30, 2026, total income-producing commercial real estate property loans totaled $1.04 billion and was comprised of $212.8 million of multi-family property loans, $286.7 million of retail property loans, $186.9 million of office property loans, $194.0 in industrial and warehouse loans, $64.2 million in storage facilities loans, $42.8 million in hospitality loans, and $53.2 million in other property loans. Other property loans include types such as RV parks and convenience stores. As of September 30, 2026, total construction, acquisition, and development property loans totaled $477.4 million and was comprised of $153.7 million in residential construction property loans and $323.6 million of commercial construction and other land development loans. The weighted average loan-to-value of income-producing nonowner-occupied commercial real estate loans was approximately 57% at September 30, 2026. The weighted average loan-to-value of nonowner-occupied office commercial real estate loans was approximately 55% at September 30, 2026.

Owner-occupied commercial real estate loans totaled $557.9 million at September 30, 2026 and $419.0 million at December 31, 2025.

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

The following table summarizes commitments we have made as of the dates presented.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$721,322	$554,286
Standby letters of credit	38,116	30,681
Total	$759,438	$584,967

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

The ACL for loans was $52.8 million at September 30, 2026, compared to $45.1 million at December 31, 2025, an increase of $7.6 million, or 16.9%. The increase was largely driven by $8.5 million of ACL recorded for loans acquired in the BOH acquisition and a $1.4 million provision for ACL being recorded during the nine months ended September 30, 2026, partially offset by net charge-offs of $2.2 million during the period. The Company continues to closely monitor asset quality in light of the current economic environment in the U.S. and our market areas including, among other things, the rising market interest rate environment, the lingering inflationary pressures in the United States, evolving U.S. trade and tariff policies, ongoing military conflicts and geopolitical instability. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table provides an analysis of the ACL for loans and other data during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Average loans outstanding during periods
Commercial real estate	$1,363,960	$1,060,233	$1,302,668	$1,095,168
Commercial – specialized	438,541	385,587	417,977	381,360
Commercial – general	838,258	624,551	745,059	594,860
Consumer:
1-4 family residential	720,239	590,700	658,550	580,062
Auto loans	266,968	257,352	261,287	259,124
Other consumer	60,770	63,362	61,592	63,972
Construction	148,053	97,021	125,209	99,865
Loans held for sale	10,579	14,659	12,699	13,119
Total average loans outstanding during the periods	$3,847,368	$3,093,465	$3,585,041	$3,087,530

Net charge-offs (recoveries) during the periods
Commercial real estate	$898	$541	$961	$541
Commercial – specialized	162	(9)	172	(90)
Commercial – general	(52)	67	345	152
Consumer:
1-4 family residential	18	304	(281)	256
Auto loans	108	161	434	765
Other consumer	174	221	555	643
Construction	-	-	-	(5)
Total net charge-offs (recoveries) during the periods	$1,308	$1,285	$2,186	$2,262

Ratio of net charge-offs (recoveries) to average loans during the periods
Commercial real estate	0.07%	0.05%	0.07%	0.05%
Commercial – specialized	0.04%	0.00%	0.04%	(0.02)%
Commercial – general	(0.01)%	0.01%	0.05%	0.03%
Consumer:
1-4 family residential	0.00%	0.05%	(0.04)%	0.04%
Auto loans	0.04%	0.06%	0.17%	0.30%
Other consumer	0.29%	0.35%	0.90%	1.01%
Construction	0.00%	0.00%	0.00%	(0.01)%
Total ratio of net charge-offs (recoveries) to average loans during the periods	0.03%	0.04%	0.06%	0.07%

The following table provides other loan data as of the dates indicated.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Total loans held for investment outstanding	$3,831,138	$3,144,502
Nonaccrual loans	$13,396	$7,070
Allowance for credit losses on loans	$52,768	$45,131
Ratio of allowance to total loans held for investment	1.38%	1.44%
Ratio of allowance to nonaccrual loans	393.91%	638.35%
Ratio of nonaccrual loans to total loans held for investment	0.35%	0.22%

Net charge-offs totaled $1.3 million and were 0.13% (annualized) of average loans outstanding for the three months ended September 30, 2026, which is comparable to $1.3 million and 0.16% (annualized) for the three months ended September 30, 2025. Net charge-offs totaled $2.2 million and were 0.08% (annualized) of average loans outstanding for the nine months ended September 30, 2026, which is comparable to $2.3 million and 0.10% (annualized) for the nine months ended September 30, 2025. The allowance for credit losses on loans as a percentage of loans held for investment was 1.38% at September 30, 2026 and 1.44% at December 31, 2025.

While the entire ACL for loans is available to absorb losses from any part of our loan portfolio, the following table sets forth the allocation of the ACL for loans for the periods presented and the percentage of allowance in each classification to total allowance:

	September 30, 2026		December 31 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate	$18,200	34.5%	$15,214	33.8%
Commercial – specialized	5,703	10.8%	5,231	11.6%
Commercial – general	8,761	16.6%	7,448	16.5%
Consumer:
1-4 family residential	12,859	24.4%	11,103	24.6%
Auto loans	3,495	6.6%	3,033	6.7%
Other consumer	1,102	2.1%	1,150	2.5%
Construction	2,648	5.0%	1,952	4.3%
Total allowance for credit losses	$52,768	100.0%	$45,131	100.0%

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

At September 30, 2026, our total nonaccrual loans were $13.4 million, or 0.35% of total loans held for investment, as compared to $7.1 million, or 0.22% of total loans held for investment, at December 31, 2025. Any loans within this amount that exceeded $250 thousand were specifically analyzed and specific valuation allowances were established as necessary and included in the ACL for loans to cover any probable loss. This increase of $6.3 million was predominantly due to two loan relationships totaling $7.3 million being placed on nonaccrual status during the third quarter of 2026. The largest of these relationships returned to performing status in October 2026.

Nonperforming loans were $15.3 million at September 30, 2026, as compared to $9.8 million at December 31, 2025.  This increase is largely due to the nonaccrual changes noted above.

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

Total securities at September 30, 2026 were $518.3 million, representing a decrease of $49.2 million, or 8.7%, compared to $567.5 million at December 31, 2025. The decrease was primarily due to $24.2 million in maturities, net of purchases, prepayments and calls, partially offset by $6.8 million in securities acquired from BOH, and a $30.0 million decrease in the fair value of securities available for sale at September 30, 2026 as compared to December 31, 2025. The $30.0 million decrease resulted from increased longer-term interest rates primarily in the third quarter of 2026.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2026, the fair value of the Company’s securities available for sale was $100.0 million lower than the amortized cost. At September 30, 2026, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. Within this evaluation, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security, among other factors. Based on management’s evaluation no unrealized losses on securities were determined to be due to credit loss. Additionally, we anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity, thus no ACL or losses have been recognized or realized in the consolidated financial statements for securities in the portfolio.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay an obligation with or without call or prepayment penalties.

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
September 30, 2026	(Dollars in thousands)
Available-for-sale
State and municipal	$490	5.00%	$4,129	3.04%	$13,855	2.53%	$178,160	2.37%
Mortgage-backed securities - residential	80	1.93%	904	2.40%	88	4.36%	282,923	2.31%
Mortgage-backed securities - commercial	-	0.00%	49,783	2.48%	1,986	4.13%	1,495	4.55%
Collateralized mortgage obligations	-	0.00%	62,615	4.30%	-	0.00%	3,618	5.15%
Asset-backed and other amortizing securities	-	0.00%	732	3.02%	1,144	3.29%	10,753	2.75%
Other securities	-	0.00%	-	0.00%	5,612	7.77%	-	0.00%
Total available-for-sale	$570	4.57%	$118,163	3.46%	$22,685	4.01%	$476,949	2.37%

December 31 2025
Available-for-sale
State and municipal	$545	3.46%	$5,079	2.72%	$12,841	2.40%	$180,951	2.38%
Mortgage-backed securities - residential	41	1.33%	1,040	2.06%	518	2.97%	301,112	2.29%
Mortgage-backed securities - commercial	-	0.00%	1,525	4.03%	47,244	2.31%	-	0.00%
Collateralized mortgage obligations	-	0.00%	-	0.00%	63,398	4.56%	4,310	5.30%
Asset-backed and other amortizing securities	-	0.00%	254	2.99%	2,069	3.19%	11,649	2.75%
Other securities	-	0.00%	5,000	7.53%	-	0.00%	-	0.00%
Total available-for-sale	$586	3.31%	$12,898	4.69%	$126,070	3.47%	$498,022	2.36%

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

Total deposits at September 30, 2026 were $4.66 billion, representing an increase of $786.6 million, or 20.3%, compared to $3.87 billion at December 31, 2025. The increase since December 31, 2025 was largely due to $595.8 million of deposits acquired from BOH with additional organic growth and a seasonal increase in public fund deposits in both noninterest-bearing and interest-bearing deposits occurring broadly across retail and commercial deposits. As of September 30, 2026, 25.3% of total deposits were comprised of noninterest-bearing demand accounts, 62.6% of interest-bearing non-maturity accounts and 12.1% of time deposits.

The following table shows the deposit mix as of the dates presented:

	September 30, 2026		December 31 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,179,107	25.3%	$1,023,517	26.4%
NOW and other transaction accounts	1,453,376	31.2%	1,307,596	33.8%
Money market and other savings	1,462,222	31.4%	1,111,529	28.7%
Time deposits	565,986	12.1%	431,435	11.1%
Total deposits	$4,660,691	100.0%	$3,874,077	100.0%

The following table summarizes our average deposit balances and weighted average rates paid on deposits, on an annualized basis, for the periods indicated.

	Three Months Ended September 30,
	2026		2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Noninterest-bearing deposits	$1,109,748	0.00%	$1,010,159	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,401,695	2.05%	1,234,936	2.65%
Savings accounts	133,532	0.70%	133,459	0.81%
Money market accounts	1,364,283	3.29%	956,886	3.10%
Time deposits	594,664	3.51%	424,788	3.66%
Total interest-bearing deposits	3,494,174	2.73%	2,750,069	2.87%
Total deposits	$4,603,922	2.07%	$3,760,228	2.10%

	Nine Months Ended September 30,
	2026		2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(Dollars in thousands)
Noninterest-bearing deposits	$1,067,204	0.00%	$978,426	0.00%
Interest-bearing deposits:
NOW and interest-bearing demand accounts	1,357,503	2.19%	1,136,140	2.74%
Savings accounts	134,334	0.69%	133,390	0.81%
Money market accounts	1,254,432	3.12%	1,048,605	2.98%
Time deposits	544,710	3.54%	435,127	3.81%
Total interest-bearing deposits	3,290,979	2.71%	2,753,262	2.90%
Total deposits	$4,358,183	2.04%	$3,731,688	2.14%

Time deposits issued in amounts of more than $250 thousand represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

The scheduled maturities of time deposits of more than $250 thousand as of September 30, 2026 follows:

Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
(Dollars in thousands)
$58,829	$54,130	$35,135	$8,796	$156,890

The estimated amount of uninsured deposits as of September 30, 2026 was $1.83 billion. This represented approximately 39% of total deposits and excludes $437.5 million of collateralized public fund deposits.

Borrowed Funds

In addition to deposits, we may utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, both short and long-term, on a blanket floating lien status collateralized by first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2026 and December 31, 2025, we had total remaining borrowing capacity from the FHLB of $1.64 billion and $1.27 billion, respectively, with no outstanding balance. There were $15 million in FHLB advances assumed in the BOH acquisition. These advances had a weighted-average interest rate of 3.89% and were repaid in May of 2026. We had no other FHLB borrowings during the three and nine months ended September 30, 2026 or 2025.

The Company may use FHLB letters of credit to pledge to certain public deposits. There was no outstanding balance of FHLB letters of credit at September 30, 2026 and December 31, 2025.

Federal Reserve Bank of Dallas. The Bank has a line of credit with the Federal Reserve Bank of Dallas (the “FRB”). The amount of the line is determined on a monthly basis by the FRB. The line is collateralized by a blanket floating lien on all agriculture, commercial and consumer loans. The amount of the line was $807.6 million and $659.7 million at September 30, 2026 and December 31, 2025, respectively, with no outstanding balance. We had no FRB borrowings during the three and nine months ended September 30, 2026 or 2025.

Lines of Credit. The Bank has uncollateralized lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines was $140.0 million as of September 30, 2026 and December 31, 2025, with no outstanding balance. The lines were not used, other than overnight testing, during the three and nine months ended September 30, 2026 or 2025.

Subordinated Debt. In December 2018, the Company issued $14.1 million of subordinated notes that have a maturity date of December 2030 and a weighted-average fixed rate of 6.41% for the first seven years. After the fixed rate period expired, these notes began floating at the Wall Street Journal prime rate, with a floor of 4.0% and a ceiling of 7.5%, resulting in a rate of 6.75% as of September 30, 2026. These notes pay interest quarterly, are unsecured, and may be called by the Company at any time after the remaining maturity is five years or less. Additionally, these notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations. As of September 30, 2026, the total amount of subordinated debt outstanding was $14.1 million.

Junior Subordinated Deferrable Interest Debentures and Trust Preferred Securities. Between March 2004 and June 2007, the Company formed three wholly-owned statutory business trusts solely for the purpose of issuing trust preferred securities, the proceeds of which were invested in junior subordinated deferrable interest debentures. The trusts are not consolidated and the debentures issued by the Company to the trusts are reflected in the consolidated balance sheets. The Company records interest expense on the debentures in its consolidated financial statements. The amount of debentures outstanding was $46.4 million at September 30, 2026 and December 31, 2025. The Company has the right, as has been exercised in the past, to defer payments of interest on the securities for up to twenty consecutive quarters. During such time, corporate dividends may not be paid. The Company is current in its interest payments on the debentures.

The chart below indicates certain information, as of September 30, 2026, about each of the statutory trusts and the junior subordinated deferrable interest debentures, including the date the junior subordinated deferrable interest debentures were issued, outstanding amounts of trust preferred securities and junior subordinated deferrable interest debentures, the maturity date of the junior subordinated deferrable interest debentures, and the interest rates on the junior subordinated deferrable interest debentures.

Name of Trust	Issue Date	Amount of Trust Preferred Securities	Amount of Debentures	Stated Maturity Date of Trust Preferred Securities and Debentures(1)	Interest Rate of Trust Preferred Securities and Debentures(2)(3)
	(Dollars in thousands)
SPFCT III	2004	$10,000	$10,310	2034	3-mo. CME Term SOFR + 291 bps; 6.66%
SPFCT IV	2005	20,000	20,619	2035	3-mo. CME Term SOFR + 291 bps; 5.55%
SPFCT V	2007	15,000	15,464	2037	3-mo. CME Term SOFR + 291 bps; 5.66%
Total		$45,000	$46,393

(1)	May be redeemed at the Company’s option.
(2)	Interest payable quarterly with principal due at maturity.
(3)	Rate as of last reset date, prior to September 30, 2026.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window. At September 30, 2026, the Bank had the capacity to borrow funds from the FHLB and the Federal Reserve discount window of up to approximately $1.6 billion and $807.6 million, respectively.

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

Capital

Total stockholders’ equity was $622.8 million as of September 30, 2026, compared to $493.8 million as of December 31, 2025, an increase of $128.9 million, or 26.1%. The increase from December 31, 2025 was primarily the result of $117.5 million in common stock issued related to the BOH acquisition and $54.3 million in net income for the nine months ended September 30, 2026, partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $22.8 million related to fair value changes in available for sale securities and related fair value hedges, $9.4 million of dividends paid and $12.8 million in repurchases of common stock for the nine months ended September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, both SPFI and City Bank met all the capital adequacy requirements to which each was subject. At September 30, 2026, SPFI and City Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and City Bank’s further growth and to maintain our “well capitalized” status.

The table below summarizes the capital requirements applicable to SPFI, on a consolidated basis, and City Bank in order to be considered “well capitalized” from a regulatory perspective, as well as SPFI and the Bank’s capital ratios as of the dates indicated.

	September 30, 2026		December 31 2025
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
SPFI:
Total capital (to risk-weighted assets)	$726,519	16.61%	$622,485	17.26%
Tier 1 capital (to risk-weighted assets)	666,380	15.23%	566,107	15.70%
CET 1 capital (to risk-weighted assets)	621,380	14.20%	521,107	14.45%
Tier 1 capital (to average assets)	666,380	12.42%	566,107	12.53%

City Bank:
Total capital (to risk-weighted assets)	$632,884	14.47%	$537,444	14.91%
Tier 1 capital (to risk-weighted assets)	584,025	13.36%	492,355	13.66%
CET 1 capital (to risk-weighted assets)	584,025	13.36%	492,355	13.66%
Tier 1 capital (to average assets)	584,025	10.89%	492,355	10.90%

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 23, 2026, the federal banking agencies finalized changes to encourage broader adoption of the framework by reducing the required leverage ratio from 9.0% to 8.0%. This change became effective on July 1, 2026. Although the Company and the Bank are qualifying community banking organizations, the Company and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the requirements of the Basel III capital framework as described above.

Treasury Stock

We repurchased stock in accordance with our previously-announced stock repurchase program and also in a privately negotiated transaction during the nine months ended September 30, 2026. We did not repurchase any shares of common stock during the three months ended September 30, 2026. For the nine months ended September 30, 2026, we repurchased 310,965 shares of common stock for a total of $12.8 million.  For the three months ended September 30, 2025, we did not repurchase any shares of common stock. For the nine months ended September 30, 2025, we repurchased 259,046 shares of common stock for a total of $8.5 million. These shares were retired immediately upon repurchase and not included in treasury stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-Q for further information.

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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	September 30, 2026	December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	(0.07)	(3.03)
+200	0.15	(1.91)
+100	0.33	(0.89)
-100	(1.81)	(0.26)
-200	(2.12)	0.27

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and then presents book value per common share, tangible book value per common share, total stockholders’ equity to total assets, and tangible common equity to tangible assets:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Total stockholders' equity	$622,756	$493,837
Less: Goodwill and other intangibles	(71,857)	(20,448)
Tangible common equity	$550,899	$473,389

Total assets	$5,410,874	$4,480,500
Less: Goodwill and other intangibles	(71,857)	(20,448)
Tangible assets	$5,339,017	$4,460,052
Shares outstanding	18,847,573	16,293,577
Total stockholders' equity to total assets	11.51%	11.02%
Tangible common equity to tangible assets	10.32%	10.61%
Book value per share	$33.04	$30.31
Tangible book value per share	$29.23	$29.05

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the Program, the Company may repurchase shares of the Company’s common stock from time to time through various means, including open market purchases and privately negotiated transactions. Open market repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. Repurchases under the Program may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased by the Company when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The extent to which the Company repurchases its shares, and the manner, timing and amount of such repurchases, will depend upon a variety of factors, including the performance of the Company’s stock price, general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The Program does not obligate the Company to repurchase any particular number or amount of shares of the Company’s common stock and there is no guarantee as to the exact number or value of shares that will be repurchased by the Company under the Program.

The following table summarizes the share repurchase activity under the Program for the three months ended September 30, 2026.

	Total Shares Repurchased	Average Price Paid Per Share	Total Dollar Amount Purchased Pursuant to Publicly- Announced Plans	Maximum Dollar Amount Remaining Available for Repurchase Pursuant to Publicly- Announced Plans
July 2026	-	$-	$-	$9,573,819
August 2026	-	-	-	9,573,819
September 2026	-	-	-	9,573,819
Total	-

Item 3.
Defaults upon Senior Securities

Not applicable.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2019) (File No. 333-230851).

3.2	Third Amended and Restated Bylaws of South Plains Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025) (File No. 001-38895).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	The following material from South Plains Financial, Inc.’s Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements Of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

*
Filed with this Form 10-Q

**
Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Plains Financial, Inc.

Date:	November 3, 2026	By:	/s/ Cory T. Newsom
Cory T. Newsom
President (Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Steven B. Crockett
Steven B. Crockett
Chief Financial Officer and Treasurer